Form 10-K
period 2000-12-31
GENVEC INC
filed 2001-03-30
CIK 934473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (MARK ONE)
         / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

                   For the fiscal year ended December 31, 2000

                                       Or

         /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________to_______________.

                        COMMISSION FILE NUMBER: 333-47408

                                  GENVEC, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                         23-2705690
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification Number)

65 WEST WATKINS MILL ROAD, GAITHERSBURG, MARYLAND                     20878
   (Address of principal executive offices)                         (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 240-632-0740

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the Nasdaq National Market on such date was $66,440,496. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at February 28, 2001 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of February 28, 2001, there were 17,946,528 shares of the registrant's common stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

                                TABLE OF CONTENTS

       FORM 10-K          FORM 10-K                                                                        FORM 10-K
        PART NO.           ITEM NO.                                DESCRIPTION                               PAGE NO.
        --------           --------       ---------------------------------------------------------         --------
            I                  1          BUSINESS......................................................        1
                               2          PROPERTIES....................................................       35
                               3          LEGAL PROCEEDINGS.............................................       35
                               4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........       36

           II                  5          MARKET FOR THE REGISTRANT'S
                                          COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................       39
                               6          SELECTED FINANCIAL DATA.......................................       40
                               7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                          AND RESULTS OF OPERATIONS.....................................       41
                             7(A)         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....       46
                               8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................       47
                               9          CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
                                          AND FINANCIAL DISCLOSURE......................................       47


           III               10-13                                                                             48

           IV                 14          EXHIBITS, FINANCIAL STATEMENT
                                          SCHEDULES AND REPORTS ON FORM 8-K.............................       49

                                          FINANCIAL STATEMENTS..........................................        F

THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED ("EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ALSO MAY BE INCLUDED IN OTHER STATEMENTS THAT WE MAKE. ALL STATEMENTS THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT'S ESTIMATES, ASSUMPTIONS AND PROJECTIONS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "INTENDS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES" OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AS OF THE DATE THEREOF, ACTUAL RESULTS, COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING RISKS RELATING TO THE EARLY STAGE OF PRODUCTS UNDER DEVELOPMENT; UNCERTAINTIES RELATING TO CLINICAL TRIALS; DEPENDENCE ON THIRD PARTIES; FUTURE CAPITAL NEEDS; AND RISKS RELATING TO THE COMMERCIALIZATION, IF ANY, OF OUR PRODUCT CANDIDATES (SUCH AS MARKETING, SAFETY, REGULATORY, PATENT, PRODUCT LIABILITY, SUPPLY, COMPETITION AND OTHER RISKS). ADDITIONAL IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR CURRENT EXPECTATIONS ARE INCLUDED IN THE SECTION BELOW ENTITLED "BUSINESS-RISKS AND UNCERTAINTIES." WE WILL NOT UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE ON WHICH THE STATEMENT IS MADE, EXCEPT AS MAY BE REQUIRED BY LAW.

                                     PART 1

ITEM 1.    BUSINESS

OVERVIEW

We develop gene-based products that cause medically beneficial proteins to be produced at the site of disease. We believe that local production of proteins over a sustained period will allow the proteins to have a potential benefit while minimizing the overall toxicity that can occur when large doses of a protein are introduced directly into the body.

Our current areas of focus are diseases of the heart and blood vessels, cancer and diseases of the eye. We are developing products consisting of genes and vehicles, commonly called vectors, that deliver those genes into cells at the site of the disease.

We have specialized in the use and improvement of particular types of vectors called adenovectors. These vectors are derived from adenoviruses, which are viruses that cause ailments such as the common cold. We believe that our adenovector technology allows us to test the therapeutic benefit of genes in a broad range of animal models of human disease. We believe that our technology also allows us to advance our product candidates to human testing, or clinical testing, generally in less time than traditional drug discovery methods.

Since our incorporation in 1992, we have devoted substantially all of our resources to developing various gene-based products and are now focused on our current product candidates.

BACKGROUND

The promise of genomics is that an improved understanding of gene function will lead to increased knowledge of disease and the ability to create new therapies. Genomics information has become an important component of biological research into the cause of human disease. Pharmaceutical and biotechnology companies are using this information to develop new medically beneficial products.

IMPROVING THE UNDERSTANDING OF THE BIOLOGY OF DISEASE. Genes are the essential blueprint for life. Genes produce their effect by making proteins using their DNA sequence as a blueprint. New technologies for life science research and significant financial investment have accelerated the study of the gene structure and function of humans and other organisms. This field of study is generally known as genomics. The majority of this effort has been to identify partial and full gene sequences of the human genome. The first working draft of the complete human genome sequence has recently been completed.

Gene sequences, while important, do not provide sufficient information to determine the function of specific genes. Scientists are now working to understand the function and role of genes in disease. This field of study is referred to as functional genomics. Many techniques are used to determine gene function, including cell culture, biochemical studies and the study of non-mammalian organisms. However, it is often difficult to determine the function of a gene and its potential role in a disease. Vectors provide a means of carrying genes to specific cells in mammals so that the function of specific genes and the proteins whose production they stimulate in a particular tissue may be rapidly and cost effectively assessed for their potential role in the prevention or treatment of disease.

CONVERTING GENOMICS INFORMATION INTO THERAPEUTIC PRODUCTS. Key approaches being used to develop new therapies based on genomics information are identification of new targets for small molecule drugs, the use of proteins and antibodies as drugs and the use of genes to treat disease. While each of these approaches has its particular strengths, with small molecule drugs, proteins and antibodies it is often difficult to maintain sufficient concentrations of the drugs at the site of disease for a long enough period of time to show effectiveness.

THE USE OF PROTEINS AS THERAPEUTIC PRODUCTS. Proteins that regulate biological processes may be candidates to become medically beneficial products. Proteins are widely used in the practice of medicine. In 1999, sales of proteins used to treat human disease in the United States approximated $13 billion. Despite the commercial success of many protein therapies, broad medical use of proteins is limited by the inability to maintain sufficient concentrations of the protein at the site of disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein's presence in other, non-target tissues. In addition, production of proteins requires large-scale cell culture techniques and highly specialized purification and formulation methods. These requirements can be expensive and time consuming.

OUR APPROACH

Our approach for creating effective drug therapies is to use genes to produce proteins at the site of disease. This approach provides us with an opportunity to convert genomics discoveries directly into product candidates that harness the powerful potential of proteins in a wide variety of applications. We believe that administering a gene-based product, rather than the protein whose production it stimulates, may also overcome many of the production, speed and cost issues associated with other discovery approaches. Our approach also may result in greater control over the location, timing and amount of therapy. Since high concentrations of the protein are produced only at the site of disease, we anticipate that our new treatments will be effective and well tolerated.

Our product candidates are made up of vectors and genes intended to produce proteins with the potential for medical benefit. To deliver genes for therapeutic applications, we believe the adenovector has the combined advantages of being well tolerated, efficient and flexible, allowing us to create multiple products for a wide variety of diseases. We believe that we can engineer our vectors to achieve useful performance characteristics and that we can produce them in commercial quantities. In addition, we are able to use the same vector technology for functional genomics purposes to help determine the function of a specific gene and to create new drug candidates--reducing the number of steps that are typically involved in developing a new drug.

OUR STRATEGY

Our goal is to lead in the discovery, development and commercialization of innovative gene-based products that address major medical needs. To achieve this goal, we intend to:

o DEVELOP AND COMMERCIALIZE A BROAD PORTFOLIO OF PRODUCTS. We believe that to achieve maximum economic return with acceptable risk, we need to develop and commercialize a broad portfolio of products. Our technology allows us to create product candidates for the treatment of a variety of diseases. We intend to use our technology to create a broad portfolio of products so that we can increase the potential for significant revenues in the future. In order for us to develop and commercialize multiple product candidates at the same time, we intend to establish relationships with other companies. These relationships would provide funding and clinical and marketing resources for the development and commercialization of some of our product candidates. They would also enhance our ability to build our internal capabilities so that we may independently develop and commercialize selected product candidates.

o USE GENOMICS INFORMATION TO IDENTIFY AND CREATE NEW THERAPEUTIC PRODUCT CANDIDATES. The genomics revolution is generating an abundance of information regarding genes and gene function. We intend to use our drug discovery technology to convert this information into product candidates. To help us assess the potential of these genes and select the most promising candidates for development, we will continue to establish alliances with corporations and academic institutions. These relationships facilitate our access to genes, genomics information, models of human disease and other technologies useful for drug discovery purposes.

o SUSTAIN AND EXTEND OUR TECHNOLOGY POSITION IN SAFE, EFFICIENT AND TARGETED GENE DELIVERY. Our core technology enables us to create products that deliver genes that cause local production of therapeutic proteins. We refer to the delivery of our product directly to the site of the disease as "targeted gene delivery." We will continue to enhance our gene delivery capabilities through internal research, collaborations and acquisitions. We expect improvements in our core technology to enhance our drug discovery efforts and lead to additional product candidates. We intend to further strengthen our technologies relating to process development, formulation and manufacturing.

OUR PRODUCT DEVELOPMENT PIPELINE

We have used our proprietary drug discovery and development technologies to create a portfolio of product candidates that treat a number of major diseases. Our current areas of therapeutic focus include cardiovascular disease, particularly insufficient blood flow in the vessels of the heart and legs, cancer and diseases of the eye. Our existing product candidates use proprietary genes that we have licensed from others.

                         PORTFOLIO OF PRODUCT CANDIDATES

------------------------------------------------------------------------------------------------------------------------------
      PRODUCT CANDIDATE        THERAPEUTIC GENE       INDICATION       PRECLINICAL     PHASE I       PHASE II     PHASE III
-----------------------        ----------------       ----------       -----------     -------       --------     ---------
BIOBYPASS(R)angiogen                VEGF(121)
                                                    Coronary Artery     X               X             X
                                                     Disease

                                                    Peripheral          X               X             X
                                                    Vascular
                                                    Disease
TNFerade                          TNF(alpha)
                                                    Locally Advanced    X               X
                                                    Cancers

PEDF Program                         PEDF
                                                    Macular             X
                                                    Degeneration

                                                    Diabetic            X
                                                    Retinopathy
GENSTENT                             iNOS
                                                    Vascular            X
                                                    Damage


BIOBYPASS(R) ANGIOGEN

BIOBYPASS(R) angiogen is intended to improve blood flow by stimulating new blood vessel formation in patients witH insufficient blood flow in the heart and legs.

Cardiovascular disease is the leading cause of death in the United States and in most other developed countries. In 1999, the American Heart Association ("AHA") estimated that 60 million Americans suffer from cardiovascular disease and that over $185 billion is spent annually on the care and treatment of individuals with this disease. Cardiovascular disease is characterized by insufficient blood flow, or ischemia, which deprives tissues of oxygen and other vital nutrients. Ischemia in the heart can lead to severe pain, impaired heart function and heart attack. Ischemia in the legs can lead to intermittent or chronic pain while at rest, and ultimately, to severe infection, for which amputation of a leg is the only current treatment.

CORONARY ARTERY DISEASE. Approximately 50% of deaths attributable to cardiovascular disease are due to coronary artery disease, or blocked arteries in the heart, which affects more than 12 million patients in the United States. In patients with severe coronary artery disease, angioplasty is often used to open blocked vessels. Angioplasty involves the insertion of an inflatable balloon catheter to physically open a narrowed blood vessel. The AHA estimates that in 1997, the latest date for which data is available, 450,000 angioplasty procedures were performed on patients in the United States at an average cost of $20,000 per procedure. Studies have shown that within seven months following angioplasty, the blood vessel narrows again in 20% to 40% of patients, a process called restenosis. Another option for treating more severe coronary artery disease is coronary artery bypass graft surgery, or CABG, which involves bypassing the diseased artery with a blood vessel taken from another part of the body. The AHA estimates that in 1997 more than 600,000 CABG procedures were performed in the United States at an average cost of $45,000 per procedure. These procedures are highly invasive and frequently need to be repeated. We believe that there is a substantial need for products that are less invasive and provide longer lasting, improved results and reduced deaths in patients undergoing angioplasty or coronary artery bypass surgery. In addition, some coronary artery disease patients are ineligible for angioplasty or coronary bypass procedures. For these patients, new treatments are essential.

PERIPHERAL VASCULAR DISEASE. Peripheral vascular disease is characterized by the progressive deterioration of blood flow to the legs. Approximately 5% of individuals over the age of 50, or 8 million people in the United States, have peripheral vascular disease, resulting in significant medical costs. The cost of surgical procedures used to treat peripheral vascular disease is in excess of $3 billion annually. Current therapies for the treatment of peripheral vascular disease, ranging from changes in lifestyle and exercise programs to angioplasty or blood vessel grafts, generally do not stop the progress of the disease. In addition, peripheral vascular disease patients who have widespread disease or vessels that are too small to access tend to be poor candidates for angioplasty or blood vessel grafts, which is the bypassing of the diseased artery with a blood vessel taken from another part of the body. Vascular surgeons perform approximately 140,000 amputations per year, predominantly for end-stage peripheral vascular disease, in the United States alone.

BIOBYPASS(R) ANGIOGEN. We believe that restoring blood flow to areas of insufficient blood flow through the formation of new blood vessels, a process known as angiogenesis, offers one of the most promising treatments for patients with coronary artery disease and peripheral vascular disease. Angiogenesis, the body's natural response to insufficient blood flow, is triggered by proteins such as VEGF. Providing VEGF to ischemic tissue is intended to enhance the body's normal response and stimulate additional blood vessel formation. Therapeutic use of the protein has been limited however, because the VEGF protein is rapidly cleared by the body and can be toxic when administered generally throughout the body.

Our lead product candidate, BIOBYPASS angiogen, uses one of our proprietary vectors to deliver a proprietary gene, VEGF(121), to cells of the heart or legs. The VEGF protein has a high degree of specificity for the cells involved in new blood vessel formation, thereby reducing the potential for unwanted side effects. We believe that local administration of BIOBYPASS angiogen to the diseased tissue using injection catheters or syringes results in production of the VEGF protein where it is needed and avoids the toxicity associated with delivering the protein throughout the body. We have an exclusive worldwide license for all gene therapy products of the VEGF(121) gene from Scios, Inc.

COLLABORATION WITH WARNER-LAMBERT. In July 1997, we entered into a collaboration with the Warner-Lambert Company, which was acquired by Pfizer Inc. in June 2000, to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of coronary artery disease and peripheral vascular disease. Under the terms of our collaboration, we granted Warner-Lambert an exclusive, royalty-bearing license to manufacture and sell products resulting from our relationship for the treatment of coronary artery disease and peripheral vascular disease worldwide, excluding Asia. Warner-Lambert has the primary responsibility for clinical development, regulatory approval, manufacturing and commercialization of collaboration products. If we achieve specified milestones, we may receive a total of more than $100 million, excluding royalties, in license fees, research and development funding, milestone payments and equity purchases.

CLINICAL STATUS. BIOBYPASS(R) angiogen has entered Phase II clinical trials to evaluate its potential use in the treatment of coronary artery disease and peripheral vascular disease. Warner-Lambert is conducting the Phase II program. The Phase II clinical studies are designed to be supportive of registration if an application is filed with the U.S. Food and Drug Administration, or FDA, for product approval. In our earlier Phase Ib clinical trials, we treated a total of 66 patients by direct injection into the heart and legs and observed that BIOBYPASS(R) angiogen was well tolerated. The initial clinical studies of 31 patients with coronary artery disease, although not placebo-controlled, did include measures of exercise capacity, clinical symptoms, new blood vessel formation and blood flow. The initial clinical study in 35 peripheral vascular disease patients included similar measures and, as in the coronary artery disease studies, supported the initiation of Phase II studies.

The clinical program plans to assess the effectiveness, toleration and dosage of BIOBYPASS(R) angiogen administered through a number of different delivery methods, including:

     o endocardial injection, from inside the heart, by interventional cardiologists using a catheter,

     o epicardial injection, from outside the heart, by cardiac surgeons using a syringe, and

     o intramuscular injection by vascular physicians, including surgeons and vascular medicine physicians, using a syringe.

The table below summarizes the status of the clinical program for BIOBYPASS angiogen.

                                                BIOBYPASS(R) ANGIOGEN CLINICAL PROGRAM
                                              PHYSICIAN                                                PATIENT
             INDICATION                         GROUP                  STATUS         NUMBER        TRIAL DESIGN(2)
--------------------------------------------------------------------------------------------------------------------------
CORONARY ARTERY DISEASE
--------------------------------------------------------------------------------------------------------------------------
EPICARDIAL SYRINGE DELIVERY:
                                                                        Phase                  Open Label,
   Adjunct to CABG..................       Cardiac Surgeons         Ib--Completed        15     Dose-Escalation

                                                                        Phase                  Open Label,
   Minimally Invasive Surgery.......       Cardiac Surgeons         Ib--Completed        16     Dose-Escalation

                                                                                               Randomized, Controlled
                                                                                               vs. Best Available
   Minimally Invasive Surgery.......       Cardiac Surgeons       Phase II--Ongoing    70(1)    Treatment

ENDOCARDIAL INJECTION CATHETER
DELIVERY:
                                           Interventional                                      Randomized, Double-blind,
   Pilot Study......................       Cardiologists          Phase Ib--Ongoing    12(1)    Placebo Controlled

--------------------------------------------------------------------------------------------------------------------------
PERIPHERAL VASCULAR DISEASE
--------------------------------------------------------------------------------------------------------------------------

                                                                        Phase                   Open Label,
    Intramuscular Syringe Delivery..     Vascular Physicians        Ib--Completed        35     Dose-Escalation

                                                                                                Randomized, Double-blind,
   Intramuscular Syringe Delivery...     Vascular Physicians      Phase II--Ongoing    105(1)   Placebo Controlled

(1)  Targeted patient enrollment numbers
(2) Open label, dose-escalation indicates that the patient receives increasing doses of the study medication in an open label fashion, that is, the physician and the patient both know that the patient received the study medication. In a randomized, double-blind, placebo controlled study, neither the patient nor the physician administering the treatment knows whether the patient is receiving the study medication or a placebo.

Warner-Lambert is also responsible for the manufacture of BIOBYPASS angiogen for clinical and commercial use in its territories under our collaboration agreement. Warner-Lambert provided us funding to develop a manufacturing process and testing methods. In 2000, we transferred this technology and know-how to Warner-Lambert's newly constructed pilot manufacturing facility in Dublin, Ireland.

TNFERADE

Cancer is the second leading cause of death in the United States. Approximately 60% of all cancer patients in the U.S. receive radiation therapy as part of their treatment.

We are developing a new product candidate, TNFerade, to provide benefit in conjunction with radiation therapy for cancer. TNF(alpha) is a protein with a well-documented anti-cancer effect. The TNF(alpha) protein was recently approved for marketing in Europe for the treatment of two types of cancer, sarcoma and melanoma, in the arms and legs. In accordance with this approval, TNF(alpha) must be delivered in a manner that requires complex surgery under a general anesthetic to isolate delivery to the limb and avoid the toxicity of TNF(alpha) when administered generally throughout the body. This method of administration is applicable to very few cancers and is cumbersome, expensive, and not without risk. TNFerade, which incorporates a proprietary adenovector carrying the gene coding for TNF(alpha), is delivered locally to the tumor site and combined with radiation therapy. We have designed TNFerade so that the maximum gene expression is caused by radiation therapy in order to enhance the local therapeutic effect of TNF(alpha) while minimizing toxicity. We licensed rights to the TNF(alpha) gene in the United States from Asahi Chemical Industry Co., Ltd.

Our preclinical studies indicate that TNFerade enhances the effect of radiation in several animal models of human cancer. For example, in a model of head and neck cancer, TNFerade and radiation were found to have 90% greater tumor shrinkage than either radiation or TNFerade alone. The combined effect of radiation and TNFerade is believed to be related to selective disruption of the blood vessels in the tumor. We observed damage to the blood vessels and rapid tumor death in the tumors but not in the surrounding normal tissues, indicating a selective effect on diseased tissue. In the fourth quarter of 2000, we filed an Investigational New Drug Application for TNFerade in patients with various injectable solid tumors, such as rectal cancer and head and neck cancer. We initiated Phase I clinical studies for TNFerade in the first quarter of 2001. We may seek a corporate partner to help us develop and commercialize TNFerade.

PEDF PRODUCT PROGRAM

The leading causes of blindness in the developed world are macular degeneration and diabetic retinopathy, a secondary effect of diabetes. Both macular degeneration and diabetic retinopathy involve an excess growth of abnormal blood vessels in the eye that can lead to blindness. Macular degeneration is a progressive eye disease in which new capillaries grow behind the retina. These capillaries can bleed and scar, damaging light-sensing nerve cells and effectively destroying a large portion of a person's sight. There are approximately 300,000 new cases of "wet" age-related macular degeneration diagnosed in the U.S. annually. In "wet" macular degeneration, the new capillaries leak blood or a fluid into a portion of the eye, which damages vision cells. Current treatments for macular degeneration are only partially effective.

Diabetic retinopathy, the abnormal growth of new blood vessels within the retina, is the leading cause of blindness and visual disability in the United States and Europe. Diabetes is estimated to affect over 120 million people worldwide. Findings suggest that after 15 years of diabetes, 2% of diabetic patients become blind while an additional 10% develop severe visual impairments. Ultimately, many diabetic patients will progress to have diabetic retinopathy. The standard treatment, involving a laser procedure, is often initially effective, but it can damage the retina and surrounding cells and often loses its effectiveness after repeated treatment. We are developing the PEDF product candidates to treat macular degeneration and diabetic retinopathy. The PEDF product candidates use an adenovector to produce PEDF, the most potent known natural inhibitor of blood vessel growth in the eye. PEDF is a secreted protein that is normally produced in the eye and regulates new blood vessel formation.

In the first quarter of 2000, we obtained an exclusive license to use the PEDF gene for all gene therapy applications in the eye from the Public Health Service (made up of The National Institutes of Health, the FDA, and the Centers for Disease Control and Prevention). In the fourth quarter of 2000, we obtained an exclusive license to certain method patents invented by investigators at Northwestern University for inhibiting new blood vessel formation using the PEDF gene. We have developed preclinical data indicating that administration in the eye of a vector containing the PEDF gene results in substantial inhibition of new vessel formation in the eye in an animal model of human disease. We have also shown that our vectors can be dosed multiple times in the eye and cause the repeat production of protein from the delivered gene. Our product candidates appear to be well tolerated. We may seek a corporate partner to help us develop and commercialize our product candidates from this development program.

GENSTENT

Angioplasty and blood vessel grafts can damage blood vessel walls and lead to abnormal narrowing of the injured vessel. These procedures are often done in patients with coronary artery disease or peripheral vascular disease, and in patients with kidney disease who require dialysis. In these circumstances, damage to blood vessels causes excessive growth of blood vessel cells which contributes to vessel narrowing. The AHA estimates that in 1997, 450,000 angioplasty procedures were performed in the United States. Narrowing of blood vessels occurs in 20% to 40% of these patients within seven months. In addition, more than 200,000 patients in the United States with end-stage kidney disease received dialysis, which commonly requires placement of a blood vessel graft. These grafts close prematurely and may only be used for one to three years before they must be replaced.

We are developing GENSTENT, a product candidate that contains the iNOS gene, to produce nitric oxide at the site of blood vessel damage. Nitric oxide, a natural regulator of blood vessel function, has the potential to speed the normal healing and prevent unwanted narrowing of damaged blood vessels. We have shown that GENSTENT inhibits the closing of damaged blood vessels in animal models. We use one of our proprietary vectors to efficiently deliver genes to smooth muscle cells in damaged blood vessels. We intend to seek a corporate partner to develop and commercialize GENSTENT. We have an exclusive worldwide license for all gene therapy products for the iNOS gene from the University of Pittsburgh.

OUR DRUG DISCOVERY AND DEVELOPMENT PLATFORM

We have focused on developing technology to effectively and selectively deliver genes to cause the production of proteins at the location needed to treat disease. Using our technology, we believe we can:

     o rapidly put genes into vectors to evaluate gene function and usefulness in therapy;

     o deliver our product candidates locally to specific organs or cell types to avoid systemic exposure;

     o achieve highly efficient gene delivery to target cells with lower dosages;

     o control the rate and duration of gene expression directed by our product to allow flexibility in treating different diseases; and

     o produce commercial quantities of our products in a stable, easy-to-use form.

In constructing our product candidates, we combine a gene with a vector. We derive our vectors from a naturally occurring virus, called an adenovirus. In humans, adenoviruses reproduce in certain tissues, spread and can cause a form of the common cold. We design our vectors so that they cannot reproduce themselves. We do this to limit toxicity, including unwanted effects on target cells and the surrounding tissue, and to reduce any immune response to our vectors. We have multiple versions of vectors with one or more deleted genes that cannot reproduce themselves. Our intellectual property extends to cover the production of stocks of vectors that do not contain any virus that can reproduce itself.

When administered to tissues, our test vectors enter certain cells and produce the protein encoded by the inserted gene. These test vectors can be used for functional genomics purposes to help determine the function of a specific gene and its potential use as a therapy, as well as to create product candidates. The benefits of vectors can be increased measurably for both functional genomics and product development purposes if the vector's ability to enter desired cells and tissues is broadened or specified. Unlike other vector systems, adenovectors have the potential to be readily re-engineered to alter their performance characteristics, including their ability to efficiently deliver genes to a wide range of tissues or to only select cells in the targeted tissue.

We believe that adenoviruses are an excellent starting point for generating vectors because they are highly efficient methods for delivering genes, can be readily modified and have the following safety characteristics:

     o adenoviruses do not integrate into the DNA of the target cell, thereby minimizing the potential for mutations that can occur with other vector systems;

     o    adenoviruses are naturally eliminated from cells and tissues; and

     o vectors derived from adenoviruses have been well tolerated in clinical testing when administered locally. Over 2,000 patients have been treated, with very few serious adverse events related to the vector.

TECHNOLOGY FOR LOCAL DELIVERY AND EXPRESSION OF GENES

USE OF DELIVERY DEVICES. To achieve local production of proteins, we administer our products locally to the site of disease using medical devices, such as injection catheters and syringes. Direct administration of our products into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by significantly avoiding exposure throughout the body. For example, we are using needle-injection catheters so that the interventional cardiologist can administer BIOBYPASS angiogen directly into the diseased areas of the heart.

DELIVERING GENES TO CELLS. We believe that we are a leader in understanding and modifying the molecular interactions that specify how vectors derived from adenoviruses bind to cells. Adenoviruses enter cells by binding to two receptors on the surface of the cell.

In our BIOBYPASS angiogen program, we have taken advantage of our adenovector's natural binding to the muscle cells found in the heart. However, because not all disease targets contain this adenovirus receptor, we have developed technology to direct the binding of our vectors to different target receptors to enable a broad range of therapies. We can alter our vectors so that we can add new binding specificities.

We believe that we have a broad and advanced intellectual property position in creating adenovectors with new binding sites to deliver therapeutic genes to specified cells.

     o UTV Technology. Our proprietary Universal Transduction Vector, or UTV, technology allows us to create product candidates that deliver genes to essentially all cell types, including those types that do not contain the adenovirus receptor on their surface. We have engineered our vectors to contain a new binding site that allows binding to all cells that we have tested to date.

     o DART Vectors. We have developed Directed And Restricted Tropism, or DART, vectors that enable us to create product candidates that deliver genes only to specific cells. In order to achieve selective delivery to target cells, we remove the ability of the vector to bind to the cell surface receptors. We then insert new binding sites into the vector that bind to specific receptors found on the surfaces of target cells. We have a broad proprietary position covering DART vectors, including special cell lines required for their production.

We currently use both UTV technology and DART vectors in our drug discovery process and we may incorporate these technologies into GENSTENT, TNFerade and our PEDF product candidates.

CONTROL OF GENE EXPRESSION. Our technology allows us to control the location, duration and rate of therapeutic gene expression. We control gene expression by inserting a sequence of DNA, called a promoter, into our vectors adjacent to the therapeutic gene. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit. Using our technology, we have been able to achieve therapeutic gene expression for several months. In TNFerade, we intend to achieve local production of the TNF(alpha) gene in cancerous tissue undergoing radiation treatment by inserting a specific promoter that will increase protein production after radiation, enhancing protein concentration in the cancer tissue receiving radiation, thereby increasing effectiveness and decreasing the potential for toxicity. We have broad proprietary technology for the use of radiation induced gene expression in TNFerade.

TECHNOLOGY FOR DRUG DISCOVERY AND TESTING

Rapid and accurate construction of test vectors is an important early step in our drug discovery programs. Our test vectors contain one or more therapeutic genes, appropriate promoters to control gene production and may contain our DART vectors or UTV technology. We believe that it is desirable to evaluate multiple test vectors in preclinical testing in order to identify a product candidate with the preferred efficacy and safety profile. To do this, we have developed proprietary technologies for the rapid construction of test vectors. Our AdFAST, AdACE and AdLIBRARY systems allow us to efficiently and accurately build our vectors.

Standard techniques for constructing test vectors rely on assembly in mammal cells and typically require several months. Using our AdFAST system and AdACE system, we can assemble test vectors in a few weeks. We can also modify any region of the test vector and have the flexibility to place one or more therapeutic genes at different locations in these test vectors. This simplifies and speeds vector construction where multiple modifications are required at a specific site.

We are developing AdLIBRARY technology to construct complex libraries of adenovectors for use in drug discovery. AdLIBRARY technology is a specialized use of our AdFAST and AdACE systems for the generation of collections, or libraries, of adenovectors containing thousands of candidate therapeutic genes. These libraries are suitable for screening genes for a desired biological function.

TECHNOLOGY FOR PRODUCTION, PURIFICATION, QUALITY ASSESSMENT AND FORMULATION

Our proprietary production technology and know-how facilitates the production, purification, quality assessment and formulation of gene-based products. The structure of our core vectors and the procedures for their production and purification enables us to minimize the presence of contaminants. We have an issued U.S. patent broadly covering stocks of adenovectors that cannot reproduce themselves. We believe our proprietary positions in these areas provide a competitive advantage. We expect to use substantially similar methods to produce, purify, assay and formulate many of our adenovector products. This allows us to accelerate product development in a cost effective manner. We have developed production and quality assessment technology suitable for late stage clinical testing of BIOBYPASS angiogen.

     o Production and Scale Up. We produce our adenovectors using cell lines grown under standardized and controlled conditions. We have developed specialized cell lines for production of our vectors. We have designed our production processes for commercial scale production and to reduce the potential for contamination.

     o Purification. We have proprietary methods for the purification of our vectors that we believe are suitable for commercial scale as well as for small scale use in discovery and testing of new product candidates.

     o Quality Assessment. We have established proprietary methods to assess and confirm the quality and purity of vectors for research purposes and clinical testing. We use advanced techniques to determine the molecular weight of our product candidates as a means to establish product consistency and purity. We have an issued U.S. patent covering this technology. We believe these methods are also suitable for quality assessment of commercial production.

     o Formulation. We have developed novel product formulations that improve the stability of our vectors and are covered by an allowed U.S. patent application. Our formulation allows products to be conveniently stored, shipped and used. For research purposes, our formulation enhances the ease and reproducibility of testing.

OUR COLLABORATIVE RELATIONSHIPS

We establish collaborations with pharmaceutical companies and other organizations to enhance our ability to discover, evaluate, develop and commercialize multiple product opportunities.

OUR COLLABORATION WITH THE WARNER-LAMBERT COMPANY

In July 1997, we entered into a collaboration with the Warner-Lambert Company to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of coronary artery disease and peripheral vascular disease. In June 2000, Pfizer Inc. acquired Warner-Lambert and Warner-Lambert became a wholly-owned subsidiary of Pfizer. Warner-Lambert has the primary responsibility for clinical development, regulatory approval, manufacturing and commercialization of products that we develop under this collaboration, including BIOBYPASS angiogen.

Under the terms of the collaboration, we may receive more than $100.0 million, excluding royalties, in research and development funding, milestone payments, equity purchases and license fees. As of December 31, 2000, we had recognized an aggregate of $41.5 million in research and development funding, milestone payments and license fees. We have received, but not recognized, an additional $1.5 million in funding under the collaboration. Warner-Lambert has agreed to provide us a total of $30.3 million of research and development funding over the first four years of the collaboration, of which $6.0 million, $9.8 million and $9.0 million have been paid in the first three years of the collaboration, and $5.5 million is anticipated to be paid in year 4 of the collaboration.

As previously announced in January 2001, Warner-Lambert terminated the final (fifth) year of the preclinical program under our collaboration agreement. The research and development funding summarized above reflects Warner-Lambert's decision to terminate the research program in July 2001. The clinical development of BIOBYPASS(R) angiogen, currently in Phrase II trials for the treatment of coronary artery disease and peripheral vascular disease, continues.

We also have the potential to receive an aggregate of $57.0 million in license fees and milestone payments related to the development of the first collaboration product for coronary artery disease and peripheral vascular disease, of which we have received $14.8 million as of December 31, 2000. Warner-Lambert will pay us additional milestone payments upon our achievement of events related to the conduct of pivotal clinical studies and filings for and receiving regulatory approvals to market collaboration products. Warner-Lambert will make additional milestone payments to us for other collaboration products developed for these indications. In consideration for these payments, we granted Warner-Lambert an exclusive, royalty-bearing license to manufacture and sell collaboration products worldwide, excluding Asia, subject to our right to co-promote in the United States and Canada for coronary artery disease applications. The license is also subject to our exclusive right to manufacture and sell gene-based products incorporating the VEGF gene for uses other than coronary artery disease or peripheral vascular disease.

As mentioned above, Warner-Lambert's research and development funding obligations to us extend through July 2001. The collaboration expires on a product-by-product and country-by-country basis until there are no remaining royalty obligations.

As part of the collaboration, Warner-Lambert agreed to purchase up to an aggregate of $20.0 million of our capital stock upon the achievement of specified milestones. As of December 31, 2000, Warner-Lambert has purchased $15.0 million of our capital stock. Warner-Lambert is required to purchase, at our election, up to $5.0 million of our capital stock upon showing that a process has been established for the production of bulk product at a scale and site suitable for pivotal clinical studies as shown by the preparation of three consecutive lots of the first collaboration product. The purchase price for all of these equity purchases is 125% of the fair market value of the securities. Warner-Lambert has also committed to guaranteeing a loan to us in a principal amount of $5.0 million. In 1999, we used $2.5 million of the loan guarantee to assist in the financing of our research and development/corporate headquarters facility.

OUR COLLABORATION WITH FUSO PHARMACEUTICALS INDUSTRIES, LTD.

In September 1997, we established a collaboration with Fuso to conduct research and to identify, evaluate and develop gene therapy products for the treatment of cancer. Under the terms of the collaboration, we will receive $750,000 annually for five years, subject to Fuso's right to terminate the collaboration upon 90 days prior written notice. As part of the collaboration, we granted Fuso an exclusive, royalty-bearing license to develop and commercialize products developed under the collaboration for the treatment of cancer in Japan and at Fuso's option, Korea and Taiwan. Fuso will be responsible for the development and commercialization of any products in its territory. We will receive additional payments for the achievement by Fuso of specified product development and regulatory milestones, with the earliest of such payments not expected in the near term. We will also receive royalties on the sale of any such products commercialized by Fuso. We have retained all rights to develop and commercialize these products for the treatment of cancer in the rest of the world, and generally for all other uses worldwide, independently and with third parties.

OUR COLLABORATIONS WITH ACADEMIC INSTITUTIONS

We sponsor research at leading academic institutions to enhance our ability to discover, evaluate and develop new product candidates. Our academic collaborations include agreements with the following institutions:

     o    Weill Medical College of Cornell University

     o    The Cleveland Clinic Foundation

     o    The University of Chicago

     o    The University of New Mexico

OUR LICENSES FOR THERAPEUTIC GENES

To create our product candidates, we combine our vectors with genes intended to produce proteins with therapeutic potential. We have secured licenses to many genes for this purpose. We often seek to obtain exclusivity, consistent with our business needs, when securing such licenses. In return for the rights we receive under our gene licenses, we typically are required to pay royalties based on any commercial sales of the applicable product during a specified time period, as well as provide additional compensation, including up-front license fees and product development-related milestones. Our gene licenses include:

----------------------------------------------------------------------------------------------------------------------
SOURCE                                 GENE        NATURE OF LICENSE
----------------------------------------------------------------------------------------------------------------------
Scios, Inc............................ VEGF(121)   Worldwide, exclusive for all gene therapy products

University of Pittsburgh.............. iNOS        Worldwide, exclusive for all gene therapy products

Asahi Chemical Industry Co., Ltd...... TNF(alpha)  United States, non-exclusive, all gene therapy applications

Public Health Service and
Northwestern University............... PEDF        Worldwide, exclusive for all ocular gene therapy applications

On December 20, 2000, we entered into a license agreement with Northwestern University. Pursuant to this agreement, we obtained a worldwide, exclusive license for a patent pending method, which we intend to use in the development of product candidates, for all gene therapy applications for diseases of the eye, including macular degeneration and diabetic retinopathy. However, we are aware of pending patent applications of third parties pertaining to similar methods and processes. It could be alleged that any products we develop using this license conflict with such existing or future patents.

Under the agreement, we are required to meet certain milestones relating to the development, testing and regulatory approval of a product using the patent-pending method that is the subject of the license agreement. The agreement also sets out payments we are required to make to Northwestern University upon the achievement of each of these milestones, as well as royalty payments and certain other financial terms. The agreement terminates on a licensed product-by-licensed product and country-by-country basis until the expiration of the last to expire patent for so long as there is an issued valid patent or patent application in such country covering such licensed product, unless terminated earlier for cause, breach or bankruptcy, or unless we terminate the agreement upon 60 days written notice.

Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement, or if we become insolvent. In addition, some of our licenses require us to achieve specific milestones.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

We generally seek patent protection for our proprietary technology and product candidates in the United States and abroad. We have submitted patent applications that are pending in the United States and other countries. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

     o    obtain patents to protect our own products,

     o obtain licenses to use the technologies of third parties, which may be protected by patents,

     o    protect our trade secrets and know-how, and

     o operate without infringing the intellectual property and proprietary rights of others.

PATENT RIGHTS; LICENSES.

Our licensors and we have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of February 28, 2001, we held or had licenses to 357 issued, allowed or pending patents worldwide, of which 51 are issued or allowed in the U.S. These patents and patent applications pertain to genes, vectors, cell lines used to grow vectors, gene expression control elements, vector targeting entities, methods of constructing vectors that include beneficial genes, methods of producing such vectors with beneficial genes (including purification, quality control and assay techniques), methods of storing and shipping vector stocks, administration of vectors with beneficial genes, vector containment and regulation techniques and devices for carrying out the administration of such vectors with beneficial genes.

BIOBYPASS ANGIOGEN. We have an exclusive license, under a patent expiring in 2010, for all gene therapy products relating to the VEGF(121) gene. In addition, we have pending patent applications pertaining to the special cell lines required for the production of particular adenovectors, including a cell line we use in the production of BIOBYPASS angiogen, as well as an issued patent, expiring in 2014, pertaining to stocks of adenovectors that cannot reproduce themselves. We also have pending patent applications pertaining to the delivery of angiogenic substances, such as our BIOBYPASS angiogen. However, third parties have patents and pending patent applications for other forms of the VEGF gene, and these third parties or their licensees may develop products using these forms of the gene. Third parties also may have pending patent applications for adenovectors, including possibly the adenovector used in the BIOBYPASS angiogen. We are aware of the issued patents and pending patent applications of third parties relating to special cell lines required for the production of particular adenovectors, including a cell line we use in the production of our BIOBYPASS angiogen, as well as issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of therapeutic substances to the heart and other tissues, similar to our BIOBYPASS angiogen. It could be alleged that our BIOBYPASS angiogen conflicts with such existing or future patents.

TNFERADE. We have a nonexclusive license under the U.S. patent, expiring in 2006, relating to the TNF(alpha) gene and its use. In addition, we have issued patents and pending patent applications pertaining to the adenovector contemplated for use with TNFerade, regulatory elements particularly suited for use with TNFerade, and methods of using TNFerade. In particular, we have an issued U.S. patent, expiring in 2014, covering the use of a spacer sequence positioned in a particular position in certain adenovectors for improving the production of the adenovectors, including TNFerade. Also, we have issued U.S. patents expiring between 2010 and 2016 pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We are aware, however, of pending patent applications of third parties pertaining to adenovectors contemplated for use with TNFerade. It could be alleged that TNFerade conflicts with patents that may issue on these patent applications.

PEDF PRODUCT CANDIDATES. We have exclusive rights, under a patent expiring in 2015, to use the PEDF gene for all gene therapy applications in the eye. We have issued patents and pending patent applications pertaining to particular adenovectors and methods of their use, including adenovectors and related methods that may be utilized in conjunction with our PEDF product program. However, we are aware of issued patents and pending patent applications of third parties relating to various facets of gene therapy to the eye. It could be alleged that our PEDF product candidates conflict with such existing or future patents.

GENSTENT. We have an exclusive license in the field of gene therapy under a patent, expiring in 2012, relating to the iNOS gene and its use. We have pending patent applications pertaining to the therapeutic use of GENSTENT in gene therapy. However, we are aware of pending patent applications of third parties that also claim the iNOS gene and its use. It could be alleged that GENSTENT conflicts with patents that may issue on these patent applications.

UTV TECHNOLOGY AND DART VECTORS. We have issued patents, expiring in 2014 and 2015, and pending patent applications covering our UTV technology that allows for the delivery of genes in adenovectors to essentially all cell types, as well as our DART vectors, for the purpose of creating products that deliver genes in adenovectors only to selected cells, including special cell lines required for the production of the UTV and DART vectors. We are aware, however, of the issued patents and pending patent applications of third parties relating to such vectors. It could be alleged that our UTV and DART vectors conflict with such existing or future patents.

ADFAST, ADACE AND ADLIBRARY SYSTEMS. We have pending patent applications relating to our AdFAST and AdACE systems for constructing adenovectors, including adenovectors useful in therapeutic applications such as our product candidates. Moreover, we have pending patent applications relating to specialized uses of libraries of adenovectors containing many thousands of candidate therapeutic genes, which we refer to as our AdLIBRARY system. These libraries may be particularly well suited for screening genes for a desired biological function. Third parties, however, have issued patents and are pursuing pending patent applications relating to similar systems. It is possible that these or other third parties could use such similar systems in competition with our AdFAST and AdACE systems to construct adenovectors and/or to screen gene libraries. In addition, it could be alleged that our AdFAST, AdACE and AdLIBRARY systems conflict with such existing or future patents.

PRODUCTION, PURIFICATION, QUALITY ASSESSMENT AND FORMULATION TECHNOLOGY. We have issued patents, expiring in 2017 and 2018, and pending patent applications pertaining to vector production, purification, quality assessment and formulation, including with respect to adenovectors such as contemplated for use with our product candidates. In particular, we have pending patent applications covering specialized cell lines for production of both small and large volumes of our vectors, the process for propagating our vectors, the purification of our vectors applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our vectors for late-stage clinical testing and commercialization, including an issued patent on the use of techniques to determine molecular weight as a means to establish product consistency and purity, and product formulations that improve the stability of adenovectors and allow our vectors to be conveniently stored, shipped and used. There exist, however, issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment and formulation technology. It could be alleged that our production, purification, quality assessment and formulation technology conflicts with such existing or future patents.

We anticipate that our current and future licensors and we will continue to seek to improve existing technologies and to develop new technologies and, when possible, secure patent protection for such improvements and new technologies.

TRADE SECRETS

To a more limited extent, we rely on trade secret protection and confidentiality agreements to protect our interests. It is our policy to require our employees, consultants, contractors, manufacturers, collaborators and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with us. We also require signed confidentiality agreements from any entity that is to receive confidential data. With respect to employees, consultants and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property.

Nevertheless, these precautions might not prevent proprietary information from being disclosed to others, or others may independently develop substantially equivalent proprietary information or otherwise gain access to our trade secrets. We may not be able to meaningfully protect our trade secrets. Finally, it is possible that not all inventions made by individuals while rendering individual services to us will be assigned to us. In the case of a collaborative arrangement, which requires the sharing of information, our policy is to make available to our collaborator only such information as is relevant to the arrangement, under controlled circumstances, and only during the contractual term of the collaborative arrangement, and subject to a duty of confidentiality on the part of our collaborator. However, these measures may not adequately protect our information. Any material leak of confidential information into the public domain or to third parties may have a material adverse effect on our business, financial condition and results of operations.

OUR COMPETITION

Competition in the discovery and development of new methods for treating disease is intense. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies, both in the United States and abroad. We face significant competition from organizations that are pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations that are developing pharmaceuticals that are competitive with our potential products. Many of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these organizations, either alone or together with their collaborators, have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, obtaining FDA and other regulatory approvals of products and manufacturing and marketing products. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

Future competition will likely come from existing competitors, including competitors with rights to proprietary forms of the genes or proteins expressed by the genes that we currently use in our product development programs and competitors with rights to gene delivery technologies, as well as other companies seeking to develop new treatments. We are aware of new product development efforts, which may compete with BIOBYPASS angiogen, being pursued by, among others, Chiron Corporation and Genentech, Inc. using therapeutic proteins and by Collateral Therapeutics, Inc. using gene transfer. Competitors or their collaborators may identify important new drug discovery, genes or gene delivery technologies before us, or develop gene-based therapies that are more effective than those developed by our corporate collaborators or us or obtain regulatory approvals of their drugs more rapidly than our corporate collaborators or us. We expect that competition in this field will intensify.

We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. For example, some companies are evaluating laser-based devices as an approach to improve blood flow in patients with coronary artery disease. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include Introgen Therapeutics, Inc. and Schering-Plough Corporation, which are developing adenoviral vectors to treat cancer, and Cardiogene AG, which is developing gene-based therapies to produce nitric oxide at the site of blood vessel damage. In addition, Alcon Laboratories, Inc. is developing inhibitors of blood vessel growth to treat macular degeneration and diabetic retinopathy. Some of these product candidates are in clinical development.

We believe that our competitive success will be based on the efficacy and safety of our products, our ability to create and maintain scientifically advanced technology, attract and retain skilled scientific and management personnel, obtain patents or other protection for our products and technology, obtain regulatory approvals and manufacture and successfully market our products either independently or through outside parties. We will rely on corporate collaborators for support of some product candidates and enabling technologies and intend to rely on corporate collaborators for the development, manufacturing and marketing of some future product candidates. Generally, our strategic alliance agreements do not preclude the corporate collaborator from pursuing development efforts utilizing approaches distinct from that, which is the subject of the alliance. Our product candidates, therefore, may be subject to competition with a potential product under development by a corporate collaborator.

MANUFACTURING AND SUPPLY

We currently rely on third-party manufacturers for current Good Manufacturing Practice, or cGMP, production of our product candidates for clinical purposes. We have a research and development facility and have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates. We believe that much of the production and assay technology that has been developed for BIOBYPASS angiogen is suitable for our other product development programs. Warner-Lambert has provided funding to us to develop a production process and testing methods suitable for Phase III clinical trial manufacturing. Warner-Lambert is responsible for the manufacture of BIOBYPASS angiogen for clinical and commercial use in its territories under the terms of our collaboration agreement. We have transferred our production and assay technology to Warner-Lambert's newly constructed pilot manufacturing facility in Dublin, Ireland.

We intend to continue developing our own product development and manufacturing capability while utilizing third-party contractors where we lack sufficient internal capability. This effort will require significant resources and will be subject to ongoing government approval and oversight.

We currently have only one supplier for certain of our manufacturing components, including components necessary for BIOBYPASS angiogen. Currently, we procure raw materials, known as resins, for our product purification and testing methods from Applied Biosystems. We also procure nutrients used to support the growth of microorganisms or other cells from JRH Biosciences, Inc.

However, we have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.

MARKETING AND SALES

We continue to explore opportunities for corporate alliances and partners to help develop, commercialize and market our products, although we are prepared to develop and commercialize each product candidate independently, if necessary. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for development, manufacturing, marketing and sales of our products that will require broad marketing capabilities and overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for rights to market specific products in particular geographic territories. We licensed our rights for the development and commercialization of BIOBYPASS angiogen for the treatment of coronary artery disease and peripheral vascular disease on a worldwide basis, excluding Asia, to Warner-Lambert in July, 1997.

We presently have all rights to TNFerade, PEDF product candidates and GENSTENT as well as BIOBYPASS(R) angiogen in Asia and other disease indications not covered under the Warner-Lambert collaboration. We have initiated Phase I clinical trials with TNFerade and are currently conducting preclinical development studies for the PEDF product candidates and GENSTENT. These activities should provide useful data for these programs while preserving our opportunities for commercialization, either alone or with a corporate partner. We may, in the future, consider manufacturing or marketing certain products directly and co-promoting certain products if we believe it is appropriate under the circumstances.

GOVERNMENT REGULATION

REGULATION OF PHARMACEUTICAL PRODUCTS

The development, production and marketing of any pharmaceutical products developed by us or our collaborators will be subject to regulations by the United States and non-U.S. governmental authorities. In the United States, new drugs are subject to extensive regulation under the Federal Food, Drug and Cosmetic Act, and biological products are subject to regulation both under provisions of that Act and under the Public Health Service Act. The FDA regulates, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of biologics and new drugs. The process of obtaining FDA approval for a new product is costly and time-consuming.

The steps required by the FDA before our proposed products may be marketed in the United States include:

     o    preclinical tests;

     o submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may commence;

     o adequate and controlled human clinical trials to establish the safety and efficacy of the drug or biologic in our intended application;

     o submission to the FDA of a New Drug Application, or NDA, for drugs, or a Biologic License Application, or BLA, for biologics; and

     o FDA approval of the NDA or BLA before any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA, is subject to FDA inspection and must comply with cGMP regulations. To supply products for use in the United States, including clinical trials, non-U.S. manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home country under reciprocal agreements with the FDA.

Preclinical studies may take several years to complete and there is no guarantee that the FDA will permit an IND based on those studies to advance to clinical testing. Clinical trials generally take two to five years to complete and are typically conducted in three sequential phases, which often overlap. After the completion of all three phases, if the data indicates that the drug or biologic product is safe and effective, a NDA or BLA is filed with the FDA to approve the marketing and commercial shipment of the drug. This process takes substantial time and effort and the FDA may not accept the NDA or BLA for filing, and, even if filed, the FDA might not grant approval. FDA approval of a NDA or BLA may take up to two years and may take longer if substantial questions about the filing arise.

In addition to regulatory approvals that must be obtained in the United States, a drug product is also subject to regulatory approval in other countries in which it is marketed. No drug product can be marketed in a country until the regulatory authorities of that country have approved an appropriate application. FDA approval does not assure approval by other regulatory authorities. In addition, regulatory approval of prices is required in most countries other than the United States. The pricing review period often begins after market approval is granted.

OTHER REGULATIONS

Our business is also subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations. We are not aware of any costs or liabilities in connection with any environmental laws that will have a material adverse effect on our business or financial condition.

OUR EMPLOYEES

      As of February 28, 2001, we had 84 full-time employees, 24 of whom hold M.D. or Ph.D. degrees and 17 of whom hold other advanced degrees. Of our total workforce, 65 are engaged in research and development activities and 19 are engaged in business development, finance and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses in each year since our inception in December 1992, including a net loss of $7.8 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $50.7 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

We derive substantially all of our revenues from payments from corporate collaborations, and will continue to do so for the foreseeable future. We expect that it will be several years, if ever, before we will recognize revenue from product candidate sales or royalties. A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to fund research and development and to enhance our core technologies. As a result, we expect that our operating expenses will increase significantly over the next several years and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

WE WILL LIKELY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE. IF WE ARE UNABLE TO OBTAIN THE FUNDS NECESSARY TO CONTINUE OUR OPERATIONS, WE MAY BE REQUIRED TO DELAY, SCALE BACK OR ELIMINATE ONE OR MORE OF OUR PRODUCT DEVELOPMENT OR RESEARCH PROGRAMS

Our future capital requirements will be substantial. We believe that the net proceeds from our initial public offering in December 2000 and the sale of the shares to Warner-Lambert concurrent with our initial public offering and also upon showing that we have established a process for the production of bulk product for pivotal clinical studies, existing cash and short-term investments and anticipated cash flow from our current corporate collaborations will be sufficient to support our operations for approximately 24 months. We expect that significant additional financing will be required in the future, which we may seek to raise through public or private equity offerings, debt financing, additional strategic alliances and licensing arrangements or some combination of these financing alternatives. Additional financing may not be available to us when needed, or it may be available only on terms unfavorable to us. To the extent that we raise additional capital by issuing equity or convertible securities, the ownership of existing stockholders would be diluted. If we cannot find adequate financing when needed, we may be required to significantly curtail one or more of our research and development programs or to obtain funds through agreements with corporate collaborators or others that may require us to surrender rights to some of our technologies or potential product opportunities, or to grant licenses on terms that are not favorable to us, any of which could negatively impact our operations and prevent us from achieving our business objectives.

OUR QUARTERLY REVENUES AND RESULTS OF OPERATIONS FLUCTUATE AND ARE DIFFICULT TO PREDICT, AND, IF OUR RESULTS ARE BELOW THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE PRICE OF OUR COMMON STOCK MAY DECLINE

Our quarterly revenues and operating results have fluctuated significantly in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. If revenue in a particular period does not meet expectations, we may not be able to adjust significantly our level of expenditures in such period, which would have an adverse effect on our operating results. We believe that quarterly comparisons of our financial results will not necessarily be a meaningful indication of future performance. Given these factors, in some future quarter or quarters our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common stock could be materially and adversely affected.

WE ARE AN EARLY STAGE COMPANY DEPLOYING UNPROVEN TECHNOLOGIES, AND WE MAY NEVER BE ABLE TO DEVELOP, GET REGULATORY APPROVAL OF OR MARKET ANY OF OUR PRODUCT CANDIDATES

Gene-based therapy is a new and rapidly evolving medical approach, which has not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based products to date. In addition, no gene therapy product has received regulatory approval in the United States or internationally. We also have only limited data relating to the safety and effectiveness of our product candidates or delivery systems. To date, none of our product candidates has been approved for sale in the United States or elsewhere. Our lead product candidate, BIOBYPASS angiogen, is in Phase II clinical trials. We may be unable to develop products or delivery systems that:

     o    prove to be safe and effective;

     o    meet applicable regulatory standards;

     o    are capable of being manufactured at reasonable costs;

     o    do not infringe the intellectual property rights of third parties;

     o    are superior to products offered by third parties; or

     o    can be marketed successfully.

Gene-based products may be susceptible to various risks, including undesirable and unintended side effects from genes or the delivery systems, unintended immune responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval or commercial use. Successful products require significant development and investment, including a lengthy and uncertain period of testing to show their safety and effectiveness before their regulatory approval or commercialization. We have not proven our ability to develop, obtain regulatory approval of or commercialize gene-based products. We may be unable to successfully select those genes with the most potential for commercial development.

WE ARE RELYING ON OUR COLLABORATIVE RELATIONSHIP WITH WARNER-LAMBERT TO DEVELOP AND COMMERCIALIZE OUR BIOBYPASS ANGIOGEN; IF WARNER-LAMBERT TERMINATES ITS AGREEMENT WITH US, WE MAY NOT BE ABLE TO CONTINUE TESTING AND DEVELOPING BIOBYPASS ANGIOGEN

We entered into a corporate collaboration with Warner-Lambert to conduct research, development, marketing, commercialization and some manufacturing activities relating to gene-based product candidates incorporating the VEGF gene for use in forming new blood vessels to treat insufficient blood flow in the vessels of the heart and legs.

As a result, we are substantially dependent on Warner-Lambert for the continued development, funding, and commercial success of any of our therapeutic angiogenesis product candidates, including BIOBYPASS angiogen. In June 2000, Pfizer Inc. acquired Warner-Lambert, and Warner-Lambert became a wholly-owned subsidiary of Pfizer. Because of the acquisition, however, our relationship with the new combined company may not be as strong as our relationship with Warner-Lambert was in the past. Pfizer could cause Warner-Lambert to devote fewer resources to the research, development, manufacturing and commercialization of the product candidates that are the subject of our collaboration. In addition, Pfizer could cause Warner-Lambert to change the nature of the BIOBYPASS program.

As previously announced in January 2001, Warner-Lambert terminated the final (fifth) year of the preclinical program under our collaboration agreement. The clinical development of BIOBYPASS(R) angiogen, currently in Phrase II trials for the treatment of coronary artery disease and peripheral vascular disease, continues. Warner-Lambert may terminate the development of a collaboration product for safety or efficacy concerns. It may also terminate the agreement for breach.

This collaboration accounted for approximately 96% of our revenues in 2000. In addition, payments from Warner-Lambert are expected to constitute a substantial portion of our revenues for the next several years. If Warner-Lambert were to terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the clinical development or commercialization of BIOBYPASS angiogen, or any other potential therapeutic angiogenesis product candidates being developed in collaboration with Warner-Lambert, could be delayed or terminated.

WE HAVE ENCOUNTERED DELAYS IN ENROLLING PATIENTS IN OUR PHASE II CLINICAL STUDIES AND MAY ENCOUNTER FURTHER DIFFICULTIES IN OUR BIOBYPASS ANGIOGEN CLINICAL TRIALS, WHICH MAY DELAY OR PRECLUDE THE COMMERCIAL USE OF BIOBYPASS ANGIOGEN

We have begun Phase II clinical trials of BIOBYPASS angiogen for the treatment of insufficient blood flow in the vessels of the heart and the legs. In order to commercialize BIOBYPASS angiogen for these diseases or other indications, we must obtain regulatory approvals for each indication. To obtain regulatory approvals, we must, among other requirements, complete clinical trials showing that BIOBYPASS angiogen is safe and effective for a particular indication. Current or future clinical trials may show that BIOBYPASS angiogen is not safe or effective. We have encountered some delays to date in enrolling patient candidates for clinical trials. Any future delays or difficulties we encounter in our BIOBYPASS angiogen clinical trials may delay or preclude the commercialization of BIOBYPASS angiogen, which may negatively affect our operations and cause our stock price to decline, perhaps significantly. In addition, we or the FDA might delay or halt any of our clinical trials of BIOBYPASS angiogen at any time for various reasons, including:

     o presence of unforeseen adverse side effects of BIOBYPASS angiogen or its delivery system;

     o death of patients during a clinical trial, even though those deaths may not have been caused by BIOBYPASS angiogen;

     o BIOBYPASS angiogen's failure to be more effective than current therapies;

     o    BIOBYPASS angiogen's failure to be effective at all;

     o longer than expected time required to determine whether BIOBYPASS angiogen is effective;

     o failure to enroll a sufficient number of patients in our clinical trials; or

     o our failure to produce sufficient quantities of BIOBYPASS angiogen to complete the trials.

WE HAVE NOT INITIATED CLINICAL TRIALS FOR ALL OUR PRODUCT CANDIDATES, AND IF WE FAIL TO ADEQUATELY SHOW THE SAFETY AND EFFICACY OF OUR PRODUCT CANDIDATES, WE WILL NOT BE ABLE TO OBTAIN FDA APPROVAL OF OUR PRODUCT CANDIDATES

We face the risks of failure involved in developing therapies based on new technologies. We will need to conduct significant additional research and animal testing, referred to as preclinical testing, before any of our product candidates can advance to clinical trials. It may take us many years to complete preclinical testing and clinical trials, and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products. Before we can file applications with the FDA for product approval, we must show that a particular product candidate is safe and effective. Our failure to adequately show the safety and efficacy of our product candidates would prevent FDA approval of our product candidates. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect our financial results and the commercial prospects for our product candidates.

OUR ABILITY TO DEVELOP, OBTAIN REGULATORY APPROVAL OF AND COMMERCIALIZE OUR POTENTIAL PRODUCTS DEPENDS ON COLLABORATIONS WITH OTHER COMPANIES. IF WE ARE UNABLE TO RENEW EXISTING COLLABORATIONS AND FIND NEW COLLABORATORS IN THE FUTURE, WE MAY NOT BE ABLE TO DEVELOP OUR TECHNOLOGIES OR PRODUCTS

Since we do not currently have the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources to complete any approval processes that may be required for these products, we enter into collaborative agreements to develop, obtain regulatory approval of and commercialize products. We have entered into collaborative agreements with other companies to fund the development of products for specific purposes. These contracts will expire after a fixed period of time. For example, we have entered into a collaboration agreement with the Warner-Lambert Company to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of insufficient blood flow in vessels of the heart and legs. Under the agreement, Warner-Lambert's research and development funding obligations to us extend through July 2001. We have also established a collaboration with Fuso Industries, Ltd. to conduct research and to identify, evaluate and develop gene therapy products for the treatment of cancer. This agreement expires in 2002. Please refer to "Business--Our Collaborative Relationships" for more information about these agreements. If our collaborations are not renewed or if we do not enter into new collaborative agreements, we may not be able to develop our technologies and we may be unable to commercialize our products.

We cannot control the resources that any collaborator may devote to our products. Our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. In addition, our collaborators may elect not to develop products arising out of our collaborative arrangements or to devote sufficient resources to the development, regulatory approval, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

An important part of our strategy involves conducting multiple product development programs. We may pursue opportunities in fields that conflict with those of our collaborators. In addition, disagreements with our collaborators could develop over rights to our intellectual property. Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators. A conflict could also lead to delays in collaborative research, development, regulatory approval or commercialization of various products or could require or result in litigation or arbitration, which would be time consuming and expensive and could have a significant negative impact on our business, financial condition and results of operations.

OUR COLLABORATION AGREEMENTS MAY PROHIBIT US FROM CONDUCTING RESEARCH IN AREAS THAT MAY COMPETE WITH OUR COLLABORATION PRODUCTS; THIS COULD NEGATIVELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS AND, ULTIMATELY, FROM ACHIEVING A CONTINUING SOURCE OF REVENUES

Some of our corporate or academic collaborators are conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. Generally, we have agreed not to conduct independently or with any third party any research that is competitive with the research conducted under our collaborations. Therefore, our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of their collaborations with us. For example, under our 1997 collaboration agreement with Warner-Lambert, both Warner-Lambert and GenVec are restricted in commercializing products for the treatment of coronary artery disease and peripheral vascular disease outside of our collaboration that are similar to the products developed within our collaboration. However, Warner-Lambert has and continues to develop and sell products for the treatment of cardiovascular disease that might compete with or decrease the medical need for products developed within our collaboration. In addition, competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawal of support for our product candidates.

Generally under our academic collaborations, we retain the right to exclusively license any technologies developed using funding we provided. If we elect to not license a particular technology, the academic collaborator is typically free to use the technology for any purpose, including the development and commercialization of products that might compete with our product.

BECAUSE OUR COLLABORATORS OR WE MUST OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCTS IN THE UNITED STATES AND NON-U.S. JURISDICTIONS, WE CANNOT PREDICT WHETHER OR WHEN WE WILL BE PERMITTED TO COMMERCIALIZE OUR PRODUCTS

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether our collaborators or we will obtain regulatory approval for any product we develop. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials of the product and an extensive regulatory approval process implemented by the FDA. To date, neither the FDA nor any other regulatory agency has approved a gene therapy product for sale in the United States or internationally. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Before commencing clinical trials, we must submit to and receive approval from the FDA of an Investigational New Drug application. Clinical trials are subject to oversight by Institutional Review Boards and the FDA. Clinical trials are also subject to:

     o    informed consent;

     o    good clinical practices;

     o    continuing FDA oversight;

     o    potentially large numbers of test subjects; and

     o potential suspension by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the Investigational New Drug application or the conduct of these trials.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If regulatory approval of a product is granted, this approval will be limited to those disease indications for which the product has shown through clinical trials to be safe and effective. The FDA also strictly regulates promotion and labeling after approval. Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This non-U.S. regulatory approval process includes all of the risks associated with FDA clearance described above.

IF OUR COLLABORATORS OR WE ARE UNABLE TO MANUFACTURE OUR PRODUCTS IN SUFFICIENT QUANTITIES OR ARE UNABLE TO OBTAIN REGULATORY APPROVALS FOR OUR MANUFACTURING FACILITY, WE MAY BE UNABLE TO MEET DEMAND AND LOSE POTENTIAL REVENUES

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our proposed products in the volumes that will be necessary to support large-scale clinical trials or commercial sales. We have transferred our production and assay technology to Warner-Lambert's newly constructed pilot manufacturing facility in Dublin, Ireland, in connection with Warner-Lambert's obligation to manufacture BIOBYPASS angiogen. If we or our collaborators are unable to manufacture our product candidates in clinical or, when necessary, commercial quantities, then we will need to rely on third-party manufacturers to manufacture compounds for clinical and commercial purposes.

These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial product. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than ours. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. There are very few contract manufacturers who currently have the capability to produce our proposed products, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates timely and at commercially reasonable prices would negatively affect our operations.

Before our collaborators or we can begin commercially manufacturing any of our product candidates, our collaborators or we must obtain regulatory approval of our manufacturing facility and process. Manufacturing of our proposed products must comply with the FDA's current Good Manufacturing Practices requirements, commonly known as cGMP, and non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and non-U.S. regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. Our collaborators or we must also pass a pre-approval inspection before FDA approval. If our collaborators or we fail to comply with these requirements, our product candidates would not be approved. If our collaborators or we failed to comply with these requirements after approval, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities also have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with cGMP and non-U.S. regulatory requirements.

We intend to develop our own manufacturing capability, which will require significant resources and will be subject to ongoing government approval and oversight. Our efforts may not be successful.

IF SUCCESSFUL LARGE-SCALE MANUFACTURING OF GENE-BASED THERAPIES IS NOT POSSIBLE, WE MAY BE UNABLE TO MANUFACTURE ENOUGH OF OUR PRODUCT CANDIDATES TO ACHIEVE REGULATORY APPROVAL OR MARKET OUR PRODUCTS

Very few companies have showed successful large-scale manufacturing of gene-based therapy products, and it is anticipated that significant process development changes will be necessary for the commercial process. We may be unable to manufacture commercial-scale quantities of gene-based therapy products, or receive appropriate governmental approvals on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis would prevent us from achieving our business objectives.

WE MAY EXPERIENCE DIFFICULTIES OR DELAYS IN PRODUCT MANUFACTURING, WHICH ARE BEYOND OUR CONTROL AND COULD HARM OUR BUSINESS, BECAUSE WE RELY ON THIRD-PARTY MANUFACTURERS

We currently expect to produce our product candidates through third-party manufacturers. Problems with any manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped. In addition, any prolonged interruption in the operations of our or a third party's manufacturing facilities could result in the cancellation of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters or otherwise. Because our manufacturing processes are or are expected to be highly complex and subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our manufacturing could increase our costs and damage our reputation.

The manufacture of pharmaceutical products can be an expensive, time-consuming, and complex process. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving the transfer of manufacturing technology, production yields, quality control and assurance, and shortages of personnel. Delays in formulation and scale-up to commercial quantities could result in additional expense and delays in our clinical trials, regulatory submissions and commercialization.

WE RELY ON ONLY ONE SUPPLIER FOR SOME OF OUR MANUFACTURING MATERIALS. ANY PROBLEMS EXPERIENCED BY ANY OF THESE SUPPLIERS COULD NEGATIVELY AFFECT OUR OPERATIONS

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. Currently, we procure raw materials, known as resins, for our product purification and testing methods from Applied Biosystems. We also obtain nutrients we use to support the growth of microorganisms or other cells from JRH Biosciences, Inc. Any significant problem experienced by one of our sole-source suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.

WE FACE SUBSTANTIAL COMPETITION FROM OTHER COMPANIES AND RESEARCH INSTITUTIONS THAT ARE DEVELOPING PRODUCTS TO TREAT THE SAME DISEASES THAT OUR PRODUCT CANDIDATE'S TARGET, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY

We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases BIOBYPASS angiogen and our other product candidates target. We may also face competition from companies that may develop competing technology internally or acquire it from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product commercialization efforts.

Some of our competitors are established companies with greater financial and other resources than we have. We expect that competition in our business will intensify. Our competitors may succeed in:

     o    identifying important genes or delivery mechanisms before us;

     o    developing products or product candidates earlier than we do;

     o forming collaborations before we do, or precluding us from forming collaborations with others;

     o obtaining approvals from the FDA or other regulatory agencies for such products more rapidly than we do;

     o developing and validating manufacturing processes more rapidly than we do;

     o obtaining patent protection or other intellectual property rights that would limit our ability to use our technologies or develop products; or

     o developing products that are safer or more effective than those we develop or propose to develop.

While we seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

RISKS RELATED TO OUR INDUSTRY

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITORS MAY BE ABLE TO TAKE ADVANTAGE OF OUR RESEARCH AND DEVELOPMENT EFFORTS TO COMPETE WITH US

Our commercial success will depend in part on obtaining patent protection for our products and other technologies and successfully defending these patents against third party challenges. Our patent position, like that of other biotechnology firms, is highly uncertain and involves complex legal and factual questions. The biotechnology patent situation in the United States and other countries is uncertain and is currently undergoing review and revision. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

Our ability to develop and protect a proprietary position based on biotechnological innovations and technologies involving genes and gene-based therapy, delivery systems, production, formulations and the like, is particularly uncertain. The U.S. Patent and Trademark Office, as well as patent offices in other countries, have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially. Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. In addition, other companies or institutions possess issued patents and have filed and will file patent applications that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene-based therapy products that are the same as or similar to the subject matter of our patent applications. For example, while we have pending patent applications pertaining to various types of adenovectors that cannot reproduce themselves, adenovectors modified to alter cell binding characteristics and special cell lines used to grow adenovectors, we are aware of issued patents and pending patent applications of other companies and institutions relating to the same subject matter. Patents and patent applications of third parties may have priority over our issued patents and our pending or yet to be filed patent applications. Proceedings before the U.S. Patent and Trademark Office and other patent offices to determine who properly lays claim to inventions are costly and time consuming, and we may not win in any such proceedings.

The issued patents we already have or may obtain in the future may not provide commercially meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators' patents in the United States and other countries. In the event a company, institution or researcher infringes upon our or our collaborators' patent rights, enforcing these rights may be difficult and can be expensive and time consuming, with no guarantee that our or our collaborators' patent rights will be upheld. Others may be able to design around these patents or develop unique products providing effects similar to our products. Thus, for example, although we have an issued U.S. patent broadly covering stocks of adenovectors that cannot reproduce themselves, our competitors may find ways to get around this patent. In addition, our competitors may legally challenge our patent and it may be held to be invalid. In addition, various components used in developing gene-based therapy products, such as particular genes, vectors, promoters, cell lines and construction methods, used by others and us are available to the public. As a result, we are unable to obtain patent protection with respect to such components, and third parties can freely use such components. Third parties may develop products using such components that compete with our potential products. Also, with respect to some of our patentable inventions, our collaborators or we have decided not to pursue patent protection outside the United States. Accordingly, our competitors could develop, and receive non-U.S. patent protection for gene-based therapies or technologies for which our collaborators or we have or are seeking U.S. patent protection. Our competitors may be free to use these gene-based therapies or technologies outside the United States in the absence of patent protection.

Where we believe patent protection is not appropriate we rely to a limited extent on trade secrets to protect our technology. However, trade secrets are difficult to protect. While we have entered into confidentiality agreements with employees and collaborators, we may not be able to prevent the disclosure of our trade secrets. In addition, other companies or institutions may independently develop substantially equivalent information and techniques.

IF OUR POTENTIAL PRODUCTS CONFLICT WITH INTELLECTUAL PROPERTY RIGHTS OF COMPETITORS, UNIVERSITIES OR OTHERS, THEN WE MAY BE PREVENTED FROM DEVELOPING THOSE PRODUCT CANDIDATES

Other companies and institutions have issued patents and have filed and will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines and methods of making and using gene-based therapy products used in or similar to our product candidates and technologies. For example, we are aware of issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of medically beneficial substances to the heart and other tissues, similar to our BIOBYPASS angiogen, and special cell lines required for the production of certain adenovectors, including a cell line we use in the production of our BIOBYPASS angiogen. It could be alleged that our BIOBYPASS angiogen conflicts with these patents. We also are aware of other issued patents and pending patent applications that relate to various aspects of our product candidates and systems, and it could be alleged that our product candidates conflict with these patents. We have not conducted freedom to use patent searches on all aspects of our product candidates or potential product candidates, and may be unaware of relevant patents and patent applications of third parties. In addition, those freedom to use patent searches that have been conducted may not have identified all relevant issued patents or all relevant pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some instances, until issuance as patents.

An issued patent gives rise to a rebuttable presumption of validity under U.S. law and the laws of some other countries. The holders of these or other patents could bring legal actions against our collaborators or us for damages or to stop us or our collaborators from using the affected technology, which could limit our ability to develop and commercialize our product candidates. If any of our potential products are found to infringe a patent of a competitor or third party, we or our collaborators may be required to pay damages and to either obtain a license in order to continue to develop and commercialize the potential products or, at the discretion of the competitor or third party, to stop development and commercialization of the potential products. Since we have concentrated our resources on developing only a limited numbers of products, the inability to market one of our products would disproportionately affect us as opposed to a competing company with many products in development.

We believe that there will be significant litigation in our industry regarding intellectual property rights. Many of our competitors have and are continuing to expend significant amounts of time, money and management resources on intellectual property litigation. If we become involved in litigation, it could consume a substantial portion of our resources and could adversely affect our business, financial condition and results of operations, even if we ultimately are successful in such litigation, in view of our limited resources.

IF OUR RIGHT TO USE INTELLECTUAL PROPERTY WE LICENSE FROM OTHERS IS AFFECTED, OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCT CANDIDATES MAY BE HARMED

We rely, in part, on licenses to use some technologies that are material to our business. For example, to create our product candidates, we combine our vectors with genes intended to produce proteins. For our current product candidates, we have secured licenses to use the VEGF(121), iNOS, TNF(alpha), and PEDF genes. We do not own the patents that underlie these licenses. For these genes, we do not control the enforcement of the patents. We rely upon our licensors to properly prosecute and file those patent applications and to prevent infringement of those patents.

While many of the licenses under which we have rights provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. In addition, our rights to use these technologies and practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them.

Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement, or if we become insolvent. In addition, some of our licenses require us to achieve specific milestones.

Our product candidates and potential product candidates will require several components that may each be the subject of a license agreement. The cumulative license fees and royalties for these components may make the commercialization of these product candidates uneconomical.

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR PRODUCTS OR PRODUCT CANDIDATES

In September 1999 a patient undergoing gene therapy using an adenoviral vector to deliver a therapeutic gene died as a result of an adverse reaction to the treatment. This death was widely publicized. His family has since filed lawsuits against his doctors and the University of Pennsylvania. Other patient deaths have occurred in other gene-based clinical trials. These deaths and the resulting publicity surrounding them, as well as any other serious adverse events in the field of gene therapy that may occur in the future, may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. As a result of the incident in September 1999, the United States Senate has commenced hearings to determine whether additional legislation is required to protect volunteers and patients who participate in gene therapy clinical trials. Additionally, the National Institutes of Health and its advisory bodies routinely review the field of gene therapy and issue reports on the adverse events reported by investigators. In addition, the NIH director is considering a proposal to establish a Gene Transfer Safety Assessment Board to review serious adverse event reports, annual reports and other safety information in order to assess toxicity and safety and report these findings at NIH Recombinant DNA Advisory Committee (RAC) meetings. Likewise, the FDA is considering a proposed rule to require submission of redacted INDs and required IND safety and annual reports for the purpose of making this information public. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human disease. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could result in greater government regulation and stricter clinical trial oversight and commercial product labeling requirements of gene therapies and could cause a decrease in the demand for any products we may develop.

WE MAY BE SUED FOR PRODUCT LIABILITY, WHICH COULD DAMAGE OUR REPUTATION AND EXPOSE US TO UNANTICIPATED COSTS

We, alone or with our collaborators, may be held liable if any product our collaborators or we develop, or any product which is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of the merit or eventual outcome, product liability claims may result in:

     o    withdrawal of product candidates from our clinical trials;

     o    damage to our reputation;

     o    costs of litigation;

     o    substantial monetary awards to plaintiffs; and

     o    decreased demand for our products or product candidates.

Although we currently have and intend to maintain product liability insurance, this insurance may become prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or in collaboration with others. If we are sued for any injury caused by our products or our products made in collaboration with others, our liability could exceed our total resources.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS; ANY DISPUTES RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY

Our research and development processes involve the use of hazardous materials, including chemicals and radioactive and biological materials, and also produce hazardous waste products. Hazardous chemicals used in our processes include, but are not limited to, flammable solvents such as methanol and ethanol, toxic chemicals such as ethidium bromide and formaldehyde, and corrosive chemicals such as acetic acid and sodium hydroxide. We also use several radioactive compounds, including phosphorous-32, carbon-14, sulfur-35, phosphorous-33, iodine-125, hydrogen-3, and chromium-51.

The hazardous biological material used in our research and development activities include human and animal cell lines and viruses, such as adenoviruses, and animals infected with human viruses. Some of the biological material may be novel, including viruses with novel properties. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

Although we have general liability insurance, these policies contain exclusions from insurance against claims arising from pollution from chemical or radioactive materials. Our collaborators are working with these types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials. However, we believe that we are currently in compliance with all applicable environmental and occupational health and safety regulations.

ITEM 2. PROPERTIES

We currently lease 42,900 square feet for our corporate offices and research and development laboratories located at 65 West Watkins Mill Road in Gaithersburg, Maryland. The lease expires on November 1, 2009. We have options to extend the term of this lease for an additional fourteen years, through October 2023. We believe that this facility is sufficient for our current needs. We have additional space in our current facility to accommodate our anticipated growth over the next several years.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On November 15, 2000, prior to our initial public offering, we held a special meeting of stockholders for the purposes of amending and restating our certificate of incorporation and bylaws and approving certain employee and director stock and incentive plans. At the special meeting, stockholders voted and approved the following matters by the votes indicated:

----------------------------------------------------------------------------------------------------------------------
                                                             FOR                 AGAINST                ABSTAIN
----------------------------------------------------------------------------------------------------------------------
Amended and Restated Certificate of Incorporation         8,359,723                206                  10,649

Amended and Restated ByLaws                               8,358,961                968                  10,649

2000 Employee Stock Purchase Plan                         8,321,307               43,134                 6,137

2000 Director Stock Option Plan                           8,293,824               48,049                28,705

Amended and Restated 1993 Stock Incentive Plan            8,322,069               42,372                 6,137

On November 20, 2000, our stockholders also approved, by written consent, a proposal to reclassify each share of our Common Stock into one and one-half shares of Common Stock. Holders of 6,387,349 shares, representing approximately 71% of our outstanding securities, approved this reclassification.

Prior to our initial public offering, holders of Common Stock and of our Preferred Stock voted together as a single class on all matters. There were not any broker non-votes because our securities were not publicly traded.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  --------------------------------------------------------------------------------------------------------------------
     NAME                                        AGE                PRESENT POSITION WITH THE REGISTRANT
  --------------------------------------------------------------------------------------------------------------------
  Paul H. Fischer, Ph.D.....................      51    President, Chief Executive Officer and Director
  Jeffrey W. Church.........................      44    Chief Financial Officer, Treasurer and Corporate Secretary
  C. Richter King, Ph.D.....................      46    Vice President, Research
  Imre Kovesdi, Ph.D........................      54    Vice President, Chief Scientific Officer
  Henrik S. Rasmussen, M.D., Ph.D...........      42    Vice President, Clinical Operations and Regulatory Affairs
  Thomas E. Smart...........................      37    Senior Vice President, Corporate Development
  Grant A. Yonehiro.........................      37    Vice President, Commercial Operations

PAUL H. FISCHER, PH.D. has been our President and Chief Executive Officer and a director since November 1996, and has served in various positions with us since March 1995, including Executive Vice President and Chief Operating Officer and Vice President of Research and Development. Before joining us, he was Executive Vice President of Research and Development at

Aronex Pharmaceuticals, Inc., formerly Oncologix, Inc., a biotechnology company. Dr. Fischer's previous experience included Manager, Cancer Research at Pfizer Inc., a pharmaceutical company. Dr. Fischer received his B.S. in biology from the University of Denver, his Ph.D. in pharmacology from the University of California at San Francisco and performed post-doctoral research in pharmacology at the Yale University School of Medicine and was an Associate Professor of Human Oncology at the University of Wisconsin.

JEFFREY W. CHURCH has served as our Chief Financial Officer since August 1998. From September 1997 to August 1998, Mr. Church served as Executive Vice President and Chief Financial Officer of Biospherics, Inc., a telecommunications and biotechnology company. From 1986 to August 1997, Mr. Church served in various positions at Meridian Medical Technologies, Inc., formerly Survival Technology, Inc., a medical device and drug delivery company, including Controller and Senior Vice President of Finance and Chief Financial Officer. From 1979 to 1986, Mr. Church was an Audit Manager at PriceWaterhouseCoopers LLP. Mr. Church received his B.S. in accounting from the University of Maryland and is a Certified Public Accountant.

C. RICHTER KING, PH.D. has served as our Vice President, Research since May 1999. From May 1998 to May 1999, Dr. King served as our Vice President, New Products Research. From April 1995 to April 1998, Dr. King was an Associate Professor of Biochemistry at Georgetown University Medical School's Lombardi Cancer Research Center in Washington, D.C. From April 1992 to April 1995, Dr. King was the Director of Drug Discovery at Aronex Pharmaceuticals, Inc., formerly Oncologix, Inc., a biotechnology company. Dr. King holds a Ph.D. in biochemistry from Johns Hopkins University.

IMRE KOVESDI, PH.D. has served as our Vice President and Chief Scientific Officer since April 1999. From September 1995 to April 1999, he served as our Vice President of Discovery Research and from July 1993 to September 1995, he served as our Director of Vector Biology. From 1987 to 1993, he led projects in eukaryotic gene expression and neurotrophic factors at the Medical Research Division of the American Cyanamid Company. Dr. Kovesdi received a B.S. in electrical engineering from the University of British Columbia, a Ph.D. in molecular biology from Simon Fraser University and did his post-doctoral training at The Rockefeller University.

HENRIK S. RASMUSSEN, M.D., PH.D. has served as our Vice President of Clinical Operations and Regulatory Affairs since April 1999. From 1994 to April 1999, Dr. Rasmussen served as Vice President for Clinical Research/Senior Vice President for Clinical Research and Regulatory Affairs at British Biotech in Annapolis, Maryland. From 1989 to 1994, Dr. Rasmussen served in various positions at Pfizer Central Research, including Global Study Director and Global Candidate Leader. Dr. Rasmussen has been involved in drug development in a number of different therapeutic areas, including cardiology, oncology, inflammation, acute care, neurology and dermatology and has authored or co-authored over 120 scientific papers and abstracts. Dr. Rasmussen received his M.D. and Ph.D. degrees from the University of Copenhagen and spent four years practicing medicine in the fields of cardiology, gastroenterology, infectious disease, immunology and rheumatology at a major university hospital in Copenhagen.

THOMAS E. SMART joined us in March 1995 to lead our corporate development function and currently serves as our Senior Vice President of Corporate Development. Mr. Smart's previous experience included Director of Business Development at Cell Genesys, Inc., a biotechnology company; various positions within the Corporate Strategic Planning and Allied Business Group at G.D. Searle, a pharmaceutical company; and Business Development Analyst at Genetics Institute, a biotechnology company. Mr. Smart received his B.S. in the biological sciences from Cornell University and his M.B.A. from the University of Chicago.

GRANT A. YONEHIRO was named Vice President, Commercial Operations effective January 1, 2001. From 1997 to 2000, he served as our Vice President, Product Management. From March 1996 to April 1997, Mr. Yonehiro served as our Associate Director of Corporate Development and from April 1997 to September 1997, he served as our Director of Corporate Development. From January 1994 to March 1996, Mr. Yonehiro served as a Manager, Corporate Development for Cell Genesys, Inc., a biotechnology company. Mr. Yonehiro received a Bachelor of Individualized Studies from the University of Minnesota and his M.B.A. from the University of California at Berkeley.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock is traded in the over-the-counter market and is included for quotation on the Nasdaq National Market under the symbol GNVC. Our common stock began trading on December 12, 2000.

Set forth below is the range of high and low closing sale prices for our common stock as reported on the Nasdaq National Market following the December 12, 2000 completion of our initial public offering. Prior to the initial public offering on December 12, 2000, there was no established public trading market for our common stock.

     2000                            HIGH                              LOW
     ----                            ----                              ---
Fourth Quarter                     $9.875                             $9.50


As of February 28, 2001, there were approximately 118 holders of record of our common stock. We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

The Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-47408) relating to our common stock, $.001 par value per share, effective on December 11, 2000. J.P. Morgan & Co., UBS Warburg LLC, and A.G. Edwards & Sons, Inc. acted as representatives of the underwriters for our initial public offering. We raised net proceeds of approximately $34.0 million after deducting underwriters' discounts and commissions of $2.7 million and other fees and expenses of $1.3 million. In connection with our initial public offering, we did not make direct or indirect payments to (i) any of our directors, officers, or their associates; (ii) any person owning 10 percent or more of our equity securities, (iii) any affiliate of us, or (iv) any others.

Concurrently with our initial public offering, we also raised $5.0 million through a private sale transaction of our common stock to Warner-Lambert as part of the 1997 research development and collaboration agreement. We completed this transaction in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended.

Since completion of the public offering in December 2000, the net offering proceeds have been invested in cash equivalents and short and long-term investments. The cash equivalents consist of commercial paper having maturities of less than one year. Our investment portfolio consists of investment grade government agency notes, corporate bonds and certificates of deposit having maturities of less than three years.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2000. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

                                             --------------------------------------------------------------------
                                                                YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                   1996         1997         1998        1999        2000
                                                   ----         ----         ----        ----        ----
IN THOUSANDS, EXCEPT PER SHARE DATA
SUMMARY STATEMENTS OF OPERATIONS:
Revenues:
   Ongoing research and development support          $698        $3,188      $6,750     $14,075      $8,835
   Contract, license and milestone payments            --         2,500       3,000       2,875       5,050
                                                    -----         -----       -----       -----       -----

      Total revenues......................            698         5,688       9,750      16,950      13,885
                                                    -----         -----       -----       -----       -----

Operating expenses:
   Research and development...............          5,896         8,085      10,592      14,198      15,356
   General and administrative.............          3,915         4,031       5,903       5,278       6,912
                                                    -----         -----       -----       -----       -----
      Total operating expenses............          9,811        12,116      16,495      19,476      22,268
                                                    -----         -----       -----       -----       -----
Loss from operations......................        (9,113)       (6,428)     (6,745)     (2,526)     (8,383)
Other income, net.........................            496           263         398         607         534
                                                    -----         -----       -----       -----       -----
Net loss..................................       $(8,617)       $(6,165)    $(6,347)    $(1,919)    $(7,849)
                                                 =======       =======     =======     =======     =======
Basic and diluted net loss per share......        $(7.16)        $(4.30)     $(4.10)     $(1.22)     $(2.80)
                                                 =======       =======     =======     =======     =======
Shares used in computing basic and diluted
net loss per share........................         1,203         1,435       1,549       1,576       2,808


                                             -----------------------------------------------------------------
                                                                    AS OF DECEMBER 31,
                                             -----------------------------------------------------------------
                                                  1996          1997         1998         1999        2000
                                                  ----          ----         ----         ----        ----
IN THOUSANDS
SUMMARY BALANCE SHEET DATA:
Cash, cash equivalents and short-term
investments..............................          $7,725        $9,364      $8,919     $13,884     $39,790
Working capital..........................           6,378         8,081       5,621       8,348      35,837
Total assets.............................           8,638        10,547      11,721      28,636      57,179
Long-term obligations, less current portion           158            47          --       6,822       6,026
Deferred compensation....................            (974)       (1,360)       (836)       (850)     (5,063)
Accumulated deficit......................         (28,464)      (34,630)    (40,977)    (42,896)    (50,745)
Total stockholders' equity...............           6,864         4,144       5,280      11,931      44,316

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report. See "Business -- Risks and Uncertainties" regarding certain factors known to GenVec that could cause reported financial information not to be necessarily indicative of future results, including discussions of the risks related to the development, regulatory approval, proprietary protection of our gene therapy products, and their market success relative to alternative products.

OVERVIEW

We develop gene-based products that cause the production of therapeutic proteins at the site of disease. We believe that local production of proteins over a sustained period will allow the proteins to deliver their potential therapeutic benefit while minimizing side effects. Our current areas of focus are cardiovascular disease, particularly coronary artery disease and peripheral vascular disease, oncology and ophthalmology. We are developing BIOBYPASS angiogen as part of our collaboration with Warner-Lambert, under which we may receive more than $100.0 million, excluding royalties, in license fees, research and development funding, milestone payments and equity purchases. As of December 31, 2000, Warner-Lambert had paid us $60.3 million under this collaboration. The following table summarizes actual payments received under our collaboration with Warner-Lambert as of December 31, 2000.

--------------------------------------------------------------------------------

                               ONGOING RESEARCH AND          CONTRACT, LICENSE AND
                               DEVELOPMENT SUPPORT           MILESTONE PAYMENTS
                         -------------------------------    ----------------------
                                              PROCESS       LICENSE      MILESTONE         EQUITY
       YEAR                RESEARCH        DEVELOPMENT(2)    FEES(1)     PAYMENTS         PURCHASES         TOTAL
       ----                --------        --------------    -------     --------         ---------         -----
       1997              $3,000,000              $--       $5,000,000    $2,000,000       $2,000,000     $12,000,000
       1998               6,000,000               --               --     2,000,000               --       8,000,000
       1999               5,500,000           6,250,000     3,750,000            --        8,000,000      23,500,000
       2000               4,500,000           3,000,000            --     2,000,000        5,000,000      14,500,000
                        -----------          ----------    ----------    ----------      -----------     -----------
   Total as of
December 31, 2000       $19,000,000          $9,250,000    $8,750,000    $6,000,000      $15,000,000     $58,000,000
                        ===========          ==========    ==========    ==========      ===========     ===========


(1) For financial reporting purposes, the $5.0 million license fee received in July 1997 is being amortized over four years and the $3.75 million license fee received in January 1999 is being amortized over two years based on the terms of the sponsored research and development agreements. As of December 31, 2000, unearned revenue was $2.0 million.

(2) Excludes $1.6 million and $0.9 million in expense reimbursements recognized in 1999 and 2000, respectively.

We have generated no product revenues and have funded our operations primarily through the private placement of equity securities and the proceeds of our corporate collaboration agreements. For more information about our collaboration with Warner-Lambert, see "Business -- Our Collaborative Relationships."

Revenues from ongoing research and development support consist of cost-reimbursement activities under our collaboration agreements. We recognize collaborative research and development revenue from these activities as the related expenses are incurred and when we have no future performance obligations.

Contract, license and milestone payments consist of license fees and specific performance-based milestone payments. We recognize contract and license revenue when milestones are met and our specific performance obligations have been satisfied in accordance with the terms of the respective agreements. Research and development, contract, license and milestone revenue recognized in our financial statements is not subject to repayment.

In accordance with Staff Accounting Bulletin 101, we have deferred recognition of up-front contract or license payments received under our collaboration and license agreements and are amortizing the related unearned revenues over the terms of the collaboration agreements, generally ranging from two to four years. During 1997 and 1999, we received $5.0 million and $4.1 million, respectively, in upfront contract and license fees. Our results of operations included $1.0 million, $2.9 million and 3.0 million during the years ended 1998, 1999 and 2000 of amortization of these upfront contract and license fees. As of December 31, 2000, we have unearned revenue of $2.0 million, of which $1.9 million and $0.1 million will be amortized into income in 2001 and 2002, respectively.

Our results of operations for the years ended December 31, 1998 and 2000 included $2.0 million in milestone revenues recognized in each of these periods. Our results of operations in the future may fluctuate based upon the timing and progress of developmental efforts resulting in performance-based milestone payments.

We expect our sources of revenue for the next several years to consist primarily of payments under corporate collaborations and interest income. We will not receive revenue from product sales until one or more of our product candidates are commercialized. In order to accelerate product commercialization and finance our research and development activities, we are currently engaged in and are actively seeking collaborations with leading pharmaceutical and biotechnology companies.

We have incurred operating losses each year since inception and, as of December 31, 2000, had an accumulated deficit of approximately $50.7 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees and other expenses related to our product development and research programs. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities. We expect to incur substantial additional operating losses for at least the next few years as a result of increases in our expenses for research and development activities.

Our quarterly operating results will depend upon many factors. These factors include variations in payments received or made by us under strategic alliances, which include milestone payments, royalties, license fees and other revenues, our ability to maintain and establish corporate collaborations and the amount and timing of operating expenses relating to research and development, preclinical testing and clinical trials. As a consequence, our quarterly operating results have fluctuated in the past and are likely to do so in the future.

Through December 31, 2000, we had recorded an aggregate of $9.1 million of deferred compensation expense resulting from the granting of stock options to employees, directors or consultants covering shares of our common stock, which stock options had exercise prices below the fair value of the underlying common stock at the date of their grant. Net of prior amortization and cancellations, net deferred compensation of $5.1 million at December 31, 2000 will be amortized over the vesting periods of the respective options, typically four years. We anticipate recording total compensation charges resulting from the amortization of the deferred compensation expense recorded as of December 31, 2000 approximately as follows: $1.5 million in 2001, $1.4 million in 2002, $1.3 million in 2003 and $0.9 million in 2004. During 2000 the Company amortized $1.1 million of deferred compensation expense.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES:

ONGOING RESEARCH AND DEVELOPMENT SUPPORT. Ongoing research and development support decreased 37% to $8.8 million in 2000 from $14.1 million in 1999 as a result of scheduled reductions in research and development support under our collaboration agreement with Warner-Lambert. Revenue from ongoing research and development support in 1999 included additional revenues resulting from an amendment to the collaboration agreement with Warner-Lambert effective January 1, 1999. Pursuant to the amendment, Warner-Lambert received the right, at its expense, to manufacture collaboration products for clinical and commercial sales worldwide, excluding Asia. Before the amendment, we were expending funds to develop manufacturing capability for which we were not entitled to reimbursement. In connection with the amendment, we are entitled to receive additional payments from Warner-Lambert for process development support activities. These payments aggregated $6.3 million in 1999, which included $1.3 million for reimbursement of expenditures incurred by us before 1999. Payments for process development support in 2000 totaled $3.0 million during which time we successfully showed the establishment of a manufacturing process suitable for clinical manufacturing. Over 94% of our ongoing research and development support in 2000 and 1999 were earned under our collaboration agreement with Warner-Lambert.

CONTRACT, LICENSE AND MILESTONE PAYMENTS. Recognition of contract, license and milestone payments increased to $5.1 million in 2000 from $2.9 million in 1999. Revenues in 2000 consisted primarily of $3.1 million from the amortization of upfront contract and license fees and a

$2.0 million technology success fee related to the development of a production process and testing methods suitable for Phase III clinical trial manufacturing. Revenues in 1999 consisted of amortization of upfront contract and license fees.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Research and development expenses increased 8% to $15.4 million in 2000 from $14.2 million in 1999. The increase in our research and development activities related primarily to internal product development programs including the initiation of clinical development of TNFerade and preclinical development efforts for our PEDF product and GENSTENT programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 31% to $6.9 million in 2000 from $5.3 million in 1999. The increase was primarily attributable to higher levels of expenditures related to legal and consulting fees associated with our new product development initiatives, including acquiring and maintaining our intellectual property portfolio, higher operating expenses related to our new facility and higher compensation charges resulting from the amortization of the deferred compensation expense from stock options granted.

OTHER INCOME. Other income, consisting primarily of interest income, net of interest expense, decreased 12% to $534,000 in 2000 from $607,000 in 1999. The $73,000 decrease was due to increased interest expense related to the financing of our new facility and lower levels of cash available for investing as compared to 1999.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES:

ONGOING RESEARCH AND DEVELOPMENT SUPPORT. Ongoing research and development support increased 107% to $14.1 million in 1999 from $6.8 million in 1998 due to the execution of an amendment to our collaboration agreement with Warner-Lambert referred to above. In 1999, we recognized $6.3 million in the form of ongoing development support funding under the amendment, which included $1.25 million for reimbursement of process development expenditures incurred by us before the effective date of the amendment. Over 94% of our ongoing research and development support in 1999 and over 88% in 1998 were earned under our collaboration agreement with Warner-Lambert.

CONTRACT, LICENSE AND MILESTONE PAYMENTS. Recognition of contract, license and milestone payments remained relatively constant at $2.9 million in 1999 and $3.0 million in 1998. Revenues of $2.9 million in 1999 resulted from the amortization of upfront contract and license fees. Revenues in 1998 consisted of $1.0 million of amortization of upfront contract and license fees and a $2.0 million milestone payment related to the filing of our Investigational New Drug application for the peripheral vascular disease indication of our BIOBYPASS angiogen project.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Research and development expenses increased 34% to $14.2 million in 1999 from $10.6 million in 1998. The increase of $3.6 million was attributed to continued growth in our research and development activities related to our therapeutic angiogenesis program, other product development programs and research activities relating to our core adenovector systems.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 11% to $5.3 million in 1999 from $5.9 million in 1998. The decrease was primarily attributable to the one-time expense of $1.2 million for registration and filing fees, printing expenses and legal and accounting fees and expenses associated with a proposed equity offering in 1998 which was withdrawn due to market conditions, partially offset by increases in salaries and benefits as we expanded our management team, and legal fees associated with acquiring and maintaining our intellectual property portfolio.

OTHER INCOME. Other income, consisting primarily of interest income, net of interest expense, increased 53% to $607,000 in 1999 from $398,000 in 1998. The $209,000 increase was due to increases in our cash available for investing as a result of our convertible Series F preferred stock equity financing in December 1998 and payments received under the amendment to our collaboration agreement with Warner-Lambert in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000 we raised $34.0 million, net of underwriters discounts and commissions of $2.7 million and offering costs of $1.3 million, from our initial public offering. Concurrent with the closing of this offering, we sold $5.0 million of our common stock to Warner-Lambert in a private transaction as part of the 1997 research, development and collaboration agreement.

As of December 31, 2000, we held $39.8 million in cash and cash equivalents and short-term investments, as compared to $13.9 million as of December 31, 1999. Net cash used in operating activities was approximately $9.0 million in 2000. Net cash used in investing activities was approximately $4.4 million, which consisted principally of the purchases of investment securities and property and equipment offset by the proceeds from the sale of investment securities.

We have contracted with various academic institutions and research organizations to perform research and development activities. We have commitments to pay up to approximately $1.6 million and $0.4 million related to these contracts for the years ended 2001 and 2002, respectively.

As of December 31, 2000, our net operating loss carry forwards were approximately $43.4 million. If not utilized, our loss carry forwards will expire at various dates through 2020. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations may have been triggered as a result of past or future financings, including our initial public offering. This annual limitation may result in the expiration of certain net operating losses before their use.

We anticipate that annual expenditures for research and development, including clinical trials, product development and preclinical studies, and general and administrative activities will increase significantly in future years. In the future, our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory and marketing expenses and funding from collaborations.

As of December 31, 2000, we held $46.5 million in cash and investments. We believe that our cash reserves and anticipated cash flow from our current corporate collaborations will be sufficient to support our operations for approximately 24 months. Without new corporate collaborations, we would use approximately $37.5 million in capital over the next two years, including approximately $3.0 million for capital expenditures related to expansion of facilities and internal research and development capabilities. We expect that significant additional financing will be required in the future, which we may seek to raise through public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, is currently effective January 1, 2001. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Gains and losses on derivatives designated as cash flow hedges will be recorded in other comprehensive income and will be reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of the hedges will be recognized in earnings.

Management believes adoption of this standard and related transaction adjustments will not have a material impact on the Company's consolidated financial position, results of operations or cash flows. In accordance with the transaction provisions of SFAS 133, the Company recorded on January 1, 2001, a net-of-tax cumulative-effect-type adjustment of $167,000 in accumulated other comprehensive income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE  DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2000, we had cash and cash equivalent and short-term and long-term investments of $46.5 million as follows:

         Cash and cash equivalents                                     $ 33.6 million
         Short-term investments                                        $ 6.2 million
         Long-term investments                                         $ 6.7 million

Our exposure to market risk is confined to our cash and cash equivalents, which consist of commercial paper having maturities of less than one year, and our investment portfolio. We maintain an investment portfolio of investment grade government agency notes, corporate bonds and certificates of deposit. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. As of December 31, 2000, securities totaling $6.2 million mature in 2001, $1.9 million mature in 2002 and $4.8 million mature in 2003. While we do not believe that an increase in market rates would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.

We have operated primarily in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

At December 31, 2000, we had an outstanding bond payable of $5.0 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into a swap agreement that effectively fixed the interest rate over the life of the bond at 6.68% plus a remarketing fee. We also have outstanding loans and capital lease obligations totaling $1.8 million at fixed interest rates ranging from 5.0% to 10.8%. Principal and interest on these loans is due and payable monthly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F below for a list of the financial statements being filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required by this item, with the exception of information on our executive officers, is incorporated by reference from our Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

       (a)        (1) Financial Statements - See index to Financial Statements on page F below for a list of the financial statements being filed herein.

                  (2) Financial Statement Schedules - All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

                  (3) Exhibits

       EXHIBIT
       NUMBER                                       DESCRIPTION
       ------                                       -----------
           3.1   Amended & Restated Certificate of Incorporation of GenVec, Inc.(1)
        3.1(a)   Amendment to Amended and Restated Certificate of Incorporation. (1)
           3.2   Amended & Restated Bylaws of GenVec, Inc. (1)
          10.1   Form of Indemnification Agreement for Directors and Officers. (1)
          10.2   Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.* (2)
          10.3   2000 Employee Stock Purchase Plan, and form of agreement thereunder.* (1)
          10.4   2000 Director Option Plan.* (1)
          10.5   Research, Development and Collaboration Agreement dated July 21, 1997 between the Warner-Lambert Company and the
                 Registrant. (1)
        10.5.1   Amendment 1 to Research, Development and Collaboration Agreement between the Warner- Lambert Company and Registrant effective January 1, 1999. (1)
          10.6   Stock Purchase Agreement dated July 21, 1997 between the Warner-Lambert Company and the Registrant. (1)
          10.7   License Agreement dated May 31, 1996 between Scios, Inc. and the Registrant. (1)
          10.8   Collaboration Agreement dated September 26, 1997 between Fuso Pharmaceutical Industries, Ltd.
                 and the Registrant. (1)
          10.9   Commercialization Agreement dated September 26, 1997 between Fuso Pharmaceutical Industries Ltd. and the
                 Registrant. (1)
         10.10   License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Registrant. (1)
         10.11   Sponsored Research Agreement dated April 1, 1998 between Cornell University and the Registrant. (1)
         10.12   Amended and Restated Exclusive License Agreement dated April 1, 1993 between Cornell University and the Registrant. (1)
         10.13   Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and Registrant. (1)
         10.14   Consulting Agreement dated March 17, 1999 between the Registrant and Herbert J. Conrad, and amendment number 1 thereto dated March 1, 2000.* (1)
         10.15   Amended and Restated Registration Rights Agreement dated December 2, 1998 between the Registrant and certain stockholders. (1)



         10.16   Patent License Agreement dated January 8, 2000 between the Registrant and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000. (1)
         10.16.1 Patent License Agreement dated December 20, 2000 between the Registrant and Northwestern University
                 (filed herewith).
         10.17   License Agreement dated June 30, 1996 between the Registrant and the University of Pittsburgh -- of
                 the Commonwealth system of Higher Education, and amendments thereto.+ (1)
         10.18   Employment Agreement between the Registrant and Paul H. Fischer, Ph.D. dated March 1, 1995.* (1)
         10.19   Employment Agreement between the Registrant and Imre Kovesdi, Ph.D. dated June 3, 1993*(1)
         10.20   Employment Agreement between the Registrant and Thomas E. Smart dated March 7, 1995.* (1)
         10.21   Employment Agreement between the Registrant and Henrik Rasmussen, M.D., Ph.D. dated April 13, 1999.* (1)
         10.22   Employment Agreement between the Registrant and C. Richter King, Ph.D. dated April 8, 1998.* (1)
         10.23   Employment Agreement between the Registrant and Jeffrey W. Church dated July 28, 1998.* (1)
         23.1    Consent of Independent Auditors (filed herewith).
         24.1    Power of Attorney (filed herewith).

---------
 *   Compensatory plan, contract or arrangement.
 + Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.
(2) Incorporated by reference from our registration statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.

         (b)   Reports on Form 8-K

               No Reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GENVEC, INC.

                 By:      /S/ PAUL H. FISCHER, PH.D.
                          --------------------------
                          Paul H. Fischer, Ph.D.
                          President, Chief Executive Officer and Director March 29, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                                           TITLE                             DATE
                                                           -----                             ----
/s/ PAUL H. FISCHER, PH.D.                  Director, President and            March 29, 2001
------------------------------------        Chief Executive Officer
Paul H. Fischer, Ph.D.                      (Principal Executive Officer)


/s/ JEFFREY W. CHURCH                       Chief Financial Officer,           March 29, 2001
------------------------------------        Treasurer & Secretary
Jeffrey W. Church                           (Principal Financial and
                                            Accounting Officer)

         *                                  Director                           March 29, 2001
------------------------------------
Hal S. Broderson, M.D.

         *                                  Director                           March 29, 2001
------------------------------------
Herbert J. Conrad

         *                                  Director                           March 29, 2001
------------------------------------
Wayne T. Hockmeyer, Ph.D.

         *                                  Director                           March 29, 2001
------------------------------------
Harry T. Rein

         *                                  Director                           March 29, 2001
------------------------------------
Wendell Wierenga, Ph.D.

                                            Director                          March 29, 2001
------------------------------------
Gregory Zaic

By: * /S/ PAUL H. FISCHER, PH.D.
      --------------------------
        Paul H. Fischer, Ph.D.
        Attorney-in-Fact

                                  GENVEC, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE NO.
                                                                                                        --------
Independent Auditors' Report                                                                              F-1

Balance Sheets as of December 1999 and 2000                                                               F-2

Statements of Operations and Comprehensive Loss - Years Ended December 31, 1998, 1999 and 2000            F-4

Statements of Stockholders' Equity -  Years Ended December 31, 1998, 1999 and 2000                        F-5

Statements of Cash Flows - Years Ended December 31, 1998, 1999 and 2000                                   F-6

Notes to Financial Statements                                                                            F-7-29


                                       F

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
GenVec, Inc.:


We have audited the accompanying balance sheets of GenVec, Inc. as of December 31, 1999 and 2000, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




McLean, Virginia
March 1, 2001

                                  GENVEC, INC.
                                 Balance Sheets


                                      ASSETS                                               1999              2000
                                                                                       --------------   ---------------
Current assets:
    Cash and cash equivalents                                                         $   8,470,353        33,623,689
    Short-term investments (note 3)                                                       5,413,651         6,166,583
    Prepaid expenses                                                                        438,754           725,276
    Receivables from related party (note 6)                                                 778,250           210,426
    Other current assets                                                                    148,899           370,707
    Bond sinking fund (note 5)                                                                  --            212,500
                                                                                       --------------   ---------------



                   Total current assets                                                  15,249,907        41,309,181


Property and equipment, net (note 4)                                                      9,333,074         8,707,359
Bond investment trust (note 5)                                                            1,423,066               --
Long-term investments (note 3)                                                            2,484,893         6,682,315
Other  assets  (note 2)                                                                     145,491           479,949


                                                                                       --------------   ---------------

                   Total assets                                                     $    28,636,431        57,178,804

                                                                                       ==============   ===============



See accompanying notes to financial statements.


                                  LIABILITIES AND STOCKHOLDERS' EQUITY                         1999             2000
                                                                                          ---------------  ---------------
Current liabilities:
       Accounts payable                                                                $    1,435,085          487,682
       Accrued expenses                                                                       809,992          657,883
       Accrued construction in progress                                                       482,474              --
       Accrued technological license and intellectual property expenses                       624,320          348,007
       Accrued payroll, bonus and related expenses                                            208,794          639,632
       Accrued offering costs                                                                     --           567,794
       Unearned revenue                                                                     2,975,000        1,900,000
       Current portion bond payable (note 5)                                                      --           425,000
       Current portion of notes payable and capital lease
          obligation (notes 5 and 7)                                                          366,320          445,811
                                                                                          ---------------  ---------------

                      Total current liabilities                                             6,901,985        5,471,809
                                                                                          ---------------  ---------------

Notes payable and capital lease obligations, less current portion (note 5)                  1,822,195        1,451,490
Bond payable (note 5)                                                                       5,000,000        4,575,000
Deferred credit (note 7)                                                                    1,280,780        1,242,653
Unearned revenue                                                                            1,700,000          100,000
Other non-current liabilities                                                                     --            22,131
                                                                                          ---------------  ---------------

                      Total noncurrent liabilities                                          9,802,975        7,391,274
                                                                                          ---------------  ---------------

Commitments (notes 5 and 7)

Stockholders' equity (notes 6 and 8):
       Convertible preferred stock, $.001 par value, 7,736,158 and  -0-  shares authorized at December 31, 1999 and 2000, 7,695,402 and -0- shares issued and outstanding (liquidation preference of $52,052,177 at
          December 31, 1999)                                                                    7,695              --
       Preferred stock,  $0.001 par value,  4,346,861 and 5,000,000 shares authorized
          at December 31 1999 and 2000, no shares issued and outstanding                           --               --
       Common stock, $0.001 par value, 50,000,000 and 60,000,000 shares authorized at
          December 31, 1999 and 2000, 1,598,593 and 17,995,444 shares issued at
          December 31, 1999 and 2000 and 1,527,643 and 17,924,494 shares outstanding
          at December 31, 1999 and 2000                                                          1,598           17,995
       Additional paid-in capital                                                           55,716,237      100,069,852

       Accumulated deficit                                                                 (42,896,083)     (50,745,238)
       Deferred compensation (note 8)                                                         (850,419)      (5,063,240)
       Accumulated  other  comprehensive  income - unrealized  (loss) gain on  securities      (47,486)          36,423
       (note 3)
       Treasury stock, 70,950 common shares                                                        (71)             (71)
                                                                                          ---------------  ---------------

                      Total stockholders' equity                                            11,931,471       44,315,721
                                                                                          ---------------  ---------------

                      Ttotal liabilities and stockholders' equity                           28,636,431       57,178,804
                                                                                          ===============  ===============

                                                                                       $


                                  GENVEC, INC.
                 Statements of Operations and Comprehensive Loss

                                                                                            YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
                                                                                  1998               1999               2000
                                                                           -----------------  -----------------  -----------------
Revenues (note 6):
    Ongoing research and development support                             $        6,750,000        14,074,949          8,835,014
    Contract, license and milestone payments                                      3,000,000         2,875,000          5,050,000
                                                                           -----------------  -----------------  -----------------
                   Total revenues                                                 9,750,000        16,949,949         13,885,014
                                                                           -----------------  -----------------  -----------------
Operating expenses:
    Research and development                                                     10,592,366        14,198,611         15,356,303
    General and administrative                                                    5,902,844         5,278,018          6,911,925
                                                                           -----------------  -----------------  -----------------
                   Total operating expenses                                      16,495,210        19,476,629         22,268,228
                                                                           -----------------  -----------------  -----------------
                   Loss from operations                                          (6,745,210)       (2,526,680)        (8,383,214)
                                                                           -----------------  -----------------  -----------------
Other income (expense):
    Interest income                                                                 408,026           742,387          1,063,607
    Interest expense                                                                 (9,890)         (135,197)          (529,548)
                                                                           -----------------  -----------------  -----------------
                   Total other income                                               398,136           607,190            534,059
                                                                           -----------------  -----------------  -----------------
                   Net Loss                                              $       (6,347,074)       (1,919,490)        (7,849,155)
                                                                           =================  =================  =================
Other comprehensive (loss) gain, net of tax -unrealized holding gains
    (losses) arising during the period                                   $              --             (47,486)           83,909
                                                                           =================  =================  =================
Comprehensive loss                                                       $       (6,347,074)        (1,966,976)       (7,765,246)
                                                                           =================  =================  =================
Basic and diluted net loss per share (note 2)                                       $ (4.10)           $ (1.22)          $ (2.80)
                                                                           =================  =================  =================
Shares used in computing basic and diluted net loss per share (note 2)            1,548,677          1,576,443         2,807,809
                                                                           =================  =================  =================



See accompanying notes to financial statements.

                                  GENVEC, INC.
                       Statements of Stockholders' Equity



                                                                    CONVERTIBLE
                                                                  PREFERRED STOCK             COMMON STOCK          ADDITIONAL
                                                              ------------------------  -------------------------     PAID-IN
                                                                 SHARES       AMOUNT       SHARES       AMOUNT        CAPITAL
                                                              -------------  ---------  -------------  ----------  --------------
Balance, December 31, 1997                                     6,042,263   $  6,042      1,531,500       1,531      40,126,101
Issuance of Class F convertible preferred shares,
    net of issuance costs of $80,562 (note 8)                  1,000,000      1,000            --          --        5,888,438
Issuance of 375,000 common stock warrants in connection
    with Class F convertible preferred shares                        --         --             --          --        1,030,000
Exercise of options                                                  --         --          23,353          23          26,263
Deferred compensation resulting from grant of options
    below fair value                                                 --         --             --          --           12,908
Amortization of deferred compensation                                --         --             --          --              --
Net loss                                                             --         --             --          --              --
                                                              -------------  ---------  -------------  ----------  --------------
Balance, December 31, 1998                                     7,042,263      7,042      1,554,853       1,554      47,083,710
Issuance of Class E2 convertible preferred shares, net of
    issuance costs of $6,191 (note 8)                            266,666        267             --          --       2,993,535
Issuance of Class E3 convertible preferred shares, net of
    issuance costs of $6,472 (note 8)                            386,473        386             --          --       4,993,136
Exercise of options                                                   --         --         43,740          44          67,526
Deferred compensation resulting from grant of options
    below fair value                                                  --         --             --          --         578,330
Amortization of deferred compensation                                 --         --             --          --              --
Net loss                                                              --         --             --          --              --
                                                              -------------  ---------  -------------  ----------  --------------
Balance, December 31, 1999                                     7,695,402      7,695      1,598,593       1,598      55,716,237

Conversion of convertible preferred shares into
    common shares (note 8)
                                                              (7,695,402)    (7,695)    11,543,092        11,543        (3,848)
Issuance of common shares through intial public offering,
    net of issuance costs of $1,373,116 (note 8)                      --         --      4,000,000         4,000    33,962,882
Issuance of common shares through private sale
    concurrent with initial public offering (note 6)                  --         --        421,052           421     4,999,572
Payout of fractional shares from share reclassification               --         --             --            --          (266)
Exercise of options and warrants                                      --         --        432,707           433        66,008
Deferred compensation resulting from grant of options
    below fair value                                                  --         --             --            --     5,329,267
Amortization of deferred compensation                                 --         --             --            --           --

Net loss                                                              --         --             --            --           --
                                                              -------------  ---------  -------------  ----------  --------------
Balance, December 31, 2000                                           --    $    --      17,995,444        17,995   100,069,852
                                                              =============  =========  =============  ==========  ==============
See accompanying notes to financial statements.



                                                                                                        ACCUMULATED
                                                                                            TREASURY       OTHER
                                                                 DEFERRED       ACCUMULATED   STOCK    COMPREHENSIVE
                                                               COMPENSATION       DEFICIT    AMOUNT       INCOME        TOTAL
                                                              ---------------  ------------ --------- -------------- -----------
Balance, December 31, 1997                                      (1,359,897)    (34,629,519)     (71)            --    4,144,187
Issuance of Class F convertible preferred shares,
    net of issuance costs of $80,562 (note 8)                          --              --       --              --    5,889,438
Issuance of 375,000 common stock warrants in connection
    with Class F convertible preferred shares                          --              --       --              --    1,030,000
Exercise of options                                                    --              --       --              --       26,286
Deferred compensation resulting from grant of options
    below fair value                                               (12,908)            --       --              --          --
Amortization of deferred compensation                              537,164             --       --              --      537,164
Net loss                                                               --       (6,347,074)     --              --   (6,347,074)
                                                              ---------------  ------------ --------- -------------- -----------
Balance, December 31, 1998                                        (835,641)    (40,976,593)     (71)            --    5,280,001
Issuance of Class E2 convertible preferred shares, net of
    issuance costs of $6,191 (note 8)                                  --              --       --              --    2,993,802
Issuance of Class E3 convertible preferred shares, net of
    issuance costs of $6,472 (note 8)                                  --              --       --              --    4,993,522
Exercise of options                                                    --              --       --              --       67,570
Deferred compensation resulting from grant of options
    below fair value                                              (578,330)            --       --              --          --
Amortization of deferred compensation                              563,552             --       --              --      563,552
Net loss                                                               --       (1,919,490)     --          (47,486) (1,966,976)
                                                              ---------------  ------------ --------- -------------- -----------
Balance, December 31, 1999                                        (850,419)    (42,896,083)     (71)        (47,486) 11,931,471
Conversion of convertible preferred shares into
    common shares (note 8)                                            --              --       --              --           --
Issuance of common shares  through  intial  public  offering, net of
    issuance costs of $1,373,116 (note 8)                             --              --       --              --    33,966,882
Issuance of common shares through private sale
    concurrent with initial public offering (note 6)                  --              --       --              --     4,999,993
Payout of fractional shares from share reclassification               --              --       --              --          (266)
Exercise of options and warrants                                      --              --       --              --        66,441
Deferred compensation resulting from grant of options
    below fair value                                            (5,329,267)           --       --              --           --
Amortization of deferred compensation                            1,116,446            --       --              --     1,116,446
Net loss                                                              --        (7,849,155)    --            83,909  (7,765,246)
                                                              ---------------  ------------ --------- -------------- -----------
Balance, December 31, 2000                                      (5,063,240)    (50,745,238)     (71)         36,423  44,315,721
                                                              ===============  ============ ========= ============== ===========

See accompanying notes to financial statements.

                                  GENVEC, INC.
                           Statements of of Cash Flows

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                ------------------------------------------------
                                                                                      1998             1999         2000
                                                                                ---------------- ---------------- --------------
Cash flows from operating activities:
    Net loss                                                                    $   (6,347,074)      (1,919,490)  (7,849,155)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation and amortization expense                                           407,602          746,895    1,589,111
       Stock option and warrant compensation expense (note 8)                          537,164          563,552    1,116,446
       Loss on disposal of assets                                                          --            30,297       41,956
    Changes in operating assets and liabilities:
       Receivables from related party                                                      --          (778,250)     567,824
       Accounts payable and accrued expenses                                           892,324          531,000     (859,934)
       Unearned revenue                                                             (1,000,000)       1,175,000   (2,675,000)
       Other assets and liabilities, net                                              (109,967)         144,549     (934,515)
                                                                                ---------------- ---------------- --------------
                   Net cash (used in) provided by operating activities              (5,619,951)         493,553   (9,003,267)
                                                                                ---------------- ---------------- --------------
Cash flows from investing activities:
    Purchases of property and equipment                                             (1,908,481)      (6,120,210)    (907,200)
    Purchases of investments available-for-sale                                            --        (9,143,094) (11,026,555)
    Purchases of investments held-to-maturity                                       (5,835,644)      (2,217,660)         --
    Purchases of investment bond trust                                                     --        (5,000,000)         --
    Proceeds from maturities of investments held-to-maturity                         2,555,987        2,500,000          --
    Proceeds from sale of investment securities available-for-sale                         --         6,644,305    6,125,735
    Proceeds from sale of investment bond trust                                            --         3,576,934    1,423,066
    Proceeds from sale of assets                                                           --               --        11,954
                                                                                ---------------- ---------------- --------------
                   Net cash used in investing activities                            (5,188,138)      (9,759,725)  (4,373,000)
                                                                                ---------------- ---------------- --------------
                                                                                ---------------- ---------------- --------------

Cash flows from financing activities:
    Proceeds from issuance of  common stock, net of issuance costs                      26,286           67,570   39,033,317
    Proceeds from issuance of preferred stock, net of issuance costs                 6,919,438        7,987,324          --
    Loans proceeds                                                                         --         7,484,404       93,263
    Payments under capital lease obligation                                           (175,241)         (45,933)     (24,097)
    Loan payments                                                                          --          (295,889)    (360,380)
    Bond financing payments                                                                --          (209,735)         --
    Bond sinking funds payments                                                            --               --      (212,500)
    Change in bank overdraft payable                                                   334,593         (334,593)         --
                                                                                ---------------- ---------------- --------------
                   Net cash provided by financing activities                         7,105,076       14,653,148   38,529,603
                                                                                ---------------- ---------------- --------------
                   (Decrease) increase in cash and cash equivalents                 (3,703,013)       5,386,976   25,153,336

Cash and cash equivalents, beginning of year                                         6,786,390        3,083,377    8,470,353
                                                                                ---------------- ---------------- --------------
                                                                                ---------------- ---------------- --------------
Cash and cash equivalents, end of year                                           $   3,083,377        8,470,353   33,623,689
                                                                                ================ ================ ==============
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                      $       10,767          250,329      495,138
                                                                                ================ ================ ==============
Supplemental disclosure of non-cash investing and financing activities:
    Property and equipment and other assets financed by lessor                  $          --         1,280,780          --
                                                                                ================ ================ ==============


See accompanying notes to financial statements.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

(1)      ORGANIZATION AND BUSINESS DESCRIPTION

         GenVec, Inc. (GenVec or the Company) develops gene-based products that cause the production of therapeutic proteins at the site of disease. The Company's current areas of focus are cardiovascular disease, oncology and ophthalmology. The Company's products in development are made up of genes and vehicles to deliver those genes into cells at the site of the disease, commonly called "vectors." The Company's product candidates are administered directly to the site of disease through devices, such as catheters and syringes.

         GenVec has the ability to build vectors that enable the Company to test the therapeutic benefit of genes in a broad range of animal models of human disease and to advance product candidates to clinical testing in generally less time than traditional drug discovery methods.

         GenVec uses its technology to convert advances in genomics into therapeutic product candidates. The Company intends to develop and commercialize these product candidates through corporate collaborations and internally.

         GenVec has developed a portfolio of product candidates. The Company's lead product candidate, BIOBYPASS(R) angiogen, which is being developed in collaboration with Warner-Lambert is intended to treat patients with coronary artery disease and peripheral vascular disease by inducing the formation of new blood vessels in tissues with inadequate blood flow. The Company is also developing TNFerade, which is intended to treat patients with various injectible solid tumors such as rectal cancer and head and neck cancer.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      REVENUE RECOGNITION

                  The Company currently generates substantially all of its revenue through a collaborative research and development agreement with a related party (note 6).

                  Research and development revenue from cost-reimbursement agreements are recognized as revenue as the related expenses are incurred and the Company has no future performance obligations. Contract, license and milestone payments are recognized as revenue when the Company's specific performance obligations have been satisfied in accordance with the terms of the respective agreements. Research and development, contract, license and milestone revenue recognized in the accompanying statements of operations is not subject to repayment. The Company's revenue recognition policy is consistent with the provisions of SAB 101 and the accompanying financial statements reflect the policy for all periods presented.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000


         (b)      RESEARCH AND DEVELOPMENT

                  Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements.

         (c)      TECHNOLOGICAL LICENSE AND INTELLECTUAL PROPERTY

                  Technological license and intellectual property costs consist of payments associated with license agreements and legal costs associated with the acquisition and development of intellectual property. Costs associated with the acquisition and development of intellectual property are expensed when incurred.

         (d)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of assets, generally three to five years for equipment and seven years for furniture and fixtures. Leased property meeting certain criteria is capitalized at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

         (e)      INCOME TAXES

                  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.

                  Under the asset and liability method of Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         (f)      CASH AND CASH EQUIVALENTS

                  Cash equivalents consist of highly liquid investments with original maturities of three months or less, and are recorded at amortized cost, which approximates fair value. Cash equivalents consist primarily of money market funds and commercial paper.

         (g)      SHORT-TERM INVESTMENTS

                  The Company's short-term investments consist primarily of bonds and commercial paper. Through April 1999, these investments were classified as a held-to-maturity portfolio as the Company had both the ability and intent to hold securities until maturity. The portfolio was

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

                  carried at amortized cost, which approximated fair value. During April 1999, the Company signed a management agreement allowing an institutional trustee limited power to buy and sell individual issues to take advantage of market changes. At that time all existing securities, totaling $5,555,832 on an amortized cost-basis with unrealized losses of $33,205, were transferred to an account under control of the trustee and are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of the related tax effect, reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

                  A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

         (h)      COSTS OF BORROWING

                  Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets.

         (i)      OTHER ASSETS

                  Other assets consist primarily of direct financing costs that are deferred and amortized over the life of the financing on a straight-line basis and prepayments on long-term insurance contracts that are amortized over the life of the agreement.

         (j)      ACCRUED TECHNOLOGICAL LICENSE AND INTELLECTUAL PROPERTY
                  EXPENSES

                  Accrued technological license and intellectual property expenses consists of expenses related to the acquisition and maintenance of the Company's intellectual property portfolios.

         (k)      NET LOSS PER SHARE

                  Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period.

                  Had the Company been in a net income position, diluted earnings per share would have been presented and would have included the shares used in the computation of basic net loss per share as well as additional potential common shares related to outstanding options and warrants. The diluted EPS computation is not included, as all potential common shares are antidilutive.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

                  The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These securities outstanding consisted of the following:

                                                1998              1999            2000
                                             ----------        ----------       ---------
Convertible preferred stock                  10,563,384        11,543,092              --
Outstanding options                           1,467,123         1,458,053       2,362,301
Warrants                                        387,543           384,660          53,823


         (l)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         (m)      INTEREST RATE SWAP

                  The Company has an interest rate swap agreement to manage interest rate exposure. The agreement is accounted for on an accrual basis. Amounts to be paid or received under this agreement are recognized over the life of the related debt and are included in interest expense.

         (n)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of the Company's financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, receivables from related party, bond investment trust, long-term investments, bond sinking fund, accounts payable, accrued technological license and intellectual property expenses, accrued expenses, accrued payroll and related expenses, notes payable and capital lease obligations.

         (o)      STOCK OPTION PLAN

                  The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations, and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees (including options granted to members of the Scientific Advisory Board) are accounted for at their fair value in accordance with the provisions of SFAS No. 123.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

         (p)      COMPREHENSIVE LOSS

                  Comprehensive loss consists of net loss and unrealized holding gains from available-for-sale securities and is presented in the statements of stockholders' equity. Components of comprehensive loss, as detailed on the statements of operations and comprehensive loss, are reported net of tax.

         (q)      RECLASSIFICATIONS

                  Certain amounts from the prior year have been reclassified to conform with current year presentation

         (r)      NEW ACCOUNTING PRONOUNCEMENTS (UNAUDITED)

                  Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, is currently effective January 1, 2001. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Gains and losses on derivatives designated as cash flow hedges will be recorded in other comprehensive income and will be reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of the hedges will be recognized in earnings.

                  Management believes adoption of this standard and related transaction adjustments will not have a material impact on the Company's financial position, results of operations or cash flows. In accordance with the transition provisions of SFAS 133, the Company recorded on January 1, 2001, a net-of-tax cumulative-effect-type adjustment of $167,000 in accumulated other comprehensive income.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

(3)      INVESTMENTS

         The amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale securities by major security type at December 31, 1999 and 2000, are as follows:

                                                                      1999
                                                   ------------------------------------------
                                                                      Gross
                                                                    unrealized
                                                                     holding
                                                    Amortized         gains           Fair
                                                      cost           (losses)        value
                                                   ----------      ------------   -----------
Available for sale:
         Government agency notes                   $1,501,703         (1,478)      1,500,225
         Corporate bonds                            6,444,327        (46,008)      6,398,319
                                                   ----------      ------------   -----------
                                                   $7,946,030        (47,486)      7,898,544
                                                   ==========      ============   ===========
Classified as cash equivalents:
         Commercial paper                          $7,996,917             --       7,996,917
                                                   ==========      ============   ===========


                                                                      2000
                                                   ------------------------------------------
                                                                      Gross
                                                                    unrealized
                                                                     holding
                                                    Amortized         gains           Fair
                                                      cost           (losses)        value
                                                   ----------      ------------   -----------
Available for sale:
         Certificate of Deposits                   $1,000,179              78      1,000,257
         Asset backed securities                    1,499,919           3,831      1,503,750
         Corporate bonds                           10,312,377          32,514     10,344,891
                                                   ----------      ------------   -----------
                                                  $12,812,475          36,423     12,848,898
                                                   ==========      ============   ===========
Classified as cash equivalents:
         Commercial paper                         $33,786,166              --     33,786,166
                                                   ----------      ------------   -----------

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2000:

                                                       Amortized            Fair
                                                          cost             value
                                                      ------------      -----------
Available for sale:
         Due within one year                            $6,167,969        6,166,583
         Due after one year through three years          6,644,506        6,682,315
                                                      ------------      -----------
                                                       $12,812,475       12,848,898
                                                      ============      ===========

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                      1999              2000
                                                   ----------        ----------
Equipment                                          $5,111,520         5,465,685
Leasehold improvements                                 93,887         6,398,592
Furniture and fixtures                                303,928           244,795
Construction-in-progress                            6,257,907                --
                                                   ----------        ----------
                                                   11,767,242        12,109,072
Less accumulated depreciation and amortization     (2,434,168)       (3,401,713)
                                                   ----------        ----------
Property and equipment, net                        $9,333,074         8,707,359
                                                   ==========        ==========

         In May 1999, the Company entered into a lease agreement for a new 42,900 square foot executive office and laboratory facility. In connection with this lease agreement, the Company incurred $7.3 million in expenditures for leasehold improvements, equipment and fixtures, which were financed by a $5.0 million Industrial Revenue Bond with the State of Maryland (the "Bond"), a $125,000 economic development loan from Montgomery County, Maryland, approximately $1.3 million in lease incentives provided by the landlord and an $858,000 term loan from the landlord.

         Although the building was substantially complete by December 31, 1999, the Company did not take possession of the building until January 2000. Therefore, the building-related costs were included in construction-in-progress on the balance sheet as of December 31, 1999. The ten year lease term commenced on November 1, 1999 (see note 7 for discussion of lease agreement). At December 31, 1999, the Company accrued approximately $1.1 million of unbilled construction costs which were included in accrued construction in progress and notes payable in the accompanying balance sheet. Applicable interest charges incurred during the buildout of the new facility are capitalized as one of the elements of cost and will be amortized over the estimated useful life. Interest capitalized during 1999 was approximately $48,000.

         Depreciation and amortization expense related to property and equipment were $386,276, $637,962 and $1,474,177 for the years ended December 31, 1998, 1999 and 2000, respectively.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

(5)      NOTES PAYABLE, BOND PAYABLE AND CAPITAL LEASE OBLIGATIONS

         Notes payable, bond payable and capital lease obligations consist of the following:

                                                       1999               2000
                                                    ----------         ---------
Industrial revenue bond                             $5,000,000         5,000,000
Notes payable:
         Term loan                                     858,000           812,682
         Equipment financing                         1,205,515           890,453
         Economic development loan                     125,000           125,000
Capital lease obligations                                   --            69,166
                                                    ----------         ---------
                                                     7,188,515         6,897,301

         Less current maturities                      (366,320)         (870,811)
                                                    ----------         ---------
                                                    $6,822,195         6,026,490
                                                    ----------         ---------


         (a)      INDUSTRIAL REVENUE BOND

                  In June 1999, in connection with the lease of the new building, the Company borrowed $5.0 million under an Industrial Revenue Bond with the State of Maryland to fund leasehold improvements and additional equipment needs of the Company. The Bond is secured by a first priority lien on all equipment and fixtures financed. The Bond is secured by a $2.5 million letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority and a $2.5 million guarantee from Warner-Lambert. The Company incurs an annual fee for the letter of credit equal to one percent of the outstanding balance which totaled $50,822 and $52,278 for the years ended December 31, 1999 and 2000. Warner-Lambert's guarantee will remain as long as the outstanding principal balance on the Bond is greater than $2.5 million. Warner-Lambert's guarantee will be reduced in value dollar for dollar as the principal balance decreases below $2.5 million.

                  The Bond bears interest at a variable rate and matures on June 1, 2009. The weighted-average interest rate during 2000 was
                  6.45 percent. The Bond is subject to mandatory sinking fund redemption beginning July 2001. The Company began making sinking fund payments in July 2000, the balance of the sinking fund at December 31, 2000 was $212,500.

                  In October 2000, the Company entered into an interest rate swap agreement to reduce its exposure to adverse fluctuations in interest rates related to the Company's outstanding bond payable. The Company does not utilize financial instruments for trading or other speculative purposes. The agreement entitles the Company, on a monthly basis, to receive a LIBOR-based floating rate of interest and pay a fixed rate of interest of 6.68 percent. The interest rate swap has a total notional amount of $5.0 million and extends through the life of the outstanding bond.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000


                  The differential to be paid or received under the swap agreement is accrued as the interest rates change and is recognized over the life of the agreement. As a result of the swap agreement, interest expense decreased by approximately $380 in 2000.

                  The $5.0 million Bond proceeds were held in a trust for the sole purpose of funding construction. The balance of the trust was $1,423,066 and $0 at December 31, 1999 and 2000.

         (b)      TERM LOAN

                  In connection with the lease of the new building (see note 7), the landlord contributed $858,000 towards the construction of leasehold improvements in the form of a term loan. This loan is payable in monthly installments of $11,864, including interest at a fixed rate of 10.5 percent, which commenced in April 2000, over the remaining term of the building lease.

         (c)      EQUIPMENT FINANCING

                  On January 27, 1999, the Company secured $1.5 million in financing for certain assets purchased by the Company at an interest rate of 10.8 percent. The note is payable in monthly installments of $35,845 commencing January 1999 through December 2002, followed by a balloon payment of $150,140 payable in January 2003. The loan is secured by the equipment financed by the note.

         (d)      ECONOMIC DEVELOPMENT LOAN

                  On September 29, 1999, the Company entered into an economic development fund agreement with Montgomery County, Maryland (the County) and received $125,000 for the purpose of relocation and expansion related expenses. The $125,000 received is considered a loan which accrues interest on the principal balance at 5 percent a year until December 31, 2001. Quarterly payments on the principal and interest commence January 15, 2002. The final payment on the loan is due January 15, 2007.

                  Loan payments may be deferred or forgiven by the County if the Company achieves certain incentive provisions outlined in the loan agreement related to the hiring of new employees within the Company. No guarantee can be made that the Company will achieve the targets that would result in a deferral or forgiveness of the loan.

                  Should the Company sell, close, or relocate a majority of its business interest outside the County within 5 years from the commencement date of the loan, the Company must repay the entire balance of the outstanding loan plus all accrued interest.

         (e)      CAPITAL LEASES

                  In 2000, the Company entered into two capital lease obligations at an interest rate of 10.5 percent. The capital lease obligations are payable in monthly installments of $3,390 payable through 2005.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

                  These capital lease obligations are collateralized by certain assets with a gross book value of $93,728 and related accumulated amortization of $14,924 at December 31, 2000.

                  Aggregate maturities and sinking fund obligations for the Bond, notes payable and capital leases are as follows:

                                     Bond and         Capital
                                   Notes Payable      Leases
                                   -------------    -----------
2001                                $  835,741         $40,676
2002                                   932,069          19,765
2003                                   728,721           9,307
2004                                   624,344           9,307
2005                                   669,768              --
Thereafter                           3,037,493              --
                                   -------------    -----------
                                     6,828,136          79,055
         Less interest payments             --           9,890
                                   -------------    -----------
                                    $6,828,136         $69,165
                                   =============    ===========

(6)      STRATEGIC ALLIANCES

         The Company has established collaborations with pharmaceutical and biotechnology companies to enhance its ability to discover, evaluate, develop and commercialize multiple product opportunities.

         (a)      WARNER-LAMBERT COMPANY

                  In July 1997, the Company entered into a collaboration with Warner-Lambert, a related party, to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of coronary artery disease and peripheral vascular disease. The agreement was amended effective January 1, 1999. Warner-Lambert has the primary responsibility for clinical development, regulatory approval, manufacturing and commercialization of products that the Company develops under this collaboration, including BIOBYPASS(R) angiogen.

                  Under the terms of the collaboration, the Company may receive more than $100.0 million in non-refundable research and development funding, milestone payments, equity purchases and license fees. As of December 31, 2000, the Company has received $43.0 million and has recognized an aggregate of $41.5 million in research and development funding, license fees and milestone payments. The Company has incurred research and development expenses in conjunction with this collaboration agreement of $7.7 million, $11.6 million and $11.2 million, in 1998, 1999 and 2000, respectively. Warner-Lambert has agreed to provide the Company a total of $30.3 million of research and development funding over the first four years of the

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000


                  collaboration, and the Company has the potential to receive an aggregate of $50.0 million in milestone payments related to the development of the first collaboration product for coronary artery disease and peripheral vascular disease. Warner-Lambert will make additional milestone payments to the Company upon the achievement of events related to the conduct of pivotal clinical studies and filings for and receiving regulatory approvals to market collaboration products and, for other collaboration products developed for these indications. In consideration for these payments, the Company granted Warner-Lambert an exclusive, royalty-bearing license to manufacture and sell collaboration products worldwide, excluding Asia, subject to the Company's right to co-promote in the United States and Canada for coronary artery disease applications (See note 7(b)). This license is also subject to the Company's exclusive right to manufacture and sell any collaboration products for uses other than coronary artery disease and peripheral vascular disease. Warner-Lambert's research and development funding obligations to the Company extend through July 2001. The collaboration expires on a product-by-product and country-by-country basis until there are no remaining royalty obligations.

                  As part of the collaboration, Warner-Lambert has agreed to purchase an aggregate of $20.0 million of the Company's capital stock upon the achievement of specific milestones. As of December 31, 2000, Warner-Lambert has purchased $15.0 million of the Company's capital stock including $2.0 million of the Company's capital stock in December 1997, consisting of 154,963 shares of the Company's Class E1 preferred stock at a price of approximately $12.91 per share, $3.0 million of the Company's capital stock in March 1999, consisting of 266,666 shares of Class E2 preferred stock at a price of $11.25 per share and 386,473 shares of Class E3 convertible preferred stock for $5.0 million at a price of $12.94 per share in July 1999. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common to each preferred share. In addition, Warner-Lambert purchased $5.0 million of the Company's capital stock in a private placement concurrent with the initial public offering, consisting of 421,052 shares at a price of $11.875 per share. Warner-Lambert is required to purchase, at the Company's election, up to $5.0 million of the Company's capital stock upon showing that a process has been established for the production of bulk product at a scale and site suitable for pivotal clinical studies as shown by the preparation of three consecutive lots of the first collaboration product. The purchase price for all these equity purchases is 125 percent of the fair market value of the securities. Warner-Lambert has also committed to guaranteeing a loan to the Company in a principal amount of $5.0 million. In 1999, the Company used $2.5 million of the loan guarantee to assist in the financing of leasehold improvements to the Company's new research and development/corporate headquarters facility.

         (b)      FUSO PHARMACEUTICALS INDUSTRIES, LTD.

                  In September 1997, the Company established a collaboration with Fuso to conduct research and to identify, evaluate and develop gene therapy products for the treatment of cancer. Under the terms of the contract, the Company will receive $750,000 annually for five years, subject to Fuso's right to terminate the collaboration upon 90 days prior written notice. The annual payments are non-refundable. As part of the collaboration, the Company granted Fuso an exclusive, royalty-bearing license to develop and commercialize products developed under the

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

                  collaboration for the treatment of cancer in Japan and at Fuso's option, Korea and Taiwan. Fuso will be responsible for the development and commercialization of any products in its territory. The Company will receive additional payments for the achievement by Fuso of specific product development and regulatory milestones, with the earliest of such payments not expected in the near term. The Company will also receive royalties on the sale of any such products commercialized by Fuso. The Company has retained all rights to develop and commercialize these products for the treatment of cancer in the rest of the world, and generally for all other uses worldwide, subject to certain restrictions, independently and with third parties. In connection with establishment of the collaboration, Fuso purchased $1.0 million of the Company's capital stock consisting of 75,329 shares of the Company's Class E convertible preferred stock for $13.28 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common shares to each preferred share. The Company recognized contract revenues from Fuso of $750,000 for each of the years ended December 31, 1998 and 1999 and $450,000 for the year ended December 31, 2000.

         (c)      SCIOS, INC.

                  In May 1996, the Company entered into an exclusive, worldwide license agreement with Scios for rights to all gene therapy applications of its proprietary form of the VEGF gene. Scios will share in certain profits the Company realizes from the research, development and commercialization of products incorporating the VEGF gene. The Company has agreed to provide a minimum royalty on revenues generated from the development of these products, which is creditable against the profits to be shared. In connection with the license agreement, Scios purchased 96,852 shares of the Company's Class D convertible preferred stock at a price of $10.33 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common shares to each preferred share. In addition, the Company granted Scios a warrant to purchase shares of the Company's common stock, which vests upon the earlier of the achievement of specified product development milestone events or certain dates. The warrants remain outstanding as of December 31, 2000.

         (d)      CANTAB PHARMACEUTICALS RESEARCH LIMITED

                  In November 1999, the Company and Cantab Pharmaceuticals Research Limited (Cantab) entered into a three-year non-exclusive license agreement and an option agreement for an exclusive license to develop and commercialize products utilizing the Company's herpes simplex virus patent portfolio. In consideration, Cantab paid the Company a non-refundable, non-creditable license fee totaling $300,000, which is being amortized over the three-year term of the license agreement, and may make additional payments totaling $300,000 over the remaining term of the option agreement, which will be recognized into revenue when earned.

                  As part of the agreement, should Cantab exercise the option and obtain an exclusive license, the Company will receive a license exercise fee, additional payments for the achievement by Cantab

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

                  of specific product development and regulatory milestones, and royalties on the sale of any products commercialized by Cantab. Payment of such license exercise fee, milestones and royalties may result in payments having to be made by the Company of between 5 percent and 7.5 percent of the license exercise fee and milestone payments and up to 25 percent of royalties to the University of Pittsburgh, from whom the Company has licensed the herpes simplex virus technology.

         (e)      ASAHI CHEMICAL INDUSTRY COMPANY LIMITED

                  In February 1998, the Company entered into a non-exclusive license agreement with Asahi Chemical Industry Co., Ltd. (Asahi) for rights to all gene therapy applications in the United States to its proprietary form of the TNF-alpha gene. In exchange for this license, the Company paid a $200,000 non-refundable fee to Asahi and has committed to additional payments upon the achievement of specified clinical milestones, as well as product royalties based on net sales of a licensed product.

(7)      COMMITMENTS

         (a)      LEASE AGREEMENTS

                  The Company has a ten-year noncancelable operating lease for its office and laboratory space. The agreement includes a provision for a 3 percent annual increase in base rent. The lease contains renewal options for up to fourteen years and requires the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlords' initial contribution of $1,290,000 is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease.

                  Rent expense under all operating leases was approximately $379,000, $571,000 and $616,000 for the years ended December 31, 1998, 1999 and 2000.

                  Future minimum lease payments under all non-cancelable operating leases are as follows:

2001                               $  658,841
2002                                  671,008
2003                                  690,882
2004                                  709,673
2005                                  725,153
Thereafter                          2,985,124
                                 -------------
                                   $6,440,681
                                 =============

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000


         (b)      RESEARCH AND DEVELOPMENT AGREEMENTS

                  The Company has agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received exclusive licenses to the resulting technology. Total grants paid by the Company were $2,487,000, $2,667,000 and $2,010,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company has commitments to pay up to approximately $1,588,000 and $356,000 related to these grants for the years ended 2001 and 2002, respectively.

                  Additionally, certain agreements disclosed in note 6 require the Company to pay royalties upon commercial sales, if any, of specified products. The royalties are generally based on a percentage of net sales or other product fees earned by the Company. Royalties will become due when sales are generated.

(8)      STOCKHOLDERS' EQUITY

         (a)      CAPITAL CHANGES

                  On November 29, 2000, the Company amended and restated its Certificate of Incorporation which effected the authorization of the following classes and amounts of stock each having a par value of $.001 per share:

                                                  Class
                                                 Shares
                                               ----------
Common stock                                   60,000,000
Undesignated preferred stock                    5,000,000
Convertible preferred stock:
         Class A                                  226,099
         Class B                                1,959,444
         Class C                                3,570,332
         Class D                                   96,852
         Class E                                   75,329
         Class E1                                 154,963
         Class E2                                 266,666
         Class E3                                 386,473
         Class F                                1,000,000

                  On December 11, 2000, GenVec issued 4,000,000 shares of common stock at $9.50 per share through its initial public offering. Net proceeds from the initial public offering, after deducting underwriting commissions and offering expenses, were approximately $34.0 million. At December 31, 2000, the Company had accrued offering costs of $567,794 recorded on its balance sheet, including $150,000 payable to underwriters. Concurrent with the initial public offering, Warner Lambert purchased 421,052 shares of common stock at a price of $11.875 per share for which the Company raised $5.0 million.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000


         (b)      STOCK SPLIT

                  On November 16, 2000, the Board of Directors of the Company authorized a reclassification of each share of common stock into 1.5 shares of common stock, which was approved by the stockholders on November 20, 2000. On December 8, 2000 the Company filed with the Secretary of State of Delaware an amendment to its Amended and Restated Certificate of Incorporation to effect this reclassification before the effectiveness of the Company's initial public offering. All common share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reclassification.

         (c)      CONVERTIBLE PREFERRED STOCK

                  The following table summarizes information regarding the number of shares issued, cash consideration received and liquidation value per share for each class of convertible preferred stock.

                                 Number             Cash          Liquidation
                               of shares        consideration      value per
Class                           issued            received           share
-----                          ---------        -------------     ------------
A                                226,099           $667,000          $2.95
B                              1,918,688         11,320,000           5.90
C                              3,570,332         21,065,000           5.90
D                                 96,852          1,000,000          10.33
E                                 75,329          1,000,000          13.28
E1                               154,963          2,000,000          12.91
E2                               266,666          3,000,000          11.25
E3                               386,473          5,000,000          12.94
F                              1,000,000          7,000,000           7.00

                  All convertible preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 shares of common stock to each share of preferred stock. A total of 7,695,402 preferred shares were converted into 11,543,092 common shares. Upon the conversion, all series of convertible preferred stock were cancelled and retired.

         (d)      RESTRICTED COMMON STOCK

                  In 1993 the Company issued to a former officer a total of 278,908 shares of restricted common stock at a purchase price equal to the fair market value on the date of grant in 1993, and recorded a note receivable as a reducing component of equity (reduction in additional paid-in capital). As of December 31, 2000, 202,636 shares are still restricted and the Company has a note receivable with the former officer for $79,704 plus accrued interest of $46,301 related to this restricted common stock. This note receivable is due July 12, 2001.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

         (e)      STOCK INCENTIVE PLAN

                  The Company adopted its 1993 Stock Incentive Plan (the Stock
                  Plan) in October 1993. The Stock Plan was amended and restated in October 2000. An aggregate of 4,650,000 shares of common stock has been reserved for issuance under the Stock Plan. The Stock Plan will continue in effect for a term of ten years, unless terminated by the Board of Directors at an earlier date.

                  Options granted to employees to purchase common stock under the Stock Plan are exercisable at the rate of 12.5 percent of the shares six months from the vesting commencement date and approximately 1/48th of the shares monthly thereafter, such that the option is fully exercisable four years from the vesting commencement date. Options granted to consultants vest over the terms of their contractual agreements which is generally one to four years. No optionee shall be granted, in any fiscal year of the Company, options to purchase more than 553,865 shares.

                  The maximum term for options granted under the Stock Plan is ten years, except that if, at the time of the grant, the optionee possesses more than ten percent of the combined voting power of the Company, the maximum term of the option is five years. For options granted to a ten percent stockholder, then the exercise price must be equal to at least 110 percent of the fair value of the stock on the date of grant. Options granted under the Stock Plan expire three months after the termination of an optionee's service to the Company.

                  The Company applies SFAS No. 123 for options granted to consultants. In adopting SFAS No. 123 for options granted to consultants, gross deferred compensation recorded during the years ended December 31, 1998, 1999 and 2000 totaled $12,908, $99,780 and $1,193,163 and related amortization amounted to $158,092, $125,071 and $527,313, respectively.

                  The Company applies APB 25 in accounting for its Stock Plan for options granted to employees. As a result, the Company recorded deferred compensation for the difference between the exercise price of stock options granted and the fair value of the Company's common stock at the date of issuance or grant. The deferred compensation will be amortized over the vesting period of the related options, which is generally four years. Gross deferred compensation recorded during the years ended December 31, 1998, 1999, and 2000 totaled $0, $478,550 and
                  $4,136,104, and related amortization amounted to $379,072, $438,481 and $589,133, respectively. This deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

                  Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below. The full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented below because compensation expense is reflected over the options' vesting period.

                                      1998             1999              2000
                                  ------------      -----------       -----------
Net loss
   As reported                    $(6,347,074)      (1,919,490)       (7,849,155)
   Pro forma                      $(6,459,920)      (2,108,246)       (8,166,392)
Basic net loss per common share
   As reported                         $(4.10)           (1.22)            (2.80)
   Pro forma                           $(4.17)           (1.34)            (2.91)

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in:

                                    1998         1999         2000
                                 ----------   ----------   ----------
Expected volatility                   0.10%        0.10%        0.10%
Dividend yield                          --           --           --
Risk free interest rate               4.94%        5.86%        6.07%
Expected life                    3-5 years    1-4 years    1-4 years

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000


                  A summary of the status of the Company's stock options as of December 31, 1998, 1999 and 2000, and changes during the year ending on those dates is presented below:

                                                          1998                1999             2000
                                                  -------------------- ------------------ -----------------
                                                             Weighted-          Weighted-         Weighted-
                                                              average           average           average
                                                   Shares    exercise   Shares  exercise  Shares  exercise
                                                   (000)'s     price   (000)'s   price   (000)'s   price
                                                 ---------- ---------- ------- ---------- ------ ----------
Outstanding at beginning of year                     1,671     $1.30    2,201    $1.67    2,922   $2.37
Granted                                                553      2.75      891     4.05      668    5.15
Cancelled                                               (1)     0.39     (126)    2.31      (98)   2.23
Exercised                                              (22)     0.39      (44)    1.55      (58)   1.11
                                                 ---------- ---------- ------- ---------- ------ ----------
Outstanding at end of year                           2,201      1.67    2,922     2.37    3,434    2.93
                                                 ---------- ---------- ------- ---------- ------ ----------
Options exercisable at
         end of year                                 1,199      1.08    1,765     1.63    2,214    2.16
Weighted-average fair value of
         options granted during
         the year                                              $0.51             $1.31            $9.23
                                                            ==========         ==========        ==========


                  The following table summarizes information about stock options outstanding at December 31, 2000:

                      Options outstanding                    Options exerciseable
                 ------------------------------            --------------------------
                                   Weighted-    Weighted-                  Weighted-
Range of                            average      average                    average
exercise                           remaining     exercise                  exercise
prices             Number      contractual life   price     Number           price
------------     ----------    ---------------- ---------  ---------      -----------
$0.39              775,775           4.2 years   $0.39      775,775          $0.39
$0.98               82,621           5.4          0.98       82,621           0.98
$2.36              256,391           5.9          2.36      250,167           2.36
$2.75              810,974           7.3          2.75      575,375           2.75
$3.67              225,786           8.2          3.67      206,501           3.67
$4.20              627,566           8.7          4.20      225,875           4.20
$4.67              539,922           9.6          4.67       72,576           4.67
$7.47              115,049           9.2          7.47       25,240           7.47
------------     ----------    ---------------- ---------  ---------      -----------
$0.39-$7.47      3,434,084           7.2 years   $2.93    2,214,130          $2.16
------------     ----------    ---------------- ---------  ---------      -----------

         (f)      DIRECTOR OPTION PLAN

                  The Company adopted the 2000 Director Option Plan, referred to as the "Director Plan," in October 2000. The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. The Company reserved a total of 200,000 shares of common stock for issuance under the Director Plan.

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

                  Each non-employee director who joins the board of directors after the effective date of the Director Plan will receive an option to purchase 10,000 shares of common stock on the date such non-employee director joins the board. In addition, each non-employee director who has served on the board for at least six months shall receive an option to purchase 6,000 shares of our common stock on the date of each annual stockholders' meeting. Also, on the date of his or her appointment or re-appointment to a committee, the Director Plan provides that each non-employee director will receive additional options to purchase 3,000 shares of common stock for each committee such director serves on. The options vest over a four-year period, with an exercise price equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under our Director Plan is ten years. Options granted under the Director Plan are generally non-transferable. Unless otherwise terminated by the Board of Directors, the Director Plan terminates automatically in October 2010.

                  In December 2000 an option to purchase 10,000 shares was granted to an incoming director.

         (g)      EMPLOYEE STOCK PURCHASE PLAN

                  In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the "Purchase Plan". The Company reserved a total of 350,000 shares of common stock for issuance under the Purchase Plan, plus annual increases on the first day of each fiscal year beginning 2001 equal to the lesser of 350,000 shares; 2 perent of our outstanding shares as of such date; or a lesser amount determined by the Board of Directors.

                  Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant's compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares.

                  The price of stock purchased under the purchase plan is 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or end of the offering period.

                  The Purchase Plan will terminate on October 18, 2010, unless sooner terminated by the Board of Directors. No shares were purchased under the Purchase Plan in 2000.

         (h)      WARRANTS

                  Warrants to purchase common stock are granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants vest according to a combination of time and events as prescribed in the agreements. The Company applies the provisions of APB 25 to warrants issued prior to 1996. During the year ended December 31, 1998, 375,000 common stock warrants were granted at an exercise price of $0.01 in connection with the private placement of Series F convertible preferred stock and 101,694 common stock warrants were granted at an exercise price of $11.80 to a university research foundation. The Class B preferred stock warrants were converted to common stock warrants in December 2000, upon the close of the

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000

                  Company's initial public offering. At December 31, 1998, 1999, and 2000, the Company had the following warrants outstanding.

                                                  1998                        1999                         2000
                                       -----------------------     -----------------------      -----------------------
                           Exercise
                            price      Outstanding      Vested     Outstanding     Vested       Outstanding     Vested
                           --------    -----------     -------     -----------     -------      -----------     -------
Class B preferred
         stock warrants      $5.90        40,756        23,807         40,756       40,756           --              --
                                       ===========     =======     ===========     =======      ===========     =======
Common stock
         warrants            $3.93            --            --             --           --        61,133         61,133
                              9.83       101,694        50,847        101,694       76,270       101,694        101,694
                              8.85       317,796       317,796        317,796      317,796       317,796        317,796
                              0.01       375,000       375,000        375,000      375,000            --             --
                             11.80       101,694        17,796        101,694       26,694       101,694         35,592
                                       -----------     -------     -----------     -------      -----------     -------
Total common
         stock warrants                  896,184       761,439        896,184      795,760       582,317        516,215
                                       ===========     =======     ===========     =======      ===========     =======

(9)      INCOME TAXES

         A reconciliation of tax credits computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

                                                           1998              1999               2000
                                                       ------------        ---------        -----------
Tax provision computed at the statutory rate           $(2,158,000)        (652,600)        (2,668,700)
State income taxes, net of federal income
         tax provision                                    (293,300)         (88,800)          (332,300)
Book expenses not deductible for tax
         purposes                                           12,500            9,700             23,000
Research and experimentation tax credit                   (342,800)        (403,800)          (459,000)
Nondeductible compensation expense                         128,900          120,400            200,400
Change in the beginning of the period
         valuation allowance for deferred tax
         assets allocated to tax expense                 2,535,400          911,000          3,236,600
Other, net                                                 117,300          104,100
                                                       ------------        ---------        -----------
                Income tax expense                     $        --               --                 --
                                                       ============        =========        ===========


                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000


         Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1998, 1999, and 2000, are as follows:

                                                               1998              1999               2000
                                                           ------------       -----------       ------------
Deferred tax assets:
         Net operating loss carryforwards                   $12,647,000        12,973,200        16,767,800
         Research and experimentation tax credit              1,029,000         1,432,400         1,891,300
         Cumulative effect of using cash basis
                  method of accounting for income tax
                  purposes                                      510,000           393,700           296,900
         Deferred revenue                                     1,351,700         1,805,500           733,300
         Property and equipment, principally due
                  to differences in depreciation                (16,000)         (251,600)         (311,300)
         Deferred compensation expense                          291,000           373,000           576,200
         Other                                                   29,600            27,100            21,768
                                                           ------------       -----------       ------------
                  Total deferred tax assets                  15,842,300        16,753,300        19,975,968
Valuation allowance                                         (15,842,300)      (16,753,300)      (19,975,968)
                                                           ------------       -----------       ------------
                  Net deferred tax assets                  $         --                --                --
                                                           ============       ===========       ============

         The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of comprehensive income.

         The valuation allowance for deferred tax assets increased approximately $2,535,400, $911,000 and $3,236,700 for the years ended December 31,
         1998, 1999, and 2000, respectively.

         At December 31, 2000, the Company has net operating loss carryforwards of approximately $43.4 million for federal income tax purposes of which $25.6 million expire at various dates through 2012, and $17.8 million expire at various dates through 2020. The Company also has research and experimentation tax credit carryforwards of $1,891,300 at December 31, 2000, of which $686,000 expire through 2012 and $1,205,300 expire through 2020. These carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes experienced by the Company.

(10)     DEFINED CONTRIBUTION PLAN -- 401(k)

         The Company has a defined contribution plan (the Plan) under Internal Revenue Code Section 401(k). All full-time employees who have completed three months of service and are over age 21 are eligible for participation in the Plan. Participants may elect to have up to 15 percent of compensation

                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000


         contributed to the Plan. Under the Plan, the Company's contributions are discretionary. During the years ended December 31, 1998 and 1999, the Company made no contributions. During the year ended December 31, 2000, the Company made contributions of approximately $75,000.

11)      QUARTERLY RESULTS (UNAUDITED)

         The Company's unaudited quarterly information is as follows:

                                       Total        Net Income       Basic Income    Diluted Income
                                      Revenue         (Loss)      (Loss) Per Share  (Loss) Per Share
                                    ----------     ------------   ----------------  ----------------
Quarter Ended:
         March 31, 2000             $3,346,408     $(2,336,059)        $(1.45)           $(1.45)
         June 30, 2000               5,190,680         220,394           0.11              0.01
         September 30, 2000          2,802,863      (2,541,615)         (1.27)            (1.27)
         December 31, 2000           2,545,063      (3,191,875)         (0.56)            (0.56)
Quarter Ended:
         March 31, 1999             $5,027,544       $(222,192)        $(0.14)           $(0.14)
         June 30, 1999               4,070,125        (273,313)         (0.18)            (0.18)
         September 30, 1999          3,686,880        (898,110)         (0.56)            (0.56)
         December 31, 1999           4,165,400        (525,875)         (0.33)            (0.33)


                                  GENVEC, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 2000



         Earnings (loss) per share was calculated for each three month and the twelve month period on a stand alone basis. As a result, the sum of the earnings (loss) per share for the four quarters does not equal the earnings (loss) per share for the twelve months.