Form 10-K/A
period 2000-12-31
GENVEC INC
filed 2001-04-27
CIK 934473

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                         Commission file number 0-24469

                                  GENVEC, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                                     23-2705690
--------------------------------------------                     -----------------------------------
          (State of Incorporation)                               (I.R.S. Employer Identification No.)

65 WEST WATKINS MILL ROAD, GAITHERSBURG, MARYLAND                                20878
--------------------------------------------------                               -----
     (Address of principal executive offices)                                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (240) 632-0740

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K / /

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the Nasdaq National Market on such date was $66,440,496. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at February 28, 2001 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of April 15, 2001, there were 17,956,392 shares of the registrant's common stock, par value $0.001 per share, outstanding.

================================================================================

                                EXPLANATORY NOTE:
                                ----------------

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2000 reflects the addition of the information required by Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto. We have made no further changes to the previously filed Form 10-K. Except as otherwise specifically noted, all information in this Form 10-K/A is as of December 31, 2000 and does not reflect any subsequent information or events.

                                TABLE OF CONTENTS


PART III          DESCRIPTION                                                                  PAGE NO.
--------          -----------                                                                  --------
Item 10.          Directors and Executive Officers of the Registrant........................      2
Item 11.          Executive Compensation....................................................      4
Item 12.          Security Ownership of Certain Beneficial Owners and Management............      8
Item 13.          Certain Relationships and Related Transactions............................     11

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding our Executive Officers is included in our original Form 10-K under the heading "Executive Officers of the Registrant."

         The following sets forth the names and ages, as of April 30, 2001, of the nominees for election to the Board of Directors at the 2001 annual meeting of stockholders, as well as the directors whose terms will continue, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

NAME                                     AGE      POSITION                                        DIRECTOR SINCE
----                                     ---      --------                                        --------------
Hal S. Broderson, M.D. (1) (2)            43      Director                                             1992
Harry T. Rein (3)                         56      Director                                             1995
Gregory F. Zaic, Ph.D. (1) (2)            53      Director                                             1992
Wendell Wierenga, Ph.D. (2)               53      Director                                             1998
Herbert J. Conrad (1) (3)                 68      Chairman of the Board of Directors                   1994
Wayne Hockmeyer, Ph.D.                    56      Director                                             2000
Paul H. Fischer, Ph.D. (3)                51      President, Chief Executive Officer and               1996
                                                  Director


(1)  Member of Compensation Committee

(2)  Member of Audit Committee

(3)  Member of Executive Committee

DIRECTORS TO BE NOMINATED AT 2001 ANNUAL MEETING

         HAL S. BRODERSON, M.D. has served as a director of the Company since our inception in 1992. From December 1992 to September 1993, he served as President. From 1988 to the present, he has been a general partner of Cashon Biomedical Associates, L.P., which is the managing general partner of the Hillman Medical Ventures Partnerships. Dr. Broderson is currently President of Rock Hill Ventures, Inc., a venture capital and management firm.

         HARRY T. REIN has served as a director of the Company since September 1995. He was a principal founder of Canaan Partners in 1987, a venture capital firm, and has served as Managing General Partner since its inception. He is also a director of Anadigics, Inc. and OraPharma, Inc.

DIRECTORS WHOSE TERMS EXPIRE IN 2002

         GREGORY F. ZAIC has served as a director of the Company since its inception in 1992. From May 1993 to September 1993, Mr. Zaic served as Chief Executive Officer and from May 1993 to September 1996, he was Chairman of the Board of Directors. Since 1987, he has been a general partner of Prince Ventures, L.P., a venture capital firm. Mr. Zaic is also a director of Aronex Pharmaceuticals, Inc. and Xylos Corporation.

         WENDELL WIERENGA, Ph.D. has served as a director of the Company since April 1998. Dr. Wierenga is currently President and CEO of Syrrx, Inc., a biotechnology company. From 1990 until September 2000, Dr. Wierenga was with the Parke-Davis Pharmaceutical Research division of the Warner-Lambert Company, a wholly owned subsidiary of Pfizer Inc., a pharmaceutical company, most recently as Senior Vice President of Worldwide Preclinical Research, Development and Technologies. Dr. Wierenga also currently serves as a director of Aurora Biosciences Corporation, Onyx Pharmaceuticals and Xenoport, Inc.

DIRECTORS WHOSE TERMS EXPIRE IN 2003

         HERBERT J. CONRAD has served as Chairman of the Board of Directors since September 1996, and as a director since August 1994. Mr. Conrad also served as Chief Executive Officer from September 1996 to December 1996. Mr. Conrad is also a director of Sicor Inc., Bio-Technology General Corp., UroCor, Inc. and Reliant Pharmaceuticals, Inc.

         WAYNE HOCKMEYER, Ph.D. has served as a director of GenVec since December 2000. Dr. Hockmeyer is currently Chairman of MedImmune, Inc., a biotechnology company he founded in April 1988. From 1988 until October 2000, Dr. Hockmeyer served as MedImmune's President and Chief Executive Officer. He was elected to serve on MedImmune's Board of Directors in May 1988 and became Chairman in May 1993. Dr. Hockmeyer also currently serves as a director of Digene Corporation, Aviron, Intermune Pharmaceuticals, Inc. and Advanced Pharma.

         PAUL H. FISCHER, Ph.D. has been President and Chief Executive Officer and a director since November 1996, and has served in various positions with the Company since March 1995, including Executive Vice President and Chief Operating Officer and Vice President of Research and Development.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed by such reporting persons.

         Based solely on the Company's review of copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 2000, the Company believes that all Section 16(a) filing requirements applicable to the Company's executive officers, directors, and greater than 10% beneficial owners were complied with, except that Dr. Hockmeyer's Initial Statement of Beneficial Ownership of Securities on Form 3 and change in Beneficial Ownership on Form 4 was not filed timely, Mr. Church's purchase of 1,000 Shares in the Company's initial public offering in December 2000 was not reported timely on Form 4, and Dr. Kovesdi's exercise of options in December 2000 and January 2001 were not reported timely on Form 4. The required forms have since been filed with the SEC.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation paid or accrued by the Company to the Chief Executive Officer and to the next four most highly compensated executive officers whose annual compensation exceeded $100,000 for 2000 for services rendered to the Company during the years ended December 31, 2000 and 1999.

SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------
                                                                                              LONG-TERM
                                                              ANNUAL COMPENSATION            COMPENSATION
                                                                                                AWARDS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              SECURITIES
                                                                                              UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR         SALARY         BONUS        OPTIONS/SARS      COMPENSATION
                                                                   ($)           ($)              (#)                (2)
-------------------------------------------------------------------------------------------------------------------------------
Paul H. Fischer, Ph.D.                              2000        $256,608       $50,800            -               $2,625
President, Chief Executive Officer and              1999        $237,600       $20,203         150,000               -
Director
-------------------------------------------------------------------------------------------------------------------------------
Jeffrey W. Church, Chief Financial Officer,         2000        $189,590       $33,366          37,500            $2,625
Treasurer and Corporate Secretary                   1999        $177,188        $5,326            -                  -
-------------------------------------------------------------------------------------------------------------------------------
Imre Kovesdi, Ph.D.                                 2000        $176,390       $29,460          15,000            $2,625
Vice President, Chief Science Officer               1999        $167,991       $19,856          19,500               -
-------------------------------------------------------------------------------------------------------------------------------
Henrik S. Rasmussen, M.D., Ph.D.                    2000        $198,075       $32,248          37,500            $2,625
Vice President, Clinical Operations                 1999           (1)           (1)           112,500               -
and Regulatory Affairs
-------------------------------------------------------------------------------------------------------------------------------
Thomas E. Smart                                     2000        $186,000       $29,460          46,873            $2,625
Senior Vice President of Corporate                  1999        $160,500       $18,262          48,750               -
Development
-------------------------------------------------------------------------------------------------------------------------------

(1) Dr. Rasmussen joined GenVec in April, 1999. His annual salary for 1999 was $190,000. Dr. Rasmussen received a $20,000 sign-on bonus.

(2) Represents the Company's contribution to GenVec's 401-K Defined Contribution Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth grants of stock options made during the year ended December 31, 2000, to each of the individuals listed in the Summary Compensation Table.

----------------------------------------------------------------------------------------------------------------------
                              NUMBER OF       % OF TOTAL                                      POTENTIAL REALIZABLE
                              SECURITIES        OPTIONS                                     VALUE AT ASSUMED ANNUAL
                              UNDERLYING      GRANTED TO       EXERCISE                       RATES OF STOCK PRICE
                               OPTIONS       EMPLOYEES IN     PRICE PER      EXPIRATION     APPRECIATION FOR OPTION
           NAME              GRANTED (1)         2000           SHARE           DATE                TERM (2)
----------------------------------------------------------------------------------------------------------------------
                                                                                                5%           10%
----------------------------------------------------------------------------------------------------------------------
Paul H. Fischer, Ph.D.            -                -              -              -              -             -
----------------------------------------------------------------------------------------------------------------------
Jeffrey W. Church               37,500           5.6%           $4.67        9/13/2010      $145,564       $335,518
----------------------------------------------------------------------------------------------------------------------
Imre Kovesdi, Ph.D.             15,000           2.2%           $4.67        9/13/2010       $58,225       $134,207
----------------------------------------------------------------------------------------------------------------------
Henrik Rasmussen, M.D.,         37,500           5.6%           $4.67        9/13/2010      $145,564       $335,518
Ph.D.
----------------------------------------------------------------------------------------------------------------------
Thomas E. Smart                 37,499           5.6%           $7.47        3/22/2010       $40,563       $230,512

                                 9,374           1.4%           $4.67         6/7/2010       $36,387        $83,871
----------------------------------------------------------------------------------------------------------------------

(1) All options vest 6/48th after six months from the date of grant and the remainder pro rata monthly over the ensuring 42 months. The Company's 1993 Stock Incentive Plan provides that in the event GenVec merges with or into another company, or GenVec sells substantially all of its assets, each option will fully vest and become exercisable.

(2) In accordance with the rules and regulations of the SEC, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that these rates of annual compound stock appreciation will be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

-------------------------------------------------------------------------------------------------------------------------
                                                  NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                      UNEXERCISED OPTIONS AT               IN-THE-MONEY OPTIONS
                      SHARES                              DECEMBER 31, 2000                AT DECEMBER 31, 2000
                     ACQUIRED                     -------------------------------      ------------------------------
                        ON            VALUE
NAME                 EXERCISE       REALIZED      EXERCISABLE      UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
Paul H. Fischer,
Ph.D.                    --             --          496,305            11,737          $3,771,793           $79,225
-------------------------------------------------------------------------------------------------------------------------
Jeffrey W. Church        --             --           61,249            81,251            $413,431          $476,444
-------------------------------------------------------------------------------------------------------------------------
Imre Kovesdi,
Ph.D.                  5,000         $45,550         86,175            28,407            $761,840          $143,507
-------------------------------------------------------------------------------------------------------------------------
Henrik S.
Rasmussen
M.D., Ph.D.              --             --           46,873           103,126            $248,427          $528,943
-------------------------------------------------------------------------------------------------------------------------
Thomas E. Smart          --             --          129,718            79,816            $960,910          $330,596
-------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

         Each non-employee director receives $2,000 per Board meeting attended, $650 per committee meeting attended and $3,000 per quarter as a retainer. Directors may be reimbursed for some expenses in connection with attendance at Board and committee meetings.

         Under the 2000 Director Plan, each new non-employee director receives nondiscretionary, automatic grants of options to purchase 10,000 shares of Common Stock upon the effective date such non-employee director joins the Board. Under the amendments to the plan to be voted on at the 2001 annual meeting of stockholders this number will increase to 20,000 shares. Each non-employee director who has served on the Board for at least six months receives a nondiscretionary, automatic grant of options to purchase 6,000 shares of Common Stock on the date of each annual meeting of stockholders, plus an option for an additional 3,000 Shares for each committee such director serves on. Each option granted under the Director Plan also becomes exercisable ratably over a four-year period.

         See "Compensation Committee Interlocks and Insider Participation" for a description of the Company's consulting agreement with our Chairman, Mr. Herbert J. Conrad.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         On March 9, 1995, the Company entered into a letter of employment with Paul H. Fischer, Ph.D., to serve as Vice President of Research and Development. On November 7, 1996, Dr. Fischer was named President and Chief Executive Officer. Under the terms of the letter, Dr.

Fischer receives an annual salary of at least $170,000. The terms of the letter also provide for the continued payment of Dr. Fischer's salary should he be terminated without cause. These salary payments will be paid for nine months from the effective date of such termination, but will cease if Dr. Fischer becomes permanently employed at the same or a greater salary during the nine-month period. Dr. Fischer entered into a letter agreement with us regarding proprietary information, inventions and non-competition.

         On August 24, 1998, the Company entered into a letter of employment with Jeffrey W. Church to serve as Chief Financial Officer. Under the terms of the letter, Mr. Church receives an annual salary of at least $175,000, with an anticipated annual performance bonus of up to 25% of his salary, subject to the achievement of particular milestones. The terms of the letter also provide for at-will employment and for the continued payment of Mr. Church's salary should he be terminated without cause. These salary payments will be paid for six months from the effective date of such termination, but will cease if Mr. Church becomes permanently employed at the same or a greater salary during the six-month period. Mr. Church entered into a letter agreement with us regarding proprietary information, inventions and non-competition.

         On June 6, 1993, the Company entered into a letter of employment with Dr. Imre Kovesdi to serve as Chief Scientific Officer. Under the terms of the letter, Dr. Kovesdi receives an annual salary of at least $100,000. The terms of the letter also provide for the continued payment of Dr. Kovesdi's salary should he be terminated without cause. These salary payments will be paid for twelve months from the effective date of such termination, but will cease if Dr. Kovesdi becomes permanently employed at the same time or a greater salary during the twelve-month period. On June 11, 1993, Dr. Kovesdi entered into a letter agreement with us regarding proprietary information, inventions and non-competition.

         On April 15, 1999, the Company entered into a letter of employment with Henrik Rasmussen, M.D., Ph.D., to serve as Vice President of Clinical Operations and Regulatory Affairs. Under the terms of the letter, Dr. Rasmussen receives an annual salary of at least $190,000 and is eligible for a bonus, in accordance with our current compensation plan, based on achievement of corporate and individual goals. The terms of the letter also provide for at-will employment and for the continued payment of Dr. Rasmussen's salary should he be terminated without cause. These salary payments will be paid for six months from the effective date of such termination, but will cease if Dr. Rasmussen becomes permanently employed at the same or a greater salary during the six-month period. Dr. Rasmussen entered into a letter agreement with us regarding proprietary information, inventions and non-competition.

         On March 9, 1995, the Company entered into a letter of employment with Thomas E. Smart to serve as Executive Director of Corporate Development. In January 2000, Mr. Smart was named Senior Vice President of Corporate Development. Under the terms of the letter, Mr. Smart receives an annual salary of at least $110,000 plus bonus. The terms of the letter also provide for the continued payment of Mr. Smart's salary should he be terminated without cause. These salary payments will be paid for six months from the effective date of such termination, but will cease if Mr. Smart becomes permanently employed at the same or a greater salary during the six-month period. Mr. Smart entered into a letter agreement with us regarding proprietary information, inventions and non-competition.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our compensation committee consists of Mr. Conrad, Mr. Zaic and Dr. Broderson. On March 1, 2000, the Company entered into a consulting agreement with Mr. Conrad, the chairman of the Board of Directors and of the compensation committee. Under the agreement, Mr. Conrad will consult with us for a minimum of five days per month for $1,500 per day.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of April 15, 2001, regarding the beneficial ownership of the Company's Common Stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each of the individuals listed in the "Summary Compensation Table" below, (iii) each of director of the Company, and (iv) all current directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after April 15, 2001 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person.

         Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 17,956,392 shares of Common Stock outstanding on April 15, 2001.

----------------------------------------------------------------------------------------------------------------------
                                                                                      NUMBER OF        PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                                            SHARES OWNED        CLASS OWNED
----------------------------------------------------------------------------------------------------------------------
Pfizer, Inc. (1)                                                                       1,925,538              10.7%
----------------------------------------------------------------------------------------------------------------------
Highland Capital Partners (2)                                                          1,875,000              10.4%
----------------------------------------------------------------------------------------------------------------------
Hillman Medical Ventures Partnerships (3)                                              1,652,539               9.2%
----------------------------------------------------------------------------------------------------------------------
Biotech Growth SA (4)                                                                  1,401,185               7.8%
----------------------------------------------------------------------------------------------------------------------
Genentech, Inc. (5)                                                                    1,101,863               6.1%
----------------------------------------------------------------------------------------------------------------------
Wellington Management Company, LLP (6)                                                   900,000               5.0%
----------------------------------------------------------------------------------------------------------------------
Herbert J. Conrad (7)                                                                     84,194                 *
----------------------------------------------------------------------------------------------------------------------
Hal S. Broderson, M.D. (7) (8)                                                         1,667,539               9.3%
----------------------------------------------------------------------------------------------------------------------
Wayne Hockmeyer, Ph.D. (7)                                                                     -                  -
----------------------------------------------------------------------------------------------------------------------
Harry T. Rein (7) (9)                                                                    472,626               2.6%
----------------------------------------------------------------------------------------------------------------------
Wendell Wierenga, Ph.D. (7)                                                               30,000                  *
----------------------------------------------------------------------------------------------------------------------
Gregory F. Zaic (7) (10)                                                                 846,268               4.7%
----------------------------------------------------------------------------------------------------------------------
Paul H. Fischer, Ph.D. (7)                                                               521,890               2.8%
----------------------------------------------------------------------------------------------------------------------
Jeffrey W. Church (7)                                                                     80,216                 *
----------------------------------------------------------------------------------------------------------------------
C. Richter King, Ph.D. (7)                                                                81,713                 *
----------------------------------------------------------------------------------------------------------------------
Imre Kovesdi, Ph.D. (7)                                                                  131,266                 *
----------------------------------------------------------------------------------------------------------------------
Henrik S. Rasmussen (7)                                                                   65,622                 *
----------------------------------------------------------------------------------------------------------------------
Thomas E. Smart (7)                                                                      207,669               1.1%
----------------------------------------------------------------------------------------------------------------------
Grant Yonehiro (7)                                                                       101,723                 *
----------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group (13 persons)                           4,290,727              22.4%
----------------------------------------------------------------------------------------------------------------------

* Represents ownership that does not exceed 1% of the outstanding shares of the Company's Common Stock.


---------------------------

(1) The Warner-Lambert Company, a wholly owned subsidiary of Pfizer, Inc, holds these shares of Common Stock. The address for Pfizer, Inc. is 2800 Plymouth Road, Ann Arbor, MI, 48105.

(2) The address for Highland Capital Partners is Two International Place, Boston, MA, 02110. The number of shares of Common Stock beneficially owned includes 1,800,000 shares of Common Stock held by Highland Capital Partners IV Limited Partnership ("Highland Capital") and 75,000 shares of Common Stock held by Highland Entrepreneurs' Fund IV Limited Partnership. This information is based on a Schedule 13G filed with the SEC on February 5, 2001, which showed Highland Capital as being the record owner of and having shared voting and shared dispositive power with respect to 1,800,000 shares of Common Stock and sole voting and sole dispositive power with respect to no shares of Common Stock, Highland Management Partners IV LLC ("Highland Management") having shared voting and shared dispositive power with respect to 1,800,000 shares of Common Stock and sole voting and sole dispositive power with respect to no shares of Common Stock as the sole general partner of Highland Capital, and Robert F. Higgins, Paul A. Maeder, Daniel J. Nova, Keith E. Benjamin and Wycliffe K. Grousbeck as each having shared voting and shared dispositive power with respect to 1,875,000 shares of Common Stock and sole voting and sole dispositive power with respect to no shares of Common Stock as managing members of Highland Management.

(3) The address for Hillman Medical Ventures Partnerships is c/o Rock Hill Ventures, Inc., One Tower Bridge, Suite 1350, 100 Front Street, West Conshohocken, PA 19428, Attention: Hal S. Broderson, M.D. This information is based on a Schedule 13G filed with the SEC on February 14, 2001, which showed C.G. Grefenstette as a trustee, Henry L. Hillman as a trustee, Elsie Hilliard Hillman as a trustee, Charles G. Hadley, Hal S. Broderson, Ronald J. Brenner, Henry L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette as trustees of the Henry L. Hillman Trust U/A dated November 18, 1985, The Hillman Company, Wilmington Investments, Inc., Wilmington Securities, Inc., Hillman/Dover Limited Partnership and Cashon Biomedical Associates L.P. each having shared voting and shared dispositive power with respect to 1,652,540 shares of Common Stock and sole voting and sole dispositive power with respect to no shares of Common Stock, Hillman Medical Ventures 1992 L.P. having sole voting and sole dispositive power with respect to 127,118 shares of Common Stock and shared voting and shared dispositive power with respect to no shares of Common Stock, and Hillman Medical Ventures 1993 L.P. and Hillman Medical Ventures 1994 L.P. each having sole voting and sole dispositive power with respect to 762,711 shares of Common Stock and shared voting and shared dispositive power with respect to no shares of Common Stock. 127,118 shares of Common Stock are owned of record and beneficially by Hillman Medical Ventures 1992 L.P., a Delaware limited partnership ("HMV 92"). Hillman/Dover Limited Partnership and Cashon Biomedical Associates L.P. are general partners of HMV 92. Wilmington Securities, Inc. is the sole general partner of Hillman/Dover Limited Partnership. Wilmington Securities, Inc. is a wholly owned subsidiary of Wilmington Investments, Inc. Wilmington Investments, Inc. is a wholly owned subsidiary of The Hillman Company, which is controlled by the HLH Trust. Charles G. Hadley, Hal S. Broderson and Ronald J. Brenner are general partners of Cashon Biomedical Associates L.P. 762,711 shares of Common Stock are owned of record and beneficially by Hillman Medical Ventures 1993 L.P., a Delaware limited partnership ("HMV 93"). Hillman/Dover Limited Partnership and Cashon Biomedical Associates L.P. are general partners of HMV 93. Wilmington Securities, Inc. is the sole general partner of Hillman/Dover Limited Partnership. Wilmington Securities, Inc. is a wholly owned subsidiary of Wilmington Investments, Inc. Wilmington Investments, Inc. is a wholly owned subsidiary of The Hillman Company, which is controlled by the HLH Trust. Charles G. Hadley, Hal S. Broderson and Ronald J. Brenner are general partners of Cashon Biomedical Associates L.P. 762,711 shares of Common Stock are owned of record and beneficially by

         Hillman Medical Ventures 1994 L.P., a Delaware limited partnership ("HMV 94"). Hillman/Dover Limited Partnership and Cashon Biomedical Associates L.P. are general partners of HMV 94. Wilmington Securities, Inc. is the sole general partner of Hillman/Dover Limited Partnership. Wilmington Securities, Inc. is a wholly owned subsidiary of Wilmington Investments, Inc. Wilmington Investments, Inc. is a wholly owned subsidiary of The Hillman Company, which is controlled by the HLH Trust. Charles G. Hadley, Hal S. Broderson and Ronald J. Brenner are general partners of Cashon Biomedical Associates L.P.

(4) The address for Biotech Growth SA is Calle 53, Urbanizacion Obarrio, Torre Swiss Bank, Piso 16, Panama City, Zona 1, Republic of Panama. This information is based on a Schedule 13G filed with the SEC on February 14, 2001, which reported that BB Biotech AG and Biotech Growth S.A. each held shared voting and shared dispositive power with respect to 1,401,185 shares of Common Stock and sole voting and sole dispositive power with respect to no shares of Common Stock. Biotech Growth SA is the record holder of the shares of Common Stock. BB Biotech AG is the parent company of Biotech Growth SA and therefore may be deemed to be the beneficial owner of the shares of Common Stock.

(5)      The address for Genentech, Inc. is One DNA Way, South San Francisco, CA
         94080.

(6) The address for Wellington Management Company LLP is 75 State Street, Boston, MA, 02109. This information is based on a Schedule 13G filed with the SEC on February 13, 2001, which reported sole voting power for no shares of Common Stock, shared voting power for 814,300 shares of Common Stock, sole dispositive power for no and shared dispositive power for 900,000 . Wellington Management Company LLP's ownership is based upon its being the parent holding company for Wellington Trust Company, NA. The reported here are held of record by clients of Wellington Management Company LLP. and are reported based on Wellington Management Company LLP's capacity as investment adviser.

(7) Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days in the following amounts: Herbert J. Conrad, 76,093 shares; Hal S. Broderson, 15,000 shares; Wayne Hockmeyer, no shares; Harry T. Rein, 15,000 shares; Wendell Wierenga, 30,000 shares; Gregory F. Zaic, 15,000 shares; Paul H. Fischer, 502,824 shares; Jeffrey W. Church, 79,216 shares; C. Richter King, 81,713 shares; Imre Kovesdi, 86,018 shares; Henrik S. Rasmussen, 65,622 shares; Thomas E. Smart, 144,111 shares; and Grant Yonehiro, 91,555 shares.

(8) The number of shares of Common Stock beneficially owned by Dr. Broderson includes 127,117 shares of Common Stock owned by Hillman Medical Ventures 1992 L.P., 762,711 shares of Common Stock owned by Hillman Medical Ventures 1993 L.P. and 762,711 shares of Common Stock owned by Hillman Medical Ventures 1994 L.P. The general partners of the Hillman Medical Ventures partnerships are Cashon Biomedical Associates L.P. and Hillman/Dover Limited Partnership. The general partners of Cashon are Hal S. Broderson, Ronald J. Brenner and Charles G. Hadley. The general partner of Hillman/Dover is a wholly owned subsidiary of The Hillman Company, a firm engaged in diversified investments and operations. The Hillman Company is controlled by Henry L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette, Trustees of the Henry L. Hillman Trust. The Cashon General Partners and the Trustees may be deemed to be the beneficial owners of the 1,652,539 owned by the Hillman Medical Ventures partnerships.

(9) The number of shares of Common Stock owned by Mr. Rein includes 24,483 shares of Common Stock held by Canaan Capital, L.P., 204,330 shares of Common Stock held by Canaan Capital Offshore L.P., C.V. and 228,813 shares of Common Stock held by Canaan S.B.I.C., L.P. Mr. Rein disclaims beneficial ownership of these shares of Common Stock.

(10) The number of shares of Common Stock owned by Mr. Zaic consists of 826,268 shares of Common Stock held by Prince Venture Partners III, L.P. Mr. Zaic disclaims beneficial ownership of these shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 1997, the Company entered into a Stock Purchase Agreement with the Warner-Lambert Company, which was acquired by Pfizer Inc. in June 2000 and is now a wholly-owned subsidiary of Pfizer, which allows the Company to require Warner-Lambert to purchase up to $20.0 million worth of capital stock in five separate transactions based on the occurrence of particular milestones. Between December 1997 and July 1999, Warner-Lambert had purchased shares of our E1, E2 and E3 Preferred Stock. All of the preferred stock issued to Warner-Lambert was converted into 1,821,228 shares of Common Stock upon the closing of the Company's initial public offering in December 2000. In addition, Warner-Lambert purchased 421,052 shares of Common Stock at a price of $11.875 per share concurrent with our initial public offering. Wendell Wierenga, one of our directors, was the Senior Vice President of Worldwide Preclinical Research, Development and Technologies for the Parke-Davis Pharmaceuticals Research Division of Warner-Lambert until September 2000.

         In July 1997, the Company also entered into a Research, Development and Collaboration Agreement with Warner-Lambert. Under this agreement, Warner-Lambert agreed to manufacture products that we develop jointly for worldwide commercial sale (excluding Asia). The agreement was amended in January of 1999. Under the amendment, the Company is responsible for collaborating on the development of a manufacturing process for the jointly developed products.

         On March 1, 2000, the Company entered into a consulting agreement with Mr. Herbert J. Conrad, the chairman of the Board of Directors. Under the agreement, Mr. Conrad will consult with us for a minimum of five days per month for $1,500 per day.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENVEC, INC.

Date:  April 27, 2001                   By:  /s/ PAUL H. FISCHER, Ph.D.
                                           -----------------------------
                                           Paul H. Fischer, Ph.D., President,
                                           Chief Executive Officer and Director