Form 10-Q
period 2001-03-31
GENVEC INC
filed 2001-05-14
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                         to

Commission file number:	0-24469

GenVec, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2705690
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

65 West Watkins Mill Road, Gaithersburg, Maryland	20878
(Address of principal executive offices)	(Zip Code)

240-632-0740

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act  of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 2001 the Registrant had outstanding 17,957,932 shares of common stock, $.001 par value.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000

Statements Of Operations for the Three Months ended March 31, 2001 and 2000 (unaudited)

Statements Of Cash Flows for the Three Months ended March 31, 2001 and 2000 (unaudited)

Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management's estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates" or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results, could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of our product candidates (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).  Additional important factors that could cause actual results to differ materially from our current expectations are identified in other filings with the Securities and Exchange Commission.  We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
BALANCE SHEETS

	March 31,	December 31,
	2001	2000
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,994,348	$33,623,689
Short-term investments	15,053,189	6,166,583
Prepaid expenses	641,426	725,276
Receivables from related party	163,901	210,426
Other current assets	560,190	370,707
Bond sinking fund	324,917	212,500
Total current assets	24,737,971	41,309,181
Property and equipment, net	8,596,158	8,707,359
Long-term investments	19,030,344	6,682,315
Other assets	380,444	479,949
Total assets	$52,744,917	$57,178,804
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$731,777	$487,682
Accrued expenses	414,829	657,883
Accrued technological license and intellectual property expenses	113,046	348,007
Accrued payroll, bonus and related expenses	390,497	639,632
Accrued offering costs	165,000	567,794
Unearned revenue	1,150,000	1,900,000
Current portion of bond payable	425,000	425,000
Current portion of notes payable and capital lease obligation	457,900	445,811
Total current liabilities	3,848,049	5,471,809

Notes payable and capital lease obligations, less current portion	1,332,381	1,451,490
Bond payable	4,575,000	4,575,000
Deferred credit	1,228,537	1,242,653
Unearned revenue	75,000	100,000
Other liabilities	298,237	22,131
Total liabilities	11,357,204	12,863,083
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized, 18,025,436 and 17,995,444 shares issued at March 31, 2001 and December 31, 2000; 17,954,486 and 17,924,494 shares outstanding at March 31, 2001 and December 31, 2000	18,025	17,995
Additional paid-in capital	99,908,663	100,069,852
Accumulated deficit	(54,021,050)	(50,745,238)
Deferred compensation	(4,531,564)	(5,063,240)
Accumulated other comprehensive income	13,710	36,423
Treasury stock, 70,950 common shares	(71)	(71)
Total stockholders' equity	41,387,713	44,315,721
Total liabilities and stockholders' equity	$52,744,917	$57,178,804

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2001	2000

Revenues
Ongoing research and development support	$1,262,588	$2,602,658
Contract, license and milestone payments	775,000	743,750
	2,037,588	3,346,408
Operating expenses
Research and development	3,856,845	4,103,804
General and administrative	1,981,872	1,731,959
Total operating expenses	5,838,717	5,835,763
Loss from operations	(3,801,129)	(2,489,355)

Other income (expense)
Interest income	671,892	290,197
Interest expense	(146,575)	(136,901)
Total other income	525,317	153,296
Net loss	$(3,275,812)	$(2,336,059)
Other comprehensive loss, net of tax
Unrealized holding gain (loss) on securities available for sale during the period	251,830	(3,537)
Transition adjustment upon adoption of SFAS No. 133	(166,911)	—
Change in fair value of derivatives used for cash flow hedge	(107,632)	—
Other comprehensive loss	$(22,713)	$(3,537)
Comprehensive loss	$(3,298,525)	$(2,339,596)
Basic and diluted net loss per share	$(0.18)	$(1.45)
Shares used in computing basic and diluted net loss per share	17,946,449	1,607,557

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2001	2000

Cash flow from operating activities:
Net loss	$(3,275,812)	$(2,336,059)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	423,238	386,517
Non-cash compensation charges	365,421	106,138
Loss (gain) on disposal of assets	(5,490)	19,814
Sinking fund interest earned	(6,167)	—
Changes in operating assets and liabilities:
Receivables from related party	46,525	349,880
Accounts payable and accrued expenses	(885,847)	(1,001,943)
Unearned revenue	(775,000)	(743,750)
Other assets and liabilities, net	(36,736)	(25,775)
Net cash used in operating activities	(4,149,868)	(3,245,178)
Cash flows from investing activities:
Purchases of property and equipment	(271,062)	(456,482)
Purchases of investment securities	(24,948,033)	(2,401,526)
Proceeds from sale of investment securities	3,947,798	1,210,067
Proceeds from sale of investment bond trust	—	1,420,908
Proceeds from sale of assets	—	11,954
Net cash used in investing activities	(21,271,297)	(215,079)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	5,095	6,422
Loan proceeds	—	36,400
Payments under capital lease obligation	(8,427)	(1,707)
Loan payments	(98,594)	(79,970)
Bond sinking fund payments	(106,250)	—
Net cash used in financing activities	(208,176)	(38,855)

Decrease in cash and cash equivalents	(25,629,341)	(3,499,112)
Cash and cash equivalents at beginning of period	33,623,689	8,470,353
Cash and cash equivalents at end of period	$7,994,348	$4,971,241
Supplemental disclosures of non-cash activities:
Cash paid for interest	$127,240	$115,397

See accompanying notes to financial statements.

GENVEC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000. Certain reclassifications have been made to the prior period to conform to current presentation.

It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results for interim periods are not necessarily indicative of results for the entire year.

 (2)     Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at March 31, 2001 and December 31, 2000, are as follows:

	March 31, 2001
	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:
Certificate of deposits	$1,000,000	$257	$1,000,257
Asset backed securities	4,285,291	28,165	4,313,456
Government obligations	8,240,141	75,199	8,315,340
Corporate bonds	20,269,848	184,632	20,454,480
	$33,795,280	$288,253	$34,083,533
Classified as cash equivalents:
Commercial paper	$8,276,058	$ -	$8,276,058

	December 31, 2000
	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:
Certificate of deposits	$1,000,179	$78	$1,000,257
Asset backed securities	1,499,919	3,831	1,503,750
Corporate bonds	10,312,377	32,514	10,344,891
	$12,812,475	$36,423	$12,848,898
Classified as cash equivalents:
Commercial paper	$33,786,166	$ -	$33,786,166

Maturities of securities classified as available-for-sale were as follows at March 31, 2001:

	Amortized Cost	Fair Value
Available for sale:
Due within one year	$15,024,902	$15,053,189
Due after one year through five years	18,770,378	19,030,344
	$33,795,280	$34,083,533

(3)      Derivative Instruments

The Company’s policy is to use derivative financial instruments only to manage exposure to market risks.  The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.  The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, became effective January 1, 2001.  The standard requires that all derivative instruments be recorded on the balance sheet at fair value.  Gains and losses on derivatives designated as cash flow hedges will be recorded in other comprehensive income and will be reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of the hedges will be recognized in earnings.  Effective January 1, 2001, the Company adopted SFAS 133, as amended.

In October 2000, the Company entered into an interest rate swap agreement to reduce its exposure to adverse fluctuations in interest rates related to the Company’s outstanding bond payable.  The agreement entitles the Company, on a monthly basis, to receive a LIBOR-based floating rate of interest and pay a fixed rate of interest of 6.68 percent.  The interest rate swap has a total notional amount of $5.0 million and extends through the life of the outstanding bond.  The differential to be paid or received under the swap agreement is accrued as the interest rates change and is recognized over the life of the agreement.

The Company’s interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with the interest payments of the Company’s variable rate debt obligation.  Accordingly, the interest rate swap agreement is reflected at fair value in the Company’s balance sheet as of March 31, 2001, and the related losses on this contract is deferred in shareholders’ equity as a component of comprehensive income.  These deferred losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings.  The net effect of this accounting on the Company’s operating results is that interest expense on the portion of the variable rate debt being hedged is generally recorded based on fixed interest rates.  As a result of the swap agreement, interest expense increased by $10,809 in the three months ended March 31, 2001.  Management has determined that the ineffectiveness of our hedge, resulting from differences in the methods of interest rate calculations specified in the bond and swap agreements, was not material in the three months ended March 31, 2001.

The cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, reduced comprehensive income by $166,911.

The components of accumulated other comprehensive income (loss) were as follows:

	March 31,	December 31,
	2001	2000
Cumulative cash flow hedge adjustment	$(274,543)	$—
Unrealized gain on investments available-for-sale	288,253	36,423
Accumulated other comprehensive income	$13,710	$36,423

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

OVERVIEW

GenVec is focused on the development and commercialization of novel gene-based therapies that produce medically beneficial proteins at the site of disease.  The Company combines its patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as BIOBYPASS® angiogen and GENSTENT™ biologic, that address medical needs in the areas of cardiovascular disease, TNFerade™ for oncology and the PEDF program for ophthalmology.

To date, none of our proprietary or collaborative programs have resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators.  We have funded our operations primarily through public and private placements of equity securities and payments under collaborative programs with other companies.

GenVec’s net loss was $3.3 million or ($0.18) per share on revenues of $2.0 million for the quarter ended March 31, 2001, the first quarter of fiscal 2001.  This compares to a net loss of $2.3 million or ($1.45) per share on revenues of $3.3 million in the same period in the prior year.  This represents a 39 percent decrease in revenues and a 40 percent increase in net loss from the same period of the prior year.

REVENUES

Revenues for the three months ended March 31, 2001 were $2.0 million, a decrease of $1.3 million or 39 percent, compared to revenues of $3.3 million in the comparable quarter of 2000. This decrease in revenues was due primarily to scheduled reductions in research support under the Company’s collaboration agreement with Pfizer, Inc. relating to the research, development and commercialization of BIOBYPASS® angiogen, which is now in Phase II trials for the treatment of coronary artery disease and peripheral vascular disease.  As of March 31, 2001 our balance sheet reflects unearned revenue of $1.2 million.

EXPENSES

Operating expenses were $5.8 million for the three months ended March 31, 2001, the same as the comparable quarter last year.  Research and development expenses for the three months ended March 31, 2001 decreased 6 percent to $3.9 million, from $4.1 million for the three months ended March 31, 2000.  This decrease was primarily related to the anticipated decreases in research activity under the Pfizer collaboration, partially offset by increases in the Company’s independent product development and research programs.

General and administrative expenses increased 14 percent to $2.0 million for the three months ended March 31, 2001 compared to $1.7 million for the three months ended March 31, 2000.  This increase was primarily attributed to higher levels of expenditures related to our new product development initiatives, including building and maintaining our intellectual property portfolio, higher non-cash compensation charges resulting from the amortization of the deferred compensation expense from stock options granted, new NASDAQ and SEC filing fees and increased D&O insurance premiums incurred as a result of being a publicly traded entity.

Other income, net of expenses, increased 243 percent to $525,000 for the three months ended March 31, 2001 from $153,000 for the comparable quarter last year.  This increase was due to increases in interest income as a result of investment of the proceeds from our initial public offering in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated $20.9 million compared to $35.8 million at December 31, 2000. This decrease resulted primarily from the investment of net proceeds from our initial public offering in December 2000 into investment grade government agency notes, corporate bonds and certificates of deposit having maturities of less than five years.  Also, contributing to this decrease was the use of cash for normal operating activities including purchases of property and equipment ($271,000) and repayment of debt obligations ($213,000).

We expect to incur additional losses over the next several years as we increase expenditures for research and development, including clinical trials, product development and preclinical studies, and administrative activities.  Our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory and marketing expenses and funding from collaborations.

The funded research phase of our collaboration with Pfizer for BIOBYPASS® angiogen will conclude at the end of the current funding period in July 2001.  Without the consummation of additional collaboration agreements, revenues from ongoing research and development support will decrease substantially. Under the collaboration agreement, Pfizer is responsible for the clinical development, regulatory approval, manufacturing and commercialization of BIOBYPASS® angiogen throughout the world, excluding Asia.  To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products.  The ability and time required to reach profitability is uncertain.

As of March 31, 2001, we held $42.1 million in cash and investments.  We believe that our cash reserves and anticipated cash flow from our current corporate collaborations will be sufficient to support our operations through 2002.  We expect that significant additional financing will be required in the future, which we may seek to raise through public or private equity offerings, debt financing, additional strategic alliances and licensing arrangements or some combination of these financing alternatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk.

Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.  We maintain a portfolio of various issuers, types and maturities.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity.

For additional disclosure of market risks refer to note 2(g) to the financial statements contained in our annual report on Form 10-K for the year ended December 31, 2000.

We have addressed our exposure to market risk of changes in interest rates through the use of derivative financial instruments. We maintain an interest rate swap agreement to mitigate the risk of changes in interest rates on our variable debt. See note (3) to the interim financial statements for additional information regarding our adoption of SFAS 133.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-47408) relating to our common stock, $.001 par value per share, effective on December 11, 2000.

Since completion of the public offering in December 2000, the net offering proceeds have been invested in cash equivalents and short and long-term investments.  The cash equivalents consist of commercial paper having maturities of less than one year.  Our investment portfolio consists of investment grade government agency notes, corporate bonds and certificates of deposit having maturities of less than five years.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

ITEM 5.    OTHER INFORMATION

             Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)    EXHIBITS

                           Not applicable.

             (b)    REPORTS ON FORM 8-K

                           Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 14, 2001	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
Director, President and
Chief Executive Officer

Date: May 14, 2001	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and
Secretary
(Principal Financial and Accounting Officer)