Form 10-Q
period 2001-06-30
GENVEC INC
filed 2001-08-13
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number:	0-24469

GenVec, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2705690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

65 West Watkins Mill Road, Gaithersburg, Maryland	20878

(Address of principal executive offices)	(Zip Code)

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

At July 31, 2001 the Registrant had outstanding 18,073,193 shares of common stock, $.001 par value.

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management's estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates" or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results, could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of our product candidates (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).  Additional important factors that could cause actual results to differ materially from our current expectations are identified in other filings with the Securities and Exchange Commission.  We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,190,409	$33,623,689
Short-term investments	10,023,525	6,166,583
Prepaid expenses	576,397	725,276
Receivables from related party	97,000	210,426
Other current assets	509,228	370,707
Bond sinking fund	435,316	212,500

Total current assets	18,831,875	41,309,181

Property and equipment, net	8,615,585	8,707,359
Long-term investments	20,745,561	6,682,315
Other assets	283,405	479,949

Total assets	$48,476,426	$57,178,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$643,167	$487,682
Accrued expenses	389,319	657,883
Accrued technological license and intellectual property expenses	134,160	348,007
Accrued payroll, bonus and related expenses	588,522	639,632
Accrued offering costs	—	567,794
Unearned revenue	400,000	1,900,000
Current portion of bond payable	425,000	425,000
Current portion of notes payable and capital lease obligation	465,065	445,811

Total current liabilities	3,045,233	5,471,809

Notes payable and capital lease obligations, less current portion	1,215,293	1,451,490
Bond payable	4,575,000	4,575,000
Deferred credit	1,214,422	1,242,653
Unearned revenue	50,000	100,000
Other liabilities	230,485	22,131

Total liabilities	10,330,433	12,863,083

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized, 18,043,709 and 17,995,444 shares issued at June 30, 2001 and December 31, 2000; 17,972,759 and 17,924,494 shares outstanding at June 30, 2001 and December 31, 2000	18,044	17,995
Additional paid-in capital	99,921,186	100,069,852
Accumulated deficit	(57,777,994)	(50,745,238)
Deferred compensation	(4,090,905)	(5,063,240)
Accumulated other comprehensive income	75,733	36,423
Treasury stock, 70,950 common shares	(71)	(71)

Total stockholders' equity	38,145,993	44,315,721

Total liabilities and stockholders' equity	$48,476,426	$57,178,804

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000

Revenues
Ongoing research and development support	$1,187,500	$2,446,930	$2,450,088	$5,049,588
Contract, license and milestone payments	850,000	2,743,750	1,625,000	3,487,500

	2,037,500	5,190,680	4,075,088	8,537,088

Operating expenses
Research and development	4,001,663	3,456,780	7,858,508	7,560,584
General and administrative	2,200,170	1,601,545	4,182,042	3,333,504

Total operating expenses	6,201,833	5,058,325	12,040,550	10,894,088

(Loss) income from operations	(4,164,333)	132,355	(7,965,462)	(2,357,000)

Other income (expense)
Interest income	552,994	251,293	1,224,886	541,490
Interest expense	(145,605)	(163,254)	(292,180)	(300,155)

Total other income	407,389	88,039	932,706	241,335

Net (loss) income	$(3,756,944)	$220,394	$(7,032,756)	$(2,115,665)

Other comprehensive (loss) income, net of tax
Unrealized holding gain (loss) on securities available for sale during the period	(7,291)	22,600	244,539	19,063
Transition adjustment upon adoption of SFAS No. 133	--	—	(166,911)	--
Change in fair value of derivatives used for cash flow hedge	69,314	--	(38,318)	--

Other comprehensive income	62,023	22,600	39,310	19,063

Comprehensive (loss) income	$(3,694,921)	$242,994	$(6,993,446)	$(2,096,602)

Basic net (loss) income per share	$(0.21)	$0.11	$(0.39)	$(1.19)

Shares used in computing basic net (loss) income per share	17,959,272	1,949,039	17,952,898	1,778,318

Diluted (loss) income per share	$(0.21)	$0.01	$(0.39)	$(1.19)

Shares used in computing diluted (loss) income per share	17,959,272	15,889,272	17,952,898	1,778,318

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2001	2000

Cash flow from operating activities:
Net (loss) income	$(7,032,756)	$(2,115,665)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	871,581	781,319
Non-cash compensation charges	728,340	364,645
Loss (gain) on disposal of assets	(5,482)	18,605
Sinking fund interest earned	(10,316)	--
Changes in operating assets and liabilities:
Receivables from related party	113,426	90,452
Accounts payable and accrued expenses	(945,830)	(1,651,491)
Unearned revenue	(1,550,000)	262,500
Other assets and liabilities, net	145,687	(175,454)

Net cash (used in) provided by operating activities	(7,685,350)	(2,425,089)

Cash flows from investing activities:
Purchases of property and equipment	(692,854)	(690,962)
Purchases of investment securities	(27,963,178)	(2,401,526)
Proceeds from sale of investment securities	10,242,167	2,320,588
Proceeds from sale of investment bond trust	--	1,423,066
Proceeds from sale of assets	--	11,945

Net cash provided by (used in) investing activities	(18,413,865)	663,111

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	15,672	9,512
Proceeds of shareholder notes	79,704	--
Loan proceeds	--	93,263
Payments under capital lease obligation	(17,076)	(7,890)
Loan payments	(199,865)	(170,946)
Bond sinking fund payments	(212,500)	--

Net cash used in financing activities	(334,065)	(76,061)

(Decrease) increase in cash and cash equivalents	(26,433,280)	(1,838,039)
Cash and cash equivalents at beginning of period	33,623,689	8,470,353

Cash and cash equivalents at end of period	$7,190,409	$6,632,314

Supplemental disclosures of non-cash activities:
Cash paid for interest	$225,195	$227,011

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly GenVec’s (the “Company”) financial position as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three-month  and six-month periods ended June 30, 2001 and 2000. Certain reclassifications have been made to the prior period to conform to current presentation.  It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results for interim periods are not necessarily indicative of results for the entire year.

 (2)     Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at June 30, 2001 and December 31, 2000, are as follows:

	June 30, 2001

		Gross unrealized
	Amortized Cost	holding gains	Fair Value

Available-for-sale:

Asset backed securities	$3,555,920	$33,559	$3,589,479
Government obligations	8,225,481	38,909	8,264,390
Corporate bonds	18,706,723	208,494	18,915,217

	$30,488,124	$280,962	$30,769,086

Classified as cash equivalents:
Commercial paper	$8,126,176	$-	$8,126,176

	December 31, 2000

		Gross unrealized
	Amortized Cost	holding gains	Fair Value

Available-for-sale:
Certificate of deposits	$1,000,179	$78	$1,000,257
Asset backed securities	1,499,919	3,831	1,503,750
Corporate bonds	10,312,377	32,514	10,344,891

	$12,812,475	$36,423	$12,848,898

Classified as cash equivalents:
Commercial paper	$33,786,166	$-	$33,786,166

Maturities of securities classified as available-for-sale were as follows at June 30, 2001:

	Amortized Cost	Fair Value
Available for sale:
Due within one year	$9,985,199	$10,023,525
Due after one year through five years	20,502,925	20,745,561

	$30,488,124	$30,769,086

(3)        Derivative Instruments

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

The Company’s interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with the interest payments of the Company’s variable rate debt obligation.  Accordingly, the interest rate swap agreement is reflected at fair value in the Company’s balance sheet as of June 30, 2001, and the related losses on this contract is deferred in shareholders’ equity as a component of comprehensive income.  These deferred losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings.  The net effect of this accounting on the Company’s operating results is that interest expense on the variable rate debt is generally recorded based on fixed interest rates.  As a result of the swap agreement, interest expense increased by $27,401 and $38,210 in the three and six months ended June 30, 2001.  Management has determined that the ineffectiveness of our hedge, resulting from differences in the methods of interest rate calculations specified in the bond and swap agreements, was not material in the three and six months ended June 30, 2001

The components of accumulated other comprehensive income (loss) were as follows:

	June 30, 2001	December 31, 2000

Cumulative cash flow hedge adjustment	$(205,229)	$-
Unrealized gain on investments available-for-sale	280,962	36,423

Accumulated other comprehensive income	$75,733	$36,423

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

GenVec’s net loss was $3.8 million or ($0.21) per share on revenues of $2.0 million for the quarter ended June 30, 2001.  This compares to net income of $220,000 or $0.11 per share on revenues of $5.1 million in the same period in the prior year.  GenVec’s net loss was $7.0 million or ($0.39) per share on revenues of $4.1 million for the six months ended June 30, 2001.  This compares to a loss of $2.1 million or ($1.19) in the same period of the prior year.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

Revenues for the three months ended June 30, 2001 were $2.0 million, a decrease of $3.2 million or 61 percent, compared to revenues of $5.2 million in the comparable quarter of 2000. This decrease in revenues was due primarily to the inclusion of a $2.0 million development milestone payment in the second quarter of 2000 and scheduled reductions in research and development support under the Company’s collaboration agreement with Pfizer, Inc. relating to the research, development and commercialization of BIOBYPASS® angiogen, which is now in Phase II trials for the treatment of coronary artery disease and peripheral vascular disease.

EXPENSES

Operating expenses were $6.2 million for the three months ended June 30, 2001, an increase of $1.1 million or 23 percent, compared to $5.1 million in the comparable quarter last year.  Research and development expenses for the three months ended June 30, 2001 increased 16 percent to $4.0 million, from $3.5 million for the three months ended June 30, 2000.  This increase was primarily related to the Company’s independent product development and research programs, partially offset by  the anticipated decreases in research activity under the Pfizer collaboration.

 General and administrative expenses increased 37 percent to $2.2 million for the three months ended June 30, 2001 compared to $1.6 million for the three months ended June 30, 2000.  This increase was primarily attributed to higher levels of expenditures related to our new product development initiatives, including building and maintaining our intellectual property portfolio, higher non-cash compensation charges resulting from the amortization of the deferred compensation expense from stock options granted, new NASDAQ annual fees, SEC filing fees in connection with the registration of employee benefit plans and increased D&O insurance premiums incurred as a result of being a publicly traded entity.

Other income, net of expenses, increased 363 percent to $407,000 for the three months ended June 30, 2001 from $88,000 for the comparable quarter last year.  This increase was due to increases in interest income as a result of investment of the proceeds from our initial public offering in December 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

Revenues for the six months ended June 30, 2001 were $4.1 million, a decrease of $4.4 million or 52 percent, compared to revenues of $8.5 million in the comparable period of 2000. This decrease in revenues was due primarily to scheduled reductions in research and development support under the Company’s collaboration agreement with Pfizer, Inc. relating to the research, development and commercialization of BIOBYPASS® angiogen, which is now in Phase II trials for the treatment of coronary artery disease and peripheral vascular disease, and the inclusion of a $2.0 million development milestone payment in the second quarter of 2000.

EXPENSES

Operating expenses were $12.0 million for the six months ended June 30, 2001, an increase of $1.1 million or 11 percent, compared to $10.9 million in the comparable period last year.  Research and development expenses for the six months ended June 30, 2001 increased 4 percent to $7.9 million, from $7.6 million for the six months ended June 30, 2000.  This increase was primarily related to increases in the Company’s independent product development and research programs, partially offset by the anticipated decreases in research activity under the Pfizer collaboration.

General and administrative expenses increased 25 percent to $4.2 million for the six months ended June 30, 2001 compared to $3.3  million for the six months ended June 30, 2000.  This increase was primarily attributed to higher levels of expenditures related to our new product development initiatives, including building and maintaining our intellectual property portfolio, higher non-cash compensation charges resulting from the amortization of the deferred compensation expense from stock options granted, new NASDAQ annual fees, SEC filing fees in connection with the registration of employee benefit plans and increased D&O insurance premiums incurred as a result of being a publicly traded entity.

Other income, net of expenses, increased 286 percent to $933,000 for the six months ended June 30, 2001 from $241,000 for the comparable period last year.  This increase was due to increases in interest income as a result of investment of the proceeds from our initial public offering in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated $15.8 million compared to $35.8 million at December 31, 2000. This decrease resulted primarily from the investment of net proceeds from our initial public offering in December 2000 into investment grade government agency notes, corporate bonds and certificates of deposit having maturities of less than five years.  Also contributing to this decrease was the use of cash for general operating activities including purchases of property and equipment ($693,000) and repayment of debt obligations ($429,000).

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

The funded research phase of our collaboration with Pfizer for BIOBYPASS® angiogen concluded at the end of the current funding period in July 2001.  Without the consummation of additional collaboration agreements, revenues from ongoing research and development support will decrease substantially. Under the collaboration agreement, Pfizer is responsible for the clinical development, regulatory approval, manufacturing and commercialization of BIOBYPASS® angiogen throughout the world, excluding Asia.  To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products.  The ability and time required to reach profitability is uncertain.

As of June 30, 2001, we held $38.0 million in cash and investments.  We believe that our cash reserves and anticipated cash flow from our current corporate collaborations will be sufficient to support our operations through mid 2003.  We expect that significant additional financing will be required in the future, which we may seek to raise through public or private equity offerings, debt financing, additional strategic alliances and licensing arrangements or some combination of these financing alternatives.

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

We have addressed our exposure to market risk of changes in interest rates through the use of derivative financial instruments. We maintain an interest rate swap agreement to mitigate the risk of changes in interest rates on our variable debt. See note (3) to the interim financial statements for additional information regarding our derivative instruments.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2001, we held the Annual Meeting of Stockholders for the purposes of electing two directors, amending our 2000 Director Option Plan to increase the aggregate number of shares available under the plan and to increase the number of options awarded to directors at the time they first become a board member and ratifying KPMG LLP as our independent accountants for fiscal year 2001. At the meeting, stockholders voted and approved the following matters by the votes indicated:

	FOR	AGAINST	ABSTAIN

Election of Directors:
Hal S. Broderson	12,841,512	793	--
Harry T. Rein	12,841,512	793	--

Amended and Restated 2000 Director Option Plan	12,709,819	13,763	118,723

Election of Independent Accountants	12,839,045	1,610	1,650

Directors elected to serve a three-year term or until the election and qualification of a successor:

Hal S. Broderson	Harry T. Rein

Continuing Directors whose terms expire in 2002:

Gregory F. Zaic	Wendell Wierenga

Continuing Directors whose terms expire in 2003:

Herbert J. Conrad	Wayne Hockmeyer, Ph.D.	Paul H. Fischer, Ph.D.

ITEM 5.    OTHER INFORMATION

             Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Not applicable.

(b)	Reports on Form 8-K

Not applicable.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.

(Registrant)

Date:	August 13, 2001	/s/	Paul H. Fischer

Paul H. Fischer, Ph.D.
Director, President and
Chief Executive Officer

Date:	August 13, 2001	/s/	Jeffrey W. Church

Jeffrey W. Church
Chief Financial Officer, Treasurer and
Secretary
(Principal Financial and Accounting Officer)