Form 10-Q
period 2001-09-30
GENVEC INC
filed 2001-11-14
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

At October 31, 2001 the Registrant had outstanding 18,085,857 shares of common stock, $.001 par value.

GENVEC, INC.
FORM 10-Q

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management's estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates" or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, actual results, could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of our product candidates (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).  Additional important factors that could cause actual results to differ materially from our current expectations are identified in other filings with the Securities and Exchange Commission.  We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,791,635	$33,623,689
Short-term investments	8,419,194	6,166,583
Prepaid expenses	660,567	725,276
Receivables from related party	30,333	210,426
Other current assets	400,445	370,707
Bond sinking fund	124,586	212,500
Total current assets	14,426,760	41,309,181
Property and equipment, net	8,415,143	8,707,359
Long-term investments	20,616,377	6,682,315
Other assets	190,076	479,949
Total assets	$43,648,356	$57,178,804
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$905,265	$487,682
Accrued expenses	443,815	657,883
Accrued technological license and intellectual property expenses	131,580	348,007
Accrued payroll, bonus and related expenses	760,658	639,632
Accrued offering costs	-	567,794
Unearned revenue	388,889	1,900,000
Current portion of bond payable	450,000	425,000
Current portion of notes payable and capital lease obligation	469,767	445,811
Total current liabilities	3,549,974	5,471,809

Notes payable and capital lease obligations, less current portion	1,091,401	1,451,490
Bond payable	4,125,000	4,575,000
Deferred credit	1,200,306	1,242,653
Unearned revenue	-	100,000
Other liabilities	460,302	22,131
Total liabilities	10,426,983	12,863,083

Stockholders' equity:
Preferred stock, $.001 par value; 4,400,000 and 5,000,000 shares authorized at September 30, 2001 and December 31, 2000; no shares issued or outstanding	-	-
Series A Junior Participating Preferred stock, $.001 par value, 600,000 and 0 shares authorized at September 30, 2001 and December 31, 2000, no shares issued or outstanding	-	-
Common stock, $.001 par value; 60,000,000 shares authorized, 18,156,807 and17,995,444 shares issued at September 30, 2001 and December 31, 2000, 18,085,857 and 17,924,494 shares outstanding at September 30, 2001 and December 31, 2000	18,157	17,995
Additional paid-in capital	99,958,514	100,069,852
Accumulated deficit	(63,465,234)	(50,745,238)
Deferred compensation	(3,696,640)	(5,063,240)
Accumulated other comprehensive income	406,647	36,423
Treasury stock, 70,950 common shares	(71)	(71)
Total stockholders' equity	33,221,373	44,315,721
Total liabilities and stockholders' equity	$43,648,356	$57,178,804

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000

Revenues
Ongoing research and development support	$187,500	$2,059,113	$2,637,588	$7,108,701
Contract, license and milestone payments	61,111	743,750	1,686,111	4,231,250
	248,611	2,802,863	4,323,699	11,339,951
Operating expenses
Research and development	4,132,930	3,764,291	11,991,438	11,324,875
General and administrative	2,138,129	1,671,039	6,320,171	5,004,543
Total operating expenses	6,271,059	5,435,330	18,311,609	16,329,418

Loss from operations	(6,022,448)	(2,632,467)	(13,987,910)	(4,989,467)

Other income (expense)
Interest income	471,737	244,444	1,696,623	785,934
Interest expense	(136,529)	(153,592)	(428,709)	(453,747)
Total other income	335,208	90,852	1,267,914	332,187

Net loss	$(5,687,240)	$(2,541,615)	$(12,719,996)	$(4,657,280)

Other comprehensive income (loss)
Unrealized holding gain on securities available for sale during the period	559,169	24,670	803,708	43,733
Transition adjustment upon adoption of SFAS No. 133	-	-	(166,911)	-
Change in fair value of derivatives used for cash flow hedge	(228,255)	-	(266,573)	-
Other comprehensive income	330,914	24,670	370,224	43,733

Comprehensive loss	$(5,356,326)	$(2,516,945)	$(12,349,772)	$(4,613,547)

Basic and diluted net loss per share	$(0.31)	$(1.27)	$(0.71)	$(2.52)
Shares used in computing basic and diluted net loss per share	18,069,549	1,994,902	17,992,208	1,848,366

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2001	2000
Cash flow from operating activities:
Net loss	$(12,719,996)	$(4,657,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,331,291	1,177,444
Non-cash compensation charges	1,089,553	778,144
Loss (gain) on disposal of assets	(5,494)	18,145
Sinking fund interest earned	(12,086)	-
Changes in operating assets and liabilities:
Receivables from related party	180,093	(648,304)
Accounts payable and accrued expenses	(459,680)	(1,545,217)
Unearned revenue	(1,611,111)	(2,231,250)
Other assets and liabilities, net	232,774	768,097
Net cash used in operating activities	(11,974,656)	(6,340,221)
Cash flows from investing activities:
Purchases of property and equipment	(910,943)	(725,248)
Purchases of investment securities	(29,189,614)	(4,034,939)
Proceeds from sale of investment securities	13,738,423	4,999,524
Proceeds from sale of investment bond trust	-	1,423,066
Proceeds from sale of assets	-	11,945
Net cash (used in) provided by investing activities	(16,362,134)	1,674,348
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	86,165	30,221
Proceeds of shareholder notes	79,704	-
Loan proceeds	-	93,263
Payments under capital lease obligation	(25,955)	(15,888)
Loan payments	(310,178)	(264,349)
Bond sinking fund payments	(325,000)	(106,250)
Net cash used in financing activities	(495,264)	(263,003)
Decrease in cash and cash equivalents	(28,832,054)	(4,928,876)
Cash and cash equivalents at beginning of period	33,623,689	8,470,353
Cash and cash equivalents at end of period	$4,791,635	$3,541,477

Supplemental disclosures of non-cash activities:
Cash paid for interest	$376,671	$362,917

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly GenVec’s (the “Company”) financial position as of September 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three-month  and nine-month periods ended September 30, 2001 and 2000. Certain reclassifications have been made to the prior period to conform to current presentation.  It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results for interim periods are not necessarily indicative of results for the entire year.

 (2)     Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at September 30, 2001 and December 31, 2000, are as follows:

		September 30, 2001

		Gross
		unrealized
	Amortized Cost	holding gains	Fair Value
Available-for-sale:

Asset backed securities	$2,565,866	$44,304	$2,610,170
Government obligations	8,209,803	352,397	8,562,200
Corporate bonds	17,419,771	443,430	17,863,201
	$28,195,440	$840,131	$29,035,571
Classified as cash equivalents:
Commercial paper	$4,988,734	$-	$4,988,734

		December 31, 2000

		Gross
		unrealized
	Amortized Cost	holding gains	Fair Value
Available-for-sale:
Certificate of deposits	$1,000,179	$78	$1,000,257
Asset backed securities	1,499,919	3,831	1,503,750
Corporate bonds	10,312,377	32,514	10,344,891
	$12,812,475	$36,423	$12,848,898
Classified as cash equivalents:
Commercial paper	$33,786,166	$-	$33,786,166

Maturities of securities classified as available-for-sale were as follows at September 30, 2001:

	Amortized Cost	Fair Value
Available for sale:
Due within one year	$8,336,875	$8,419,194
Due after one year through five years	19,858,565	20,616,377
	$28,195,440	$29,035,571

(3)             Stockholder Rights Plan

In September 2001, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of  Common Stock of GenVec held of record at the close of business on September 28, 2001.  The Rights will initially trade with, and be inseparable from the Common Stock.  The Rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock of the Company (an”Acquiring Person”), or announces the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person.  Each Right will allow its holder, other than the Acquiring Person, to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (the "Preferred Share"), at a purchase price of $50.00, subject to adjustment. This portion of a Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of Common Stock.  Prior to exercise, the Rights do not give their holders any dividend, voting, or liquidation rights.  If a person or group becomes an "Acquiring Person" all holders of Rights except the Acquiring Person may, for $50 per Right, purchase shares of Common Stock with a market value of $100, based on the market price of the Common Stock prior to the acquisition.  If the Company is later acquired in a merger or similar transaction after the date on which the Rights become exercisable (the Distribution Date), all holders of Rights except the Acquiring Person may, for $50 per Right, purchase shares of the acquiring corporation with a market value of $100, based on the market price of the acquiring corporation's stock prior to such merger.  The Rights expire on September 7, 2011, unless redeemed by the Company’s Board of Directors.  The Rights can be redeemed by the Board at a price of $0.01 per Right at any time before the Rights become exercisable.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GenVec is focused on the development and commercialization of novel gene-based therapies that produce medically beneficial proteins at the site of disease.  The Company combines its patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as BIOBYPASS® angiogen and GENSTENT™ biologic, which address medical needs in the areas of cardiovascular disease, TNFerade™ for oncology and the PEDF program for ophthalmology.

To date, none of our proprietary or collaborative programs have resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators.  We have funded our operations primarily through public and private placements of equity securities and payments under collaborative programs with other companies.

GenVec’s net loss was $5.7 million or ($0.31) per share on revenues of $249,000 for the quarter ended September 30, 2001.  This compares to net loss of $2.5 million or ($1.27) per share on revenues of $2.8 million in the same period in the prior year.  GenVec’s net loss was $12.7 million or ($0.71) per share on revenues of $4.3 million for the nine months ended September 30, 2001.  This compares to a loss of $4.7 million or ($2.52) per share on revenues of $11.3 million in the same period of the prior year.  The increased losses for the periods correspond primarily to the end of the our research agreement with Pfizer as discussed below.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Revenues for the three months ended September 30, 2001 were $249,000, a decrease of $2.6 million or 91 percent, compared to revenues of $2.8 million in the comparable quarter of 2000. This decrease in revenues was due primarily to scheduled reductions in research and development support under the Company’s collaboration agreement with Pfizer, Inc. relating to the research, development and commercialization of BIOBYPASS® angiogen, which is now in Phase II trials for the treatment of coronary artery disease and peripheral vascular disease.

EXPENSES

Operating expenses were $6.3 million for the three months ended September 30, 2001, an increase of $836,000 or 15 percent, compared to $5.4 million in the comparable quarter last year.  Research and development expenses for the three months ended September 30, 2001 increased 10 percent to $4.1 million, from $3.8 million for the three months ended September 30, 2000.  This increase was primarily related to the Company’s independent product development and research programs, partially offset by  the anticipated decreases in research activity under the Pfizer collaboration.

General and administrative expenses increased 28 percent to $2.1 million for the three months ended September 30, 2001 compared to $1.7 million for the three months ended September 30, 2000.  This increase was primarily attributed to higher levels of expenditures related to our new product development initiatives, including building and maintaining our intellectual property portfolio, higher non-cash compensation charges resulting from the amortization of the deferred compensation expense from stock options granted, and increased D&O insurance premiums incurred as a result of being a publicly traded entity.

Other income, net of expenses, increased 268 percent to $335,000 for the three months ended September 30, 2001 from $91,000 for the comparable quarter last year.  This increase was due to increases in interest income as a result of investment of the proceeds from our initial public offering in December 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Revenues for the nine months ended September 30, 2001 were $4.3 million, a decrease of $7.0 million or 62 percent, compared to revenues of $11.3 million in the comparable period of 2000. This decrease in revenues was due primarily to scheduled reductions in research and development support under the Company’s collaboration agreement with Pfizer, Inc. relating to the research, development and commercialization of BIOBYPASS® angiogen, which is now in Phase II trials for the treatment of coronary artery disease and peripheral vascular disease, and the inclusion of a $2.0 million development milestone payment in the second quarter of 2000.

EXPENSES

Operating expenses were $18.3 million for the nine months ended September 30, 2001, an increase of $2.0 million or 12 percent, compared to $16.3 million in the comparable period last year.  Research and development expenses for the nine months ended September 30, 2001 increased 6 percent to $12.0 million, from $11.3 million for the nine months ended September 30, 2000.  This increase was primarily related to increases in the Company’s independent product development and research programs, partially offset by the anticipated decreases in research activity under the Pfizer collaboration.

General and administrative expenses increased 26 percent to $6.3 million for the nine months ended September 30, 2001 compared to $5.0 million for the nine months ended September 30, 2000.  This increase was primarily attributed to higher levels of expenditures related to our new product development initiatives, including building and maintaining our intellectual property portfolio, higher non-cash compensation charges resulting from the amortization of the deferred compensation expense from stock options granted, new NASDAQ annual fees, SEC filing fees in connection with the registration of employee benefit plans and increased D&O insurance premiums incurred as a result of being a publicly traded entity.

Other income, net of expenses, increased 282 percent to $1.3 million for the nine months ended September 30, 2001 from $332,000 for the comparable period last year.  This increase was due to increases in interest income as a result of investment of the proceeds from our initial public offering in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated $10.9 million compared to $35.8 million at December 31, 2000. This decrease resulted primarily from the investment of net proceeds from our initial public offering in December 2000 into investment grade government agency notes and corporate bonds having maturities of less than five years.  Also contributing to this decrease was the use of cash for general operating activities including purchases of property and equipment ($911,000) and repayment of debt obligations ($661,000).

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

The funded research phase of our collaboration with Pfizer for BIOBYPASS® angiogen concluded in July 2001.  Without the consummation of additional collaboration agreements, revenues from ongoing research and development support has decreased substantially. Under the collaboration agreement, Pfizer is responsible for the clinical development, regulatory approval, manufacturing and commercialization of BIOBYPASS® angiogen throughout the world, excluding Asia.  To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products.  The ability and time required to reach profitability is uncertain.

As of September 30, 2001, we held $33.8 million in cash and investments.  We believe that our cash reserves and anticipated cash flow from our current corporate collaboration will be sufficient to support our operations through early 2003.  We expect that significant additional financing will be required in the future, which we may seek to raise through public or private equity offerings, debt financing, additional strategic alliances and licensing arrangements or some combination of these financing alternatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk.

Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.  We maintain a portfolio of various issuers, types and maturities.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income included in stockholders’ equity.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

For information regarding the dividend distribution of Preferred Stock Purchase Rights to stockholders of record on September 28, 2001, please refer to note 3 to the Financial Statements, “Stockholder Rights Plan”, which is incorporated herein by reference.

Since completion of the public offering in December 2000, pursuant to Form S-1, Commission File No. 333-47408), the net offering proceeds have been invested in cash equivalents and short and long-term investments.  The cash equivalents consist of commercial paper having maturities of less than one year.  Our investment portfolio consists of investment grade government agency notes and corporate bonds having maturities of less than five years.  During the current quarter we have expended approximately $300,000 of the proceeds of our initial public offering for research and development activities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.    OTHER INFORMATION

             Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

             4.2             Rights Agreement between the Company and American Stock Transfer & Trust Company, dated as of September 7, 2001, (incorporated by reference from Exhibit 1 to Form 8-A filed with the Commission on September 26, 2001).

             (b)    Reports on Form 8-K

                          Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: November 14, 2001	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
Director, President and
Chief Executive Officer

Date: November 14, 2001	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and
Secretary
(Principal Financial and Accounting Officer)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: ____________, 2001
Paul H. Fischer, Ph.D.
Director, President and
Chief Executive Officer

Date: ____________, 2001
Jeffrey W. Church
Chief Financial Officer, Treasurer and
Secretary
(Principal Financial and Accounting Officer)