Form 10-K
period 2001-12-31
GENVEC INC
filed 2002-03-29
CIK 934473

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER: 0-24469

GENVEC, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-2705690 (I.R.S. Employer Identification Number)
65 WEST WATKINS MILL ROAD GAITHERSBURG, MARYLAND (Address of principal executive offices)	20878 (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 240-632-0740

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS
COMMON STOCK, PAR VALUE $0.001 PER SHARE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the Nasdaq National Market on such date was $60,451,354. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at February 28, 2002 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

        As of February 28, 2002, there were 21,731,310 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        See Part III hereof with respect to incorporation by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

TABLE OF CONTENTS

FORM 10-K PART NO.	FORM 10-K ITEM NO.	DESCRIPTION	FORM 10-K PAGE NO.
I	1	BUSINESS	1
	2	PROPERTIES	27
	3	LEGAL PROCEEDINGS	27
	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
II	5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	29
	6	SELECTED FINANCIAL DATA	30
	7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
	7(A)	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37
	9	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37
III	10-13		38
IV	14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	38
		FINANCIAL STATEMENTS	F-1

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

PART 1

ITEM 1. BUSINESS

OVERVIEW

        We develop gene-based products that cause medically beneficial proteins to be produced at the site of disease. In essence, this is a form of drug delivery that can improve the therapeutic potential of many proteins. We believe that localized production of proteins over a sustained period can enable the proteins to produce a potential benefit while minimizing the overall toxicity that can occur when proteins are introduced directly into the body by systemic administration. We believe that this approach allows us to take advantage of the established biology of known, important proteins. We have used our proprietary drug discovery and development technologies to create a portfolio of product candidates that treat a number of major diseases. Our current areas of focus are diseases of the heart and blood vessels, cancer and diseases of the eye.

        Our product candidates consist of genes and a vehicle, commonly called a vector, that delivers those genes into cells at the site of disease. We have specialized in the use and improvement of a particular type of vector called adenovectors. By incorporating appropriate genes, adenovectors can also be used to develop vaccines. Our cardiovascular programs are in advanced Phase II trials for the treatment of peripheral vascular disease and coronary artery disease. We anticipate starting Phase II trials for our oncology product candidate, TNFerade, in the second half of 2002. Our product candidate for macular degeneration, AdPEDF, is expected to enter the clinic in the second half of 2002. We recently entered into a $10.2 million collaboration with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health to develop a preventative AIDS vaccine.

        Since our incorporation in 1992, we have devoted substantially all of our resources to developing various gene-based products and are now focused on our current product candidates.

OUR PRODUCT PROGRAMS

        BioBypass® angiogen for peripheral vascular disease.    This product candidate produces our proprietary form of vascular endothelial growth factor, VEGF(121), in areas of the leg with inadequate blood flow. VEGF(121) is a protein that stimulates the formation of new blood vessels in diseased tissues to improve blood flow. We are now concluding a randomized, double blind, multi-center Phase II clinical trial targeting 105 patients with peripheral vascular disease. Over 2.5 million patients in the U.S. are currently being treated for this disease.

        BioBypass® angiogen for coronary artery disease.    This product candidate produces VEGF(121) in areas of poor blood flow in the heart. We are finishing a 70 patient randomized, controlled Phase II clinical trial in patients with severe heart disease who do not have adequate therapeutic options. We are also concluding a clinical trial to demonstrate the feasibility of using an endocardial injection catheter to deliver BioBypass® angiogen directly to the area of heart muscle with inadequate blood flow. There are approximately 6 million patients in the U.S. with symptomatic chest pain.

        TNFerade for cancer.    This product candidate produces tumor necrosis factor alpha, TNF(alpha), in tumors. The production of TNF(alpha) in tumors is triggered by standard radiation therapy that is normally part of cancer treatment. This proprietary approach enables the sustained production of TNF(alpha) in the tumor, but avoids unwanted spill over of TNF(alpha) into the patients' blood stream. Interim results from our Phase I clinical trial in solid tumors demonstrated objective tumor shrinkage in over half of the patients treated. Phase II trials are expected to begin in the second half of 2002. Currently, approximately 600,000 patients receive radiotherapy as part of their treatment for cancer.

        AdPEDF for macular degeneration.    This product candidate uses our proprietary PEDF gene to produce pigment epithelial derived factor protein in the eye. PEDF is a potent inhibitor of angiogenesis and blocks unwanted blood vessel formation in the eye. Macular degeneration is a leading cause of blindness and visual disability in the U.S. There are approximately 300,000 new cases of wet age-related macular degeneration diagnosed each year in the U.S. We anticipate starting clinical trials with AdPEDF in the second half of 2002.

        Preventative AIDS vaccine.    We recently were selected by the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health from a nationwide solicitation to collaborate in the development of a worldwide preventative AIDS vaccine. This $10.2 million program expands the utility of our advanced adenovector technology platform.

BACKGROUND

        Proteins that regulate biological processes may be candidates to become medically beneficial products. Proteins are widely used in the practice of medicine. Despite the commercial success of many protein therapies, the medical use of many proteins is limited by the inability to maintain sufficient concentrations of the protein at the site of disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein's presence in other, non-target tissues. In addition, production of proteins requires large-scale cell culture techniques and highly specialized purification and formulation methods. These requirements can be expensive and time consuming. We believe our technology addresses these key therapeutic and development hurdles.

        Our approach for creating effective drug therapies is to use genes to produce proteins at the site of disease. This approach provides us with an opportunity to convert genes that encode well-known potentially therapeutically beneficial effects directly into product candidates that harness the powerful potential of these proteins in a wide variety of applications. We believe that administering a gene-based product, rather than the protein whose production it stimulates, may also overcome many of the production, speed and cost issues associated with other discovery approaches. Our approach also may result in greater control over the location, timing and amount of therapy. Since high concentrations of the protein are produced only at the site of disease, we anticipate that our new treatments will be effective and well tolerated.

        Our product candidates are made up of vectors and genes intended to produce proteins with the potential for medical benefit. To deliver genes for therapeutic applications, we believe the adenovector has the combined advantages of being well tolerated, efficient and flexible, allowing us to create multiple products for a wide variety of diseases. We believe that we can engineer our vectors to achieve useful performance characteristics and that we can produce them in commercial quantities. In addition, we are able to use the same vector technology for functional genomics purposes to help determine the function of a specific gene and to create new drug candidates—reducing the number of steps that are typically involved in developing a new drug.

STRATEGY

        Our goal is to lead in the discovery, development and commercialization of innovative gene-based products that address major medical needs. To achieve this goal, we intend to:

        Develop and commercialize a broad portfolio of products.    We believe that to achieve maximum economic return with acceptable risk, we need to develop and commercialize a broad portfolio of products. Our technology has allowed us to create product candidates for the treatment of a variety of diseases. We intend to use our technology to add to our portfolio of products so that we can increase the potential for significant revenues in the future. In order for us to develop and commercialize multiple product candidates at the same time, we intend to establish relationships with other companies. These relationships would provide funding and clinical and marketing resources for the development and commercialization of some of our product candidates. They would also enhance our ability to build our internal capabilities so that we may independently develop and commercialize selected product candidates.

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

        As part of our strategy, we have recently entered into a contract with the Vaccine Research Center at the National Institutes of Allergy and Infectious Diseases of the National Institutes of Health. Under this agreement, we will develop and manufacture adenovector preventative AIDS vaccine candidates using our proprietary cell lines and adenovector technology. We will also work on developing an advanced, scaleable vaccine production process to support potential commercialization of such product candidates.

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

PORTFOLIO OF PRODUCT CANDIDATES

PRODUCT PROGRAM	THERAPEUTIC GENE	INDICATION	PRECLINICAL	PHASE I	PHASE II	PHASE III
BioBypass® angiogen	VEGF(121)	Peripheral Vascular Disease	X	X	X
BioBypass® angiogen	VEGF(121)	Coronary Artery Disease	X	X	X
TNFerade	TNF(alpha)	Locally Advanced Cancers	X	X
AdPEDF Program	PEDF	Macular Degeneration	X
AdPEDF Program	PEDF	Diabetic Retinopathy	X
AIDS Vaccine	HIV genes	AIDS	X

BIOBYPASS® ANGIOGEN

        BioBypass® angiogen is intended to improve blood flow by stimulating new blood vessel formation in patients with insufficient blood flow in the heart and legs.

        Cardiovascular disease is the leading cause of death in the United States and in most other developed countries. In 2002, the American Heart Association ("AHA") states in its Heart and Stroke Statistical Update that over 60 million Americans suffer from cardiovascular disease and that over

$280 billion is spent annually on the care and treatment of individuals with this disease. Cardiovascular disease is characterized by insufficient blood flow, or ischemia, which deprives tissues of oxygen and other vital nutrients. Ischemia in the heart can lead to severe pain, impaired heart function and heart attack. Ischemia in the legs can lead to intermittent or chronic pain while at rest, and ultimately, to severe infection, for which amputation of a leg is the only current treatment.

        Coronary Artery Disease.    Approximately 55% of deaths attributable to cardiovascular disease are due to coronary artery disease, or blocked arteries in the heart, which affects more than 12 million patients in the United States. In patients with severe coronary artery disease, angioplasty is often used to open blocked vessels. Angioplasty involves the insertion of an inflatable balloon catheter to physically open a narrowed blood vessel. The AHA estimates that in 1999, the latest date for which data is available, 600,000 angioplasty procedures were performed on patients in the United States at an average cost of $20,000 per procedure. Studies have shown that within seven months following angioplasty, the blood vessel narrows again in 20% to 40% of patients, a process called restenosis. Another option for treating more severe coronary artery disease is coronary artery bypass graft surgery, or CABG, which involves bypassing the diseased artery with a blood vessel taken from another part of the body. The AHA estimates that in 1999 more than 570,000 CABG procedures were performed in the United States at an average cost of $30,000 per procedure. These procedures are highly invasive and frequently need to be repeated. We believe that there is a substantial need for products that are less invasive and provide longer lasting, improved results and reduced deaths in patients undergoing angioplasty or coronary artery bypass surgery. In addition, some coronary artery disease patients are ineligible for angioplasty or coronary bypass procedures. For these patients, new treatments are essential.

        Peripheral Vascular Disease.    Peripheral vascular disease is characterized by the progressive deterioration of blood flow to the legs. Approximately 5% of individuals over the age of 50, or 8 million people in the United States, have peripheral vascular disease, resulting in significant medical costs. The cost of surgical procedures used to treat peripheral vascular disease is in excess of $3 billion annually. Current therapies for the treatment of peripheral vascular disease, ranging from changes in lifestyle and exercise programs to angioplasty or blood vessel grafts, generally do not stop the progress of the disease. In addition, peripheral vascular disease patients who have widespread disease or vessels that are too small to access tend to be poor candidates for angioplasty or blood vessel grafts, which is the bypassing of the diseased artery with a blood vessel taken from another part of the body. Vascular surgeons perform over 100,000 amputations per year, predominantly for end-stage peripheral vascular disease, in the United States alone.

        BioBypass® Angiogen.    We believe that restoring blood flow to areas of insufficient blood flow through the formation of new blood vessels, a process known as angiogenesis, offers one of the most promising treatments for patients with coronary artery disease and peripheral vascular disease. Angiogenesis, the body's natural response to insufficient blood flow, is triggered by proteins such as vascular endothelial growth factor (VEGF). Providing VEGF to ischemic tissue is intended to enhance the body's normal response and stimulate additional blood vessel formation. Therapeutic use of the protein has been limited however, because the VEGF protein is rapidly cleared by the body and can be toxic when administered generally throughout the body.

        Our lead product candidate, BioBypass® angiogen, uses one of our proprietary vectors to deliver a proprietary gene, VEGF(121), to cells of the heart or legs. The VEGF protein has a high degree of specificity for the cells involved in new blood vessel formation, thereby reducing the potential for unwanted side effects. We believe that local administration of BioBypass® angiogen to the diseased tissue using injection catheters or syringes results in production of the VEGF protein where it is needed and avoids the toxicity associated with delivering the protein throughout the body. We have an exclusive worldwide license for all gene therapy products of the VEGF(121) gene from Scios, Inc.

        Collaboration with Warner-Lambert.    In July 1997, we entered into a collaboration with The Warner-Lambert Company, which was acquired by Pfizer Inc. in June 2000, to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of coronary artery disease and peripheral vascular disease. We granted Warner-Lambert an exclusive, royalty-bearing license to manufacture and sell products resulting from our relationship for the treatment of coronary artery disease and peripheral vascular disease worldwide, excluding Asia. Under the terms of our collaboration, Warner-Lambert had the primary responsibility for clinical development, regulatory approval, manufacturing and commercialization of collaboration products.

        On January 22, 2002, Pfizer elected to discontinue co-development of BioBypass® angiogen with us, thus returning to us its development and commercialization rights. Under the terms of our collaboration agreement, Pfizer will be responsible for all development costs associated with the ongoing Phase II clinical trials of BioBypass® angiogen, including the costs relating to the orderly transfer to us of the Investigative New Drug applications through July 22, 2002 for both coronary artery disease and peripheral vascular disease.

        Clinical Status.    BioBypass® angiogen is currently in two separate Phase II clinical trials to evaluate its potential use in the treatment of coronary artery disease and peripheral vascular disease. Warner-Lambert is conducting the Phase II program. As of February 28, 2002, over 90% of the patients have been enrolled in the ongoing Phase II trials. It is anticipated that all patients will be treated by the end of April 2002. GenVec is working with Pfizer to effect a smooth transition of the BioBypass® angiogen program. The Phase II clinical studies are designed to be supportive of registration if an application is filed with the U.S. Food and Drug Administration, or FDA, for product approval. In our earlier Phase Ib clinical trials, we treated a total of 66 patients by direct injection into the heart and legs and observed that BioBypass® angiogen was well tolerated. The initial clinical studies of 31 patients with coronary artery disease, although not placebo-controlled, did include measures of exercise capacity, clinical symptoms, new blood vessel formation and blood flow. The initial clinical study in 35 peripheral vascular disease patients included similar measures and, as in the coronary artery disease studies, supported the initiation of Phase II trials.

        The clinical program plans to assess the effectiveness, toleration and dosage of BioBypass® angiogen administered through a number of different delivery methods, including:

  •
  endocardial injection, from inside the heart, by interventional cardiologists using a catheter;

  •
  epicardial injection, from outside the heart, by cardiac surgeons using a syringe; and

  •
  intramuscular injection by vascular physicians, including surgeons and vascular medicine physicians, using a syringe.

        The table below summarizes the status of the clinical program for BioBypass® angiogen.

BIOBYPASS® ANGIOGEN CLINICAL PROGRAM

INDICATION	PHYSICIAN GROUP	STATUS	NUMBER	PATIENT TRIAL DESIGN(2)
CORONARY ARTERY DISEASE
EPICARDIAL SYRINGE DELIVERY:
Adjunct to CABG	Cardiac Surgeons	Phase Ib — Completed	15	Open Label, Dose-Escalation
Minimally Invasive Surgery	Cardiac Surgeons	Phase Ib — Completed	16	Open Label, Dose-Escalation
Minimally Invasive Surgery	Cardiac Surgeons	Phase II — Ongoing	70(1)	Randomized, Controlled vs. Best Available Treatment
ENDOCARDIAL INJECTION CATHETER DELIVERY:
Pilot Study	Interventional Cardiologists	Phase Ib — Ongoing	12(1)	Randomized, Double-blind, Placebo Controlled
PERIPHERAL VASCULAR DISEASE
Intramuscular Syringe Delivery	Vascular Physicians	Phase Ib — Completed	35	Open Label, Dose-Escalation
Intramuscular Syringe Delivery	Vascular Physicians	Phase II — Ongoing	105(1)	Randomized, Double-blind, Placebo Controlled

(1)
Targeted patient enrollment numbers.

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

        The phase II clinical studies are randomized and controlled and will include measures of exercise capability, clinical symptoms, new blood vessel formation and blood flow at time points of three, six and twelve months post treatment. Initial clinical results are expected to be available in late 2002 or early 2003. We may seek a corporate partner to help us develop and commercialize one or both of the disease indications being tested.

TNFERADE

        Cancer is the second leading cause of death in the United States. Approximately 60% of all cancer patients in the U.S. receive radiation therapy as part of their treatment.

        We are developing a new product candidate, TNFerade, to provide benefit in conjunction with radiation therapy for cancer. TNF(alpha) is a protein with a well-documented anti-cancer effect. The TNF(alpha) protein was approved for marketing in Europe for the treatment of two types of cancer, sarcoma and melanoma, in the arms and legs. In accordance with this approval, TNF(alpha) must be delivered in a manner that requires complex surgery under a general anesthetic to isolate delivery to the limb and avoid the toxicity of TNF(alpha) when administered generally throughout the body. This method of administration is applicable to very few cancers and is cumbersome, expensive, and not without risk. TNFerade, which incorporates a proprietary adenovector carrying the gene coding for TNF(alpha), is delivered locally to the tumor site and combined with radiation therapy. We have designed TNFerade so that the maximum gene expression is caused by radiation therapy in order to enhance the local therapeutic effect of TNF(alpha) while minimizing toxicity. We licensed rights to the TNF(alpha) gene in the United States from Asahi Chemical Industry Co., Ltd.

        Our preclinical studies indicate that TNFerade enhances the effect of radiation in several animal models of human cancer. The combined effect of radiation and TNFerade is believed to be related to selective disruption of the blood vessels in the tumor. We observed damage to the blood vessels and rapid tumor death in the tumors but not in the surrounding normal tissues, indicating a selective effect on diseased tissue. We initiated Phase I clinical studies for TNFerade in the first quarter of 2001. In November 2001, we announced clinical results in the first seven patients treated with TNFerade in the Phase I clinical trial. In a variety of different tumors, all patients experienced tumor shrinkage with over one-half of the patients experiencing tumor shrinkage greater than 50% and two of the seven patients experiencing a complete (100%) response in the treated tumor. Complete Phase I clinical results will be presented at the American Society of Clinical Oncology (ASCO) Annual Conference in May 2002. We plan to initiate Phase II trials in several different solid tumors in the second half of 2002. We may seek a corporate partner to help us develop and commercialize TNFerade.

ADPEDF PRODUCT PROGRAM

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

        Diabetic retinopathy, the abnormal growth of new blood vessels within the retina, is the leading cause of blindness and visual disability in the United States and Europe. Diabetes is estimated to affect over 120 million people worldwide. Findings suggest that after 15 years of diabetes, 2% of diabetic patients become blind while an additional 10% develop severe visual impairments. Ultimately, many diabetic patients will progress to have diabetic retinopathy. The standard treatment, involving a laser procedure, is often initially effective, but it can damage the retina and surrounding cells and often loses its effectiveness after repeated treatment. We are developing the AdPEDF product candidates to treat macular degeneration and diabetic retinopathy. The AdPEDF product candidates use an adenovector to produce PEDF, the most potent known natural inhibitor of blood vessel growth in the eye. PEDF is a secreted protein that is normally produced in the eye and regulates new blood vessel formation.

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

        During 2001, we generated preclinical data indicating that administration in the eye of a vector containing the PEDF gene results in substantial inhibition of new vessel formation in the eye in an animal model of human disease. We have also shown that our vectors can be dosed multiple times in the eye and cause the repeat production of protein from the delivered gene. Our product candidates appear to be well tolerated and we plan to initiate a Phase I trial in the second half of 2002 using AdPEDF for the treatment of macular degeneration. We are seeking a corporate partner to help us develop and commercialize our AdPEDF product candidates.

DRUG DISCOVERY AND DEVELOPMENT PLATFORM

        We have focused on developing technology to effectively and selectively deliver genes to cause the production of proteins at the location needed to treat disease. Using our technology, we believe we can:

  •
  rapidly put genes into vectors to evaluate gene function and usefulness in therapy;

  •
  deliver our product candidates locally to specific organs or cell types to avoid systemic exposure;

  •
  achieve highly efficient gene delivery to target cells with lower dosages;

  •
  control the rate and duration of gene expression directed by our product candidates to allow flexibility in treating different diseases; and

  •
  produce commercial quantities of our product candidates in a stable, easy-to-use form.

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

  •
  adenoviruses do not integrate into the DNA of the target cell, thereby minimizing the potential for mutations that can occur with other vector systems;

  •
  adenoviruses are naturally eliminated from cells and tissues; and

  •
  vectors derived from adenoviruses have been well tolerated in clinical testing when administered locally. Thousands of patients have been treated, with very few serious adverse events related to the vector.

TECHNOLOGY FOR LOCAL DELIVERY AND EXPRESSION OF GENES

        Use of delivery devices.    To achieve local production of proteins, we administer our products locally to the site of disease using medical devices, such as injection catheters or syringes. Direct administration of our products into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by significantly avoiding exposure throughout the body. For example, we are using needle-injection catheters so that the interventional cardiologist can administer BioBypass® angiogen directly into the diseased areas of the heart.

        Delivering genes to cells.    We believe that we are a leader in understanding and modifying the molecular interactions that specify how vectors derived from adenoviruses bind to cells. Adenoviruses enter cells by binding to receptors on the surface of the cell.

        In our BioBypass® angiogen program, we have taken advantage of our adenovector's natural binding to the muscle cells found in the heart. However, because not all disease targets contain this adenovirus receptor, we have developed technology to direct the binding of our vectors to different target receptors to enable a broad range of therapies. We can alter our vectors so that we can add new binding specificities.

        We believe that we have a broad and advanced intellectual property position in creating adenovectors with new binding sites to deliver therapeutic genes to specified cells.

  •
  UTV Technology. Our proprietary Universal Transduction Vector, or UTV, technology allows us to create product candidates that deliver genes to essentially all cell types, including those types that do not contain the adenovirus receptor on their surface. We have engineered our vectors to contain a new binding site that allows binding to all cells that we have tested to date.

  •
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

        We currently use both UTV technology and DART vectors in our drug discovery process and we may incorporate these technologies into TNFerade and our AdPEDF product candidates.

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

        Standard techniques for constructing test vectors rely on assembly in mammal cells and typically require several months. Using our proprietary technology known as the AdFAST system and the AdACE system, we can assemble test vectors in a few weeks. We can also modify any region of the test vector and have the flexibility to place one or more therapeutic genes at different locations in these test vectors. This simplifies and speeds vector construction where multiple modifications are required at a specific site.

TECHNOLOGY FOR PRODUCTION, PURIFICATION, QUALITY ASSESSMENT AND FORMULATION

        Our proprietary production technology and know-how facilitates the production, purification, quality assessment and formulation of gene-based products. The structure of our core vectors and the procedures for their production and purification enables us to minimize the presence of contaminants. We have an issued U.S. patent broadly covering stocks of adenovectors that cannot reproduce themselves. We believe our proprietary positions in these areas provide a competitive advantage. We expect to use substantially similar methods to produce, purify, assay and formulate many of our adenovector products. This allows us to accelerate product development in a cost effective manner. We have developed production and quality assessment technology suitable for late stage clinical testing of BioBypass® angiogen.

  •
  Production and Scale Up. We produce our adenovectors using cell lines grown under standardized and controlled conditions. We have developed specialized cell lines for production of our vectors. We have designed our production processes for commercial scale production and to reduce the potential for contamination.

  •
  Purification. We have proprietary methods for the purification of our vectors that we believe are suitable for commercial scale as well as for small scale use in discovery and testing of new product candidates.

  •
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

  •
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

        Collaboration with The Warner-Lambert Company.    In July 1997, we entered into a collaboration with The Warner-Lambert Company to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of coronary artery disease and peripheral vascular disease. In June 2000, Pfizer Inc. acquired Warner-Lambert and Warner-Lambert became a wholly-owned subsidiary of Pfizer. Warner-Lambert had the primary responsibility for clinical development, regulatory approval, manufacturing and commercialization of products that we develop under this collaboration, including BioBypass® angiogen.

        As previously announced in January 2001, Warner-Lambert terminated the final (fifth) year of the preclinical program under our collaboration agreement in July 2001. The clinical development of BioBypass® angiogen, currently in Phase II trials for the treatment of coronary artery disease and peripheral vascular disease, continued to progress. On January 22, 2002, Pfizer elected to discontinue co-development of BioBypass® angiogen with us, thus returning to us its development and commercialization rights. Under the terms of our collaboration agreement, Pfizer will be responsible for all development costs associated with the ongoing Phase II clinical trials of BioBypass® angiogen through July 22, 2002, including the costs relating to the orderly transfer to us of the Investigative New Drug applications for both coronary artery disease and peripheral vascular disease.

        Under the terms of the collaboration, we have received more than $60 million, in non-refundable research and development funding, milestone payments, equity purchases and license fees. As part of the collaboration, Warner-Lambert agreed to purchase up to an aggregate of $20.0 million of our capital stock upon the achievement of specified milestones. As of December 31, 2001, Warner-Lambert has purchased $15.0 million of our capital stock. Warner-Lambert is required to purchase, at our election, up to $5.0 million of our capital stock upon showing that a manufacturing process has been established for production of bulk product at a scale and site suitable for pivotal clinical studies as shown by the first collaboration product. The purchase price for all of these equity purchases is 125% of the fair market value of the securities. Warner-Lambert has also committed to guaranteeing a loan to us in a principal amount of $5.0 million. In 1999, we used $2.5 million of the loan guarantee to assist in the financing of our research and development/corporate headquarters facility. In December 2001, Pfizer provided the Company with a cash payment of $343,000 in the form of an interest rate differential payment in satisfaction of its remaining $2.5 million loan guarantee obligation.

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

        Collaborations with academic institutions.    We sponsor research at leading academic institutions to enhance our ability to discover, evaluate and develop new product candidates. Our academic collaborations currently include agreements with Weill Medical College of Cornell University, Indiana University and the Foundation for Fighting Blindness.

LICENSES FOR THERAPEUTIC GENES

        To create our product candidates, we combine our vectors with genes intended to produce proteins with therapeutic potential. We have secured licenses to many genes for this purpose. We often seek to obtain exclusivity, consistent with our business needs, when securing such licenses. In return for the rights we receive under our gene licenses, we typically are required to pay royalties based on any commercial sales of the applicable product during a specified time period, as well as provide additional compensation, including up-front license fees and product development-related milestone payments. Our gene licenses include:

SOURCE	GENE	NATURE OF LICENSE
Scios, Inc	VEGF(121)	Worldwide, exclusive for all gene therapy products
Asahi Chemical Industry Co., Ltd	TNF(alpha)	United States, non-exclusive, all gene therapy applications
Public Health Service and Northwestern University	PEDF	Worldwide, exclusive for all ocular gene therapy applications
University of Pittsburgh	iNOS	Worldwide, exclusive for all gene therapy products

        Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement, or if we become insolvent. In addition, some of our licenses require us to achieve specific milestones.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

        We generally seek patent protection for our technology and product candidates in the United States and abroad. We have submitted patent applications that are pending in the United States and other countries. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

  •
  obtain patents to protect our own products;

  •
  obtain licenses to use the technologies of third parties, which may be protected by patents;

  •
  protect our trade secrets and know-how; and

  •
  operate without infringing the intellectual property and proprietary rights of others.

        Patent rights; licenses.    Our licensors and we have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of February 28, 2002, we held or had licenses to 357 issued, allowed or pending patents worldwide, of which 51 are issued or allowed in the U.S. These patents and patent applications pertain to genes, vectors, cell lines used to grow vectors, gene expression control elements, vector targeting entities, methods of constructing vectors that include beneficial genes, methods of producing such vectors with beneficial genes (including purification, quality control and assay techniques), methods of storing and shipping vector stocks, administration of vectors with beneficial genes, vector containment and regulation techniques and devices for carrying out the administration of such vectors with beneficial genes.

    BioBypass® Angiogen.    We have an exclusive license, under a patent expiring in 2010, for all gene therapy products relating to the VEGF(121) gene. In addition, we have pending patent applications pertaining to the special cell lines required for the production of particular adenovectors, including a cell line we use in the production of BioBypass® angiogen, as well as an issued patent, expiring in 2014, pertaining to stocks of adenovectors that cannot reproduce themselves. We also have pending patent applications pertaining to the delivery of angiogenic substances, such as our BioBypass® angiogen. However, third parties have patents and pending patent applications for other forms of the VEGF gene, and these third parties or their licensees may develop products using these forms of the gene. Third parties also may have pending patent applications for adenovectors, including possibly the adenovector used in the BioBypass® angiogen. We are aware of the issued patents and pending patent applications of third parties relating to special cell lines required for the production of particular adenovectors, including a cell line we use in the production of our BioBypass® angiogen, as well as issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of therapeutic substances to the heart and other tissues, similar to our BioBypass® angiogen. It could be alleged that our BioBypass® angiogen conflicts with such existing or future patents.

    TNFerade.    We have a nonexclusive license under the U.S. patent, expiring in 2006, relating to the TNF(alpha) gene and its use. In addition, we have issued patents and pending patent applications pertaining to the adenovector contemplated for use with TNFerade, regulatory elements particularly suited for use with TNFerade, and methods of using TNFerade. In particular, we have an issued U.S. patent, expiring in 2014, covering the use of a spacer sequence positioned in a particular location in certain adenovectors for improving the production of the adenovectors, including TNFerade. Also, we have issued U.S. patents expiring between 2010 and 2016 pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We are aware, however, of pending patent applications of third parties pertaining to adenovectors contemplated for use with TNFerade. It could be alleged that TNFerade conflicts with patents that may issue on these patent applications.

    AdPEDF product candidates.    We have exclusive rights, under a patent expiring in 2015, to use the PEDF gene for all gene therapy applications in the eye. We have issued patents and pending patent applications pertaining to particular adenovectors and methods of their use, including adenovectors and related methods that may be utilized in conjunction with our AdPEDF product program. However, we are aware of issued patents and pending patent applications of third parties relating to various facets of gene therapy to the eye. It could be alleged that our AdPEDF product candidates conflict with such existing or future patents.

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

        Trade secrets.    To a more limited extent, we rely on trade secret protection and confidentiality agreements to protect our interests. It is our policy to require our employees, consultants, contractors, manufacturers, collaborators and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with us. We also require signed confidentiality agreements from any entity that is to receive confidential data. With respect to employees, consultants and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property.

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

        Future competition will likely come from existing competitors, including competitors with rights to proprietary forms of the genes or proteins expressed by the genes that we currently use in our product development programs and competitors with rights to gene delivery technologies, as well as other companies seeking to develop new treatments. We are aware of new product development efforts, which may compete with BioBypass® angiogen, being pursued by, among others, Chiron Corporation and Genentech, Inc. using therapeutic proteins and by Collateral Therapeutics, Inc. and Genzyme General using gene transfer. Competitors or their collaborators may identify important new drug discovery, genes or gene delivery technologies before us, or develop gene-based therapies that are more effective than those developed by our corporate collaborators or us or obtain regulatory approvals of their drugs more rapidly than us. We expect that competition in this field will intensify.

        We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. For example, some companies are evaluating laser-based devices as an approach to improve blood flow in patients with coronary artery disease. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include Introgen Therapeutics, Inc., Onyx Pharmaceuticals and Schering-Plough Corporation, which are developing adenoviral vectors to treat cancer. In addition, Alcon Laboratories, Inc., Allergan and EyeTech Pharmaceuticals, Inc. are developing inhibitors of blood vessel growth to treat macular degeneration and diabetic retinopathy. Some of these product candidates are in clinical development.

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

MANUFACTURING AND SUPPLY

        We currently rely on third-party manufacturers for current Good Manufacturing Practice, or cGMP, production of our product candidates for clinical purposes. We have a research and development facility and have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates. We believe that much of the production and assay technology that has been developed for BioBypass® angiogen is suitable for our other product development programs.

        We intend to continue developing our own product development and manufacturing capability while utilizing third-party contractors where we lack sufficient internal capability. This effort will require significant resources and will be subject to ongoing government approval and oversight.

        We currently have only one supplier for certain of our manufacturing components, including components necessary for BioBypass® angiogen. Currently, we procure raw materials, known as resins, for our product purification and testing methods from Applied Biosystems. We also procure nutrients used to support the growth of microorganisms or other cells from JRH Biosciences, Inc. We have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.

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

        We presently have all rights to TNFerade and AdPEDF product candidates. With Pfizer's decision in January 2002 to terminate our collaboration, all development and commercialization rights for BioBypass® angiogen will be returned to us. We are currently conducting Phase II clinical trials with BioBypass® angiogen in two indications, coronary artery disease and peripheral vascular disease; Phase I clinical trials with TNFerade for the treatment of cancer in combination with radiation therapy and are currently conducting preclinical development studies for the AdPEDF product candidates. These activities should provide useful data for these programs while preserving our opportunities for commercialization, either alone or with a corporate partner. We may, in the future, consider manufacturing or marketing certain products directly and co-promoting certain products if we believe it is appropriate under the circumstances.

GOVERNMENT REGULATION

        Regulation of pharmaceutical products.    The development, production and marketing of any pharmaceutical products developed by us or our collaborators will be subject to regulations by the United States and non-U.S. governmental authorities. In the United States, new drugs are subject to extensive regulation under the Federal Food, Drug and Cosmetic Act, and biological products are subject to regulation both under provisions of that Act and under the Public Health Service Act. The FDA regulates, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of biologics and new drugs. The process of obtaining FDA approval for a new product is costly and time-consuming.

        The steps required by the FDA before our proposed products may be marketed in the United States include:

  •
  preclinical tests;

  •
  submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may commence;

  •
  adequate and controlled human clinical trials to establish the safety and efficacy of the drug or biologic in our intended application;

  •
  submission to the FDA of a New Drug Application, or NDA, for drugs, or a Biologic License Application, or BLA, for biologics; and

  •
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

        Other regulations.    Our business is also subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations. We are not aware of any costs or liabilities in connection with any environmental laws that will have a material adverse effect on our business or financial condition.

EMPLOYEES

        As of February 28, 2002, we had 83 full-time employees, 22 of whom hold M.D. or Ph.D. degrees and 16 of whom hold other advanced degrees. Of our total workforce, 56 are engaged in research and development activities and 27 are engaged in business development, finance and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

        We have incurred net losses in each year since our inception in December 1992, including a net loss of $19.1 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $69.8 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

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

OUR ABILITY TO DEVELOP, OBTAIN REGULATORY APPROVAL OF AND COMMERCIALIZE OUR POTENTIAL PRODUCTS DEPENDS, IN PART, ON COLLABORATIONS WITH OTHER COMPANIES. IF WE ARE UNABLE TO FIND COLLABORATORS, WE MAY NOT BE ABLE TO DEVELOP, TEST AND COMMERCIALIZE OUR PRODUCTS

        To date, we only have entered into collaborative agreements with a limited number of companies, including Warner-Lambert, a wholly-owned subsidiary of Pfizer, Inc. Under the terms of our collaboration with Warner-Lambert, Warner-Lambert has been responsible for all costs related to clinical testing, manufacturing, regulatory approval, marketing and sales of our BioBypass® angiogen products.

        Pfizer has notified us that it is discontinuing its collaboration with us for the development and commercialization of BioBypass® angiogen products. Pfizer is responsible for all costs until our collaboration is terminated in July 2002, at which time we will be responsible for any costs connected with the additional development, testing and the commercialization of BioBypass® angiogen products.

        The success of our business strategy depends, in part, on our ability to enter into collaborations with other companies for the development and commercialization of our product candidates, including BioBypass® angiogen. Unless we are able to enter into collaboration agreements, we will need to raise additional funds for the development, testing, and commercialization of our product candidates. If collaborations or funding are not available, we may have to delay or curtail the development and commercialization of certain of our product candidates.

        Except for our collaboration with Warner-Lambert to develop BioBypass® angiogen, our only other collaboration is with Fuso Industries, Ltd. to conduct research and to identify, evaluate and develop gene therapy products for the treatment of cancer. This collaboration agreement expires in September 2002. Although we are in the process of renewing our collaboration agreement with Fuso Industries and are attempting to secure additional collaborations, there can be no assurance that we will be successful in establishing and/or renewing these collaborations. In addition, any collaborations we enter into generally will expire after a fixed period of time, and there can be no assurance that we will be able to renew any collaboration agreements we enter into.

WE CANNOT BE SURE THAT OUR COLLABORATORS WILL PERFORM AS EXPECTED, AND COLLABORATIONS MIGHT PRODUCE CONFLICTS THAT COULD DELAY OR

PREVENT THE DEVELOPMENT OR COMMERCIALIZATION OF OUR POTENTIAL PRODUCT CANDIDATES AND NEGATIVELY IMPACT OUR BUSINESS AND FINANCIAL CONDITION

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

OUR COLLABORATION AGREEMENTS MAY PROHIBIT US FROM CONDUCTING RESEARCH IN AREAS THAT MAY COMPETE WITH OUR COLLABORATION PRODUCTS. THIS COULD NEGATIVELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS AND, ULTIMATELY, FROM ACHIEVING A CONTINUING SOURCE OF REVENUES

        We anticipate that some of our corporate or academic collaborators will be conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. In the past, we generally have agreed not to conduct independently or with any third party any research that is competitive with the research conducted under our collaborations. Therefore, our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of their collaborations with us. In addition, competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawal of support for our product candidates.

        Generally under our academic collaborations, we retain the right to exclusively license any technologies developed using funding we provided. If we elect to not license a particular technology, the academic collaborator is typically free to use the technology for any purpose, including the development and commercialization of products that might compete with our products.

WE ARE AN EARLY STAGE COMPANY DEPLOYING UNPROVEN TECHNOLOGIES, AND WE MAY NEVER BE ABLE TO DEVELOP, GET REGULATORY APPROVAL OF OR MARKET ANY OF OUR PRODUCT CANDIDATES

        Gene-based therapy is a new and rapidly evolving medical approach, which has not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based products to date. In addition, no gene therapy product has received regulatory approval in the United States or internationally. We also have only limited data relating to the safety and effectiveness of our product candidates or delivery systems. To date, none of our product candidates has been approved for sale in the United States or elsewhere. We may be unable to develop products or delivery systems that:

  •
  prove to be safe and effective;

  •
  meet applicable regulatory standards;

  •
  are capable of being manufactured at reasonable costs;

  •
  do not infringe the intellectual property rights of third parties;

  •
  are superior to products offered by third parties; or

  •
  can be marketed successfully.

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

IF WE FAIL TO ADEQUATELY SHOW THE SAFETY AND EFFICACY OF OUR PRODUCT CANDIDATES, WE WILL NOT BE ABLE TO OBTAIN FDA APPROVAL OF OUR PRODUCT CANDIDATES

        We face the risks of failure involved in developing therapies based on new technologies. While certain of our product candidates are in clinical trials, there are others for which we have not yet initiated clinical trials. For those product candidates not yet in clinical trials, we will need to conduct significant additional research and animal testing, referred to as preclinical testing, before any of these product candidates can advance to clinical trials. In addition, we will need to conduct further clinical testing of those product candidates currently in clinical trials. It may take us many years to complete preclinical testing and clinical trials, and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products. Before we can file applications with the FDA for product approval, we must show that a particular product candidate is safe and effective. Even with respect to those product candidates currently in clinical trials, we must demonstrate the safety and efficacy of those product candidates before we can secure FDA approval. Our failure to adequately show the safety and efficacy of our product candidates would prevent FDA approval of our product candidates. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect our financial results and the commercial prospects for our product candidates.

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

  •
  informed consent;

  •
  good clinical practices;

  •
  continuing FDA oversight;

  •
  potentially large numbers of test subjects; and

  •
  potential suspension by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the Investigational New Drug application or the conduct of these trials.

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

IF WE OR OUR COLLABORATORS ARE UNABLE TO MANUFACTURE OUR PRODUCTS IN SUFFICIENT QUANTITIES OR ARE UNABLE TO OBTAIN REGULATORY APPROVALS FOR OUR MANUFACTURING FACILITY, WE MAY BE UNABLE TO MEET DEMAND AND MAY LOSE POTENTIAL REVENUES

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

        We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases BioBypass® angiogen and our other product candidates target. We may also face competition from companies that may develop competing technology internally or acquire it from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product commercialization efforts.

        Some of our competitors are established companies with greater financial and other resources than we have. We expect that competition in our business will intensify. Our competitors may succeed in:

  •
  identifying important genes or delivery mechanisms before us;

  •
  developing products or product candidates earlier than we do;

  •
  forming collaborations before we do, or precluding us from forming collaborations with others;

  •
  obtaining approvals from the FDA or other regulatory agencies for such products more rapidly than we do;

  •
  developing and validating manufacturing processes more rapidly than we do;

  •
  obtaining patent protection or other intellectual property rights that would limit our ability to use our technologies or develop products; or

  •
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

        Other companies and institutions have issued patents and have filed and will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines and methods of making and using gene-based therapy products used in or similar to our product candidates and technologies. For example, we are aware of issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of medically beneficial substances to the heart and other tissues, similar to our BioBypass® angiogen, and special cell lines required for the production of certain adenovectors, including a cell line we use in the production of our BioBypass® angiogen. It could be alleged that our BioBypass® angiogen conflicts with these patents. We also are aware of other issued patents and pending patent applications that relate to various aspects of our product candidates and systems, and it could be alleged that our product candidates conflict with these patents. We have not conducted freedom to use patent searches on all aspects of our product candidates or potential product candidates, and may be unaware of relevant patents and patent applications of third parties. In addition, those freedom to use patent searches that have been conducted may not have identified all relevant issued patents or all relevant pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some instances, until issuance as patents.

        An issued patent gives rise to a rebuttable presumption of validity under U.S. law and the laws of some other countries. The holders of these or other patents could bring legal actions against our collaborators or us for damages or to stop us or our collaborators from using the affected technology, which could limit our ability to develop and commercialize our product candidates. If any of our potential products are found to infringe a patent of a competitor or third party, we or our collaborators may be required to pay damages and to either obtain a license in order to continue to develop and commercialize the potential products or, at the discretion of the competitor or third party, to stop development and commercialization of the potential products. Since we have concentrated our resources on developing only a limited number of products, the inability to market one of our products would disproportionately affect us as opposed to a competing company with many products in development.

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

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR PRODUCTS OR PRODUCT CANDIDATES

        In September 1999, a patient undergoing gene therapy using an adenoviral vector to deliver a therapeutic gene died as a result of an adverse reaction to the treatment. This death was widely publicized. His family has since filed lawsuits against his doctors and the University of Pennsylvania. Other patient deaths have occurred in other gene-based clinical trials. These deaths and the resulting publicity surrounding them, as well as any other serious adverse events in the field of gene therapy that may occur in the future, may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. As a result of the incident in September 1999, the United States Senate has commenced hearings to determine whether additional legislation is required to protect volunteers and patients who participate in gene therapy clinical trials. Additionally, the National Institutes of Health and its advisory bodies routinely review the field of gene therapy and issue reports on the adverse events reported by investigators. In addition, the NIH has recently approved a proposal to establish a Gene Transfer Safety Assessment Board to review serious adverse event reports, annual reports and other safety information in order to assess toxicity and safety and report these findings at NIH Recombinant DNA Advisory Committee (RAC) meetings. Likewise, the FDA is considering a proposed rule to require submission of redacted INDs and required IND safety and annual reports for the purpose of making this information public. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

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

WE MAY BE SUED FOR PRODUCT LIABILITY, WHICH COULD DAMAGE OUR REPUTATION AND EXPOSE US TO UNANTICIPATED COSTS

        We, alone or with our collaborators, may be held liable if any product our collaborators or we develop, or any product which is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of the merit or eventual outcome, product liability claims may result in:

  •
  withdrawal of product candidates from our clinical trials;

  •
  damage to our reputation;

  •
  costs of litigation;

  •
  substantial monetary awards to plaintiffs; and

  •
  decreased demand for our products or product candidates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        There were no matters submitted by the Company during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	PRESENT POSITION WITH THE REGISTRANT
Paul H. Fischer, Ph.D	52	President, Chief Executive Officer and Director
Jeffrey W. Church	45	Chief Financial Officer, Treasurer and Corporate Secretary
C. Richter King, Ph.D	47	Vice President, Research
Imre Kovesdi, Ph.D	55	Vice President, Chief Scientific Officer
Henrik S. Rasmussen, M.D., Ph.D	43	Senior Vice President, Clinical Operations and Regulatory Affairs
Thomas E. Smart	38	Senior Vice President, Corporate Development
Grant A. Yonehiro	38	Drug Development Vice President

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

        Henrik S. Rasmussen, M.D., Ph.D. joined us in April 1999 and currently serves as our Senior Vice President of Clinical Operations and Regulatory Affairs. From 1994 to April 1999, Dr. Rasmussen served as Vice President for Clinical Research/Senior Vice President for Clinical Research and Regulatory Affairs at British Biotech in Annapolis, Maryland. From 1989 to 1994, Dr. Rasmussen served in various positions at Pfizer Central Research, including Global Study Director and Global Candidate Leader. Dr. Rasmussen has been involved in drug development in a number of different therapeutic areas, including cardiology, oncology, inflammation, acute care, neurology and dermatology and has authored or co-authored over 120 scientific papers and abstracts. Dr. Rasmussen received his M.D. and Ph.D. degrees from the University of Copenhagen and spent four years practicing medicine in the fields of cardiology, gastroenterology, infectious disease, immunology and rheumatology at a major university hospital in Copenhagen.

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

        Grant A. Yonehiro was named Drug Development Vice President effective March 1, 2002. From 2000 to 2001 he served as Vice President, Commercial Operations and from 1997 to 2000, he served as our Vice President, Product Management. From March 1996 to April 1997, Mr. Yonehiro served as our Associate Director of Corporate Development and from April 1997 to September 1997, he served as our Director of Corporate Development. From January 1994 to March 1996, Mr. Yonehiro served as a Manager, Corporate Development for Cell Genesys, Inc., a biotechnology company. Mr. Yonehiro received a Bachelor of Individualized Studies from the University of Minnesota and his M.B.A. from the University of California at Berkeley.

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

	HIGH	LOW
December 12-31, 2000	$9.875	$9.50
First Quarter 2001	$10.00	$4.00
Second Quarter 2001	$5.25	$2.75
Third Quarter 2001	$3.10	$1.70
Fourth Quarter 2001	$4.95	$1.65

        As of February 28, 2002, there were approximately 164 holders of record of our common stock. We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

        Since completion of the public offering in December 2000, pursuant to Form S-1, Commission File No. 333-47408), the net offering proceeds have been invested in cash equivalents and short and long-term investments. The cash equivalents consist of commercial paper having maturities of three months or less. Our investment portfolio consists of investment grade government agency notes and corporate bonds having maturities of less than five years. During the current year we have expended approximately $3.1 million of the proceeds of our initial public offering for research and development activities, approximately $1.5 million for general and administrative expenses, approximately $130,000 for capital expenditures and approximately $230,000 for repayment of loans and capital leases.

        Recent sales of unregistered securities.    On December 21, 2001, we sold 1,791,000 shares of our common stock to each of two accredited investors, HealthCare Ventures V LP and HealthCare Ventures VI LP, for a total of 3,582,000 shares at a price of $3.60 per share, or an aggregate price of $12,895,200. The shares of common stock were sold pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2001. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	DECEMBER 31,
	1997	1998	1999	2000	2001
IN THOUSANDS, EXCEPT PER SHARE DATA SUMMARY STATEMENTS OF OPERATIONS:
Revenues:
Ongoing research and development support	$3,188	$6,750	$14,075	$8,835	$2,642
Contract, license and milestone payments	2,500	3,000	2,875	5,050	1,775

Total revenues	5,688	9,750	16,950	13,885	4,417

Operating expenses:
Research and development	8,085	10,592	14,198	15,356	16,309
General and administrative	4,031	5,903	5,278	6,912	8,727

Total operating expenses	12,116	16,495	19,476	22,268	25,036

Loss from operations	(6,428)	(6,745)	(2,526)	(8,383)	(20,619)
Other income, net	263	398	607	534	1,524

Net loss	$(6,165)	$(6,347)	$(1,919)	$(7,849)	$(19,095)

Basic and diluted net loss per share	$(4.30)	$(4.10)	$(1.22)	$(2.80)	$(1.05)

Shares used in computing basic and diluted net loss per share	1,435	1,549	1,576	2,808	18,124

	AS OF DECEMBER 31,
	1997	1998	1999	2000	2001
IN THOUSANDS
SUMMARY BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$9,364	$8,919	$13,884	$39,790	$19,930
Working capital	8,081	5,621	8,348	35,837	17,017
Long-term investments	—	—	2,485	6,682	21,988
Total assets	10,547	11,721	28,636	57,179	51,366
Long-term obligations, less current portion	47	—	6,822	6,026	5,088
Deferred compensation	(1,360)	(836)	(850)	(5,063)	(3,146)
Accumulated deficit	(34,630)	(40,977)	(42,896)	(50,745)	(69,841)
Total stockholders' equity	4,144	5,280	11,931	44,316	40,128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report. See "Business—Risks and Uncertainties" regarding certain factors known to GenVec that could cause reported financial information not to be necessarily indicative of future results, including discussions of the risks related to the development, regulatory approval, proprietary protection of our gene therapy products, and their market success relative to alternative products.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates using authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. While our significant accounting policies are more fully described in Note 2 to our financial statements included in this report, we believe the following accounting policies to be critical:

        Revenue.    Research and development (R&D) revenue, from cost-reimbursement and cost-plus agreements, are recognized as earned based on the performance requirements of the contract. Non-refundable R&D fees for which no further performance obligations exist are recognized when collection is assured. Contract and upfront license payments where we have continued involvement through a research or development collaboration are recognized ratably over the contract period. Revenue associated with performance milestones are recognized based on achievement of the milestones as defined in the respective agreements.

        Clinical Trial Expenses.    Clinical trial expenses are payable to clinical sites and core laboratories. Expenses for clinical sites are accrued on a straight-line basis over the treatment period based on the number of patients treated for each trial. Expenses for core laboratories are recognized as incurred.

OVERVIEW

        We develop gene-based products that cause the production of therapeutic proteins at the site of disease. We believe that local production of proteins over a sustained period will allow the proteins to deliver their potential therapeutic benefit while minimizing side effects. Our current areas of focus are cardiovascular disease, particularly coronary artery disease and peripheral vascular disease, oncology and ophthalmology. We are developing BioBypass® angiogen as part of our collaboration with Warner-Lambert, under which we have received approximately $60.0 million in license fees, research and development funding, milestone payments and equity purchases. The following table summarizes actual payments received under our collaboration with Warner-Lambert as of December 31, 2001.

	ONGOING RESEARCH AND DEVELOPMENT SUPPORT		CONTRACT, LICENSE AND MILESTONE PAYMENTS
YEAR	RESEARCH	PROCESS DEVELOPMENT (2)	LICENSE FEES (1)	MILESTONE PAYMENTS	EQUITY PURCHASES	TOTAL
1997	$3,000,000	$—	$5,000,000	$2,000,000	$2,000,000	$12,000,000
1998	6,000,000	—	—	2,000,000	—	8,000,000
1999	5,500,000	6,250,000	3,750,000	—	8,000,000	23,500,000
2000	4,500,000	3,000,000	—	2,000,000	5,000,000	14,500,000
2001	1,978,000	—	—	—	—	1,978,000

Total as of December 31, 2001	$20,978,000	$9,250,000	$8,750,000	$6,000,000	$15,000,000	$59,978,000

(1)
For financial reporting purposes, the $5.0 million license fee received in July 1997 was amortized over four years and the $3.75 million license fee received in January 1999 was amortized over two years based on the terms of the sponsored research and development agreements.

(2)
Excludes $1.6 million, $0.9 million and $75 thousand in expense reimbursements recognized in 1999, 2000 and 2001, respectively.

        On January 22, 2002, Pfizer, Inc. the parent company of Warner-Lambert, notified us of their plans to discontinue the co-development of BioBypass® angiogen, thus returning all development and commercialization rights to us. Under the terms of the 1997 collaboration agreement, Pfizer will be responsible for all development costs associated with the ongoing Phase II clinical trials of BioBypass® angiogen through July 22, 2002, including the costs related to the orderly transfer to us of the Investigative New Drug (IND) applications for both coronary artery and peripheral vascular disease indications.

        BioBypass® angiogen is currently in two separate Phase II clinical trials to evaluate its potential use in the treatment of coronary artery disease and peripheral vascular disease. As of February 28, 2002, over 90% of the patients have been enrolled in the current Phase II studies. It is anticipated that all patients will be treated by the end of April 2002. We are working with Pfizer to transfer the IND applications and to assume responsibility for clinical development, regulatory approval, manufacturing and commercialization of BioBypass® angiogen. Initial clinical results are expected to be available in late 2002 or early 2003. We may seek a corporate partner to help us develop and commercialize one or both of the disease indications being tested.

        We have generated no product revenues and have funded our operations primarily through the private and public placement of equity securities and the proceeds of our corporate collaboration agreements. For more information about our collaboration with Warner-Lambert, see "Business—Our Collaborative Relationships."

        In accordance with Staff Accounting Bulletin 101, we have deferred recognition of up-front contract or license payments received under our collaboration and license agreements and have amortized the related unearned revenues over the terms of the collaboration agreements, generally ranging from two to four years. During 1997 and 1999, we received $5.0 million and $4.1 million, respectively, in upfront contract and license fees. Our results of operations included $2.9 million, $3.0 million and $1.8 million during the years ended 1999, 2000 and 2001 of amortization of these upfront contract and license fees. As of December 31, 2001, we have amortized all of these amounts into income.

        Our results of operations for the year ended December 31, 2000 included $2.0 million in milestone revenues recognized. Our results of operations in the future may fluctuate based upon the timing and progress of developmental efforts resulting in performance-based milestone payments.

        As discussed in the Business section of this report, we have recently entered into a contract with the Vaccine Research Center at the National Institutes of Allergy and Infectious Diseases of the National Institutes of Health to develop and manufacture preventative AIDS vaccine candidates. Under the terms of this agreement, we may receive up to $10.2 million in research and development funding.

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

        We have incurred operating losses each year since inception and, as of December 31, 2001, had an accumulated deficit of approximately $69.8 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees and other expenses related to our product development and research programs. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities. We expect to incur substantial additional operating losses for at least the next few years as a result of increases in our expenses for research and development activities.

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

        Through December 31, 2001, we had recorded an aggregate of $9.1 million of deferred compensation expense resulting from the granting of stock options to employees, directors or consultants covering shares of our common stock, which stock options had exercise prices below the fair value of the underlying common stock at the date of their grant. Net of prior amortization and cancellations, net deferred compensation of $3.1 million at December 31, 2001 will be amortized over the vesting periods of the respective options, typically four years. We anticipate recording total compensation charges resulting from the amortization of the deferred compensation expense recorded as of December 31, 2001 approximately as follows: $1.2 million in 2002, $1.1 million in 2003 and $0.8 million in 2004. During 2001 the Company amortized $1.6 million of deferred compensation expense.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES:

        Ongoing research and development support.    Ongoing research and development support decreased 70% to $2.6 million in 2001 from $8.8 million in 2000 primarily as a result of scheduled reductions in research and development support under our collaboration agreement with Warner-Lambert. In addition, revenue recognized in 2000 included $3.0 million in process development support received for successfully establishing a manufacturing process suitable for clinical manufacturing. Over 77% and 94% of our ongoing research and development support in 2001 and 2000 were earned under our collaboration agreement with Warner-Lambert, which they have elected to discontinue. Future ongoing research and development support will come from existing contracts, including those with Fuso Pharmaceuticals and the Vaccine Research Center of NIH, and from future collaborative agreements.

        Contract, license and milestone payments.    Recognition of contract, license and milestone payments decreased to $1.8 million in 2001 from $5.1 million in 2000. Revenues in 2001 consisted of amortization of upfront contract and license fees. Revenues in 2000 consisted of amortization of upfront contract and license fees and a $2.0 million technology success fee related to the development of a production process and testing methods suitable for clinical supplies for pivotal trials.

OPERATING EXPENSES:

        Research and development.    Research and development expenses increased 6% to $16.3 million in 2001 from $15.4 million in 2000. The increase in our research and development activities related primarily to internal product development programs including the initiation of clinical development of TNFerade and preclinical development efforts for our AdPEDF product program.

        General and administrative.    General and administrative expenses increased 26% to $8.7 million in 2001 from $6.9 million in 2000. The increase was primarily attributable to higher levels of expenditures related to legal and consulting fees associated with our new product development initiatives, including acquiring and maintaining our intellectual property portfolio, higher compensation charges resulting from several new hires, related recruiting and relocation costs and the increased cost of Director and Officer Liability insurance as a public company.

        Other income.    Other income, consisting primarily of interest income, net of interest expense, increased 185% to $1.5 million in 2001 from $534,000 in 2000. The $1.0 million increase was due to higher levels of cash available for investing as a result of our IPO in December 2000.

YEARS ENDED DECEMBER 31, 2000 and 1999

REVENUES:

        Ongoing research and development support.    Ongoing research and development support decreased 37% to $8.8 million in 2000 from $14.1 million in 1999 as a result of scheduled reductions in research and development support under our collaboration agreement with Warner-Lambert. Revenue from ongoing research and development support in 1999 included additional revenues resulting from an amendment to the collaboration agreement with Warner-Lambert effective January 1, 1999. Pursuant to the amendment, Warner-Lambert received the right, at its expense, to manufacture collaboration products for clinical and commercial sales worldwide, excluding Asia. Before the amendment, we were expending funds to develop manufacturing capability for which we were not entitled to reimbursement. In connection with the amendment, we were entitled to receive additional payments from Warner-Lambert for process development support activities. These payments aggregated $6.3 million in 1999, which included $1.3 million for reimbursement of expenditures incurred by us before 1999. Payments for process development support in 2000 totaled $3.0 million for successfully establishing a manufacturing process suitable for clinical manufacturing. Over 94% of our ongoing research and development support in 2000 and 1999 were earned under our collaboration agreement with Warner-Lambert.

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

OPERATING EXPENSES:

        Research and development.    Research and development expenses increased 8% to $15.4 million in 2000 from $14.2 million in 1999. The increase in our research and development activities related primarily to internal product development programs including the initiation of clinical development of TNFerade and preclinical development efforts for our AdPEDF product and GENSTENT programs.

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

        Other income.    Other income, consisting primarily of interest income, net of interest expense, decreased 12% to $534,000 in 2000 from $607,000 in 1999. The $73,000 decrease was due to increased interest expense related to the financing of our new facility, and lower levels of cash available for investing as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

        In December 2000, we raised $34.0 million, net of underwriters discounts and commissions of $2.7 million and offering costs of $1.3 million, from our initial public offering. Concurrent with the closing of this offering, we sold $5.0 million of our common stock to Warner-Lambert in a private transaction as part of the 1997 research, development and collaboration agreement. In December 2001 we raised an additional $12.8 million, net of offering costs of $118,000, in a private equity offering.

        As of December 31, 2001, we held $19.9 million in cash and cash equivalents and short-term investments, as compared to $39.8 million as of December 31, 2000 and $22.0 million in long-term investments as of December 31, 2001 compared to $6.7 million as of December 31, 2000. Net cash used in operating activities was approximately $16.2 million in 2001. Net cash used in investing activities was approximately $15.1 million, which consisted principally of the purchases of investment securities of a longer-term duration and the purchase of property and equipment. In the past, we have contracted with various academic institutions and research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses. Several of these contracts are currently in the renewal process. Our commitments are summarized in the following table:

	Payments Due by Period (000's)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$5,987	$915	$1,346	$1,390	$2,336
Capital Lease Obligations	34	17	17	—	—
Operating Leases	5,853	705	1,437	1,472	2,239
Other Obligations	960	960	—	—	—

Total Contractual Cash Obligations	$12,834	$2,597	$2,800	$2,862	$4,575

        As discussed above, Pfizer notified us of their plans to discontinue the co-development of BioBypass® angiogen; Pfizer has no obligations to us after July 2002. As a result, we will no longer be receiving milestone and other payments that we had been receiving under the terms of the agreement.

These milestones and other payments, together with securities offerings, have been our primary source of funding during the last several years. We will require substantial funds in addition to our present working capital to develop our product candidates and meet our business objectives. We may seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional licensing arrangements, or some combination of these alternatives. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development or clinical programs.

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

        In connection with the return of BioBypass® angiogen, we expect to incur additional costs related to the transfer of required technology and manufacturing capability to a contract manufacturing organization for production of BioBypass® angiogen for Phase III clinical trials. Costs may be incurred in connection with the transfer itself as well as potential delays in our clinical trials if product is not available for scheduled trials due to manufacturing delays. We may also incur patient follow-up costs in connection with our assumption of the ongoing clinical trials for BioBypass® angiogen.

        As of December 31, 2001, we held $41.9 million in cash and investments. We believe that our cash reserves and anticipated cash flow from our current corporate collaborations will be sufficient to support our operations for approximately 18 months. Without new corporate collaborations or additional equity financing, we would use approximately $25.0 million in cash over the next twelve months, including approximately $2.5 million for capital expenditures related to expansion of facilities and internal research and development capabilities. We expect that significant additional financing will be required in the future, which we may seek to raise through public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives.

        As of December 31, 2001, our net operating loss carry forwards were approximately $62.9 million. If not utilized, our loss carry forwards will expire at various dates through 2021. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations may have been triggered as a result of past or future financings. This annual limitation may result in the expiration of certain net operating losses before their use.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2001, we had cash and cash equivalent and short-term and long-term investments of $41.9 million as follows:

Cash and cash equivalents	$14.5 million
Short-term investments	$5.4 million
Long-term investments	$22.0 million

        Our exposure to market risk is confined to our cash and cash equivalents, which consist of commercial paper having maturities of less than one year, and our investment portfolio. We maintain an investment portfolio of investment grade government agency notes, corporate bonds and asset-backed securities. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2001, securities totaling $5.4 million mature in 2002, $6.7 million mature in 2003, $6.1 million mature in 2004, $4.4 million mature in 2005 and $4.8 million mature in 2006. While we do not believe that an increase in market rates would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

        At December 31, 2001, we had an outstanding bond payable of $4.6 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.68% plus a remarketing fee. We also have outstanding loans and capital lease obligations totaling $1.4 million at fixed interest rates ranging from 5.0% to 10.8%. Principal and interest on these loans is due and payable monthly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F below for a list of the financial statements being filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information required by this item, with the exception of information on our executive officers, is incorporated by reference from our Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from our Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from our Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from our Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements—See index to Financial Statements on page F below for a list of the financial statements being filed herein.
	(2)
		Financial Statement Schedules—All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.
	(3)	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation of GenVec, Inc.(1)
3.1(a)	Amendment to Amended and Restated Certificate of Incorporation.(1)
3.2	Amended & Restated Bylaws of GenVec, Inc.(1)
4.1
Rights Agreement dated as of September 7, 2001 between the Registrant and American Stock Transfer & Trust Company, the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto(4)
4.2	Stock Purchase Agreement dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant(5)

4.3	Investor Rights Agreement, dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant(5)
10.1	Form of Indemnification Agreement for Directors and Officers.(1)
10.2	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.*(2)
10.3	2000 Employee Stock Purchase Plan, and form of agreement thereunder.*(1)
10.4	Amended and Restated 2000 Director Option Plan.* (filed herewith)
10.5	Research, Development and Collaboration Agreement dated July 21, 1997 between the Warner-Lambert Company and the Registrant.(1)
10.5.1	Amendment 1 to Research, Development and Collaboration Agreement between the Warner- Lambert Company and Registrant effective January 1, 1999.(1)
10.6	Stock Purchase Agreement dated July 21, 1997 between the Warner-Lambert Company and the Registrant.(1)
10.7	License Agreement dated May 31, 1996 between Scios, Inc. and the Registrant.(1)
10.8	Collaboration Agreement dated September 26, 1997 between Fuso Pharmaceutical Industries, Ltd. and the Registrant.(1)
10.9	Commercialization Agreement dated September 26, 1997 between Fuso Pharmaceutical Industries Ltd. and the Registrant.(1)
10.10	License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Registrant.(1)
10.11	Sponsored Research Agreement dated April 1, 1998 between Cornell University and the Registrant.(1)
10.12	Amended and Restated Exclusive License Agreement dated April 1, 1993 between Cornell University and the Registrant.(1)
10.13	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Registrant.(1)
10.14
Consulting Agreement dated March 17, 1999 between the Registrant and Herbert J. Conrad, and amendment number 1 thereto dated February 14, 2001, and amendment number 2 dated April 1, 2001.* (filed herewith)
10.15	Amended and Restated Registration Rights Agreement dated December 2, 1998 between the Registrant and certain stockholders.(1)
10.16	Patent License Agreement dated January 8, 2000 between the Registrant and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000.(1)
10.16.1	Patent License Agreement dated December 20, 2000 between the Registrant and Northwestern University(3).
10.17	License Agreement dated June 30, 1996 between the Registrant and the University of Pittsburgh — of the Commonwealth system of Higher Education, and amendments thereto.+(1)
10.18	Employment Agreement between the Registrant and Paul H. Fischer, Ph.D. dated March 1, 1995.*(1)

10.19	Employment Agreement between the Registrant and Imre Kovesdi, Ph.D. dated June 3, 1993*(1)
10.20	Employment Agreement between the Registrant and Thomas E. Smart dated March 7, 1995.*(1)
10.21	Employment Agreement between the Registrant and Henrik Rasmussen, M.D., Ph.D. dated April 13, 1999.*(1)
10.22	Employment Agreement between the Registrant and C. Richter King, Ph.D. dated April 8, 1998.*(1)
10.23	Employment Agreement between the Registrant and Jeffrey W. Church dated July 28, 1998.*(1)
10.24
Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002 +(filed herewith)
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

(3)
Incorporated by reference from our Annual Report on Form 10-K (File No: 0-24469) filed with the Securities and Exchange Commission on March 30, 2001.

(4)
Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.

(5)
Incorporated by reference from our Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on January 3, 2002.

(b)
Reports on Form 8-K.

  No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.
March 28, 2002	By:	/s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D. President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE

/s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ JEFFREY W. CHURCH Jeffrey W. Church	Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 28, 2002
* Herbert J. Conrad	Director	March 28, 2002
* Wayne T. Hockmeyer, Ph.D.	Director	March 28, 2002
* John Landon	Director	March 28, 2002
* Harry T. Rein	Director	March 28, 2002
* Harold R. Werner	Director	March 28, 2002
* Wendell Wierenga, Ph.D.	Director	March 28, 2002
* Gregory Zaic	Director	March 28, 2002
By:	*PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D. Attorney-in-Fact

GENVEC, INC.
INDEX TO FINANCIAL STATEMENTS

PAGE NO.
Independent Auditors' Report	F-1
Balance Sheets as of December 2000 and 2001	F-2 to F-3
Statements of Operations – Years Ended December 31, 1999, 2000 and 2001	F-4
Statements of Stockholders' Equity – Years Ended December 31, 1999, 2000 and 2001	F-5
Statements of Cash Flows – Years Ended December 31, 1999, 2000 and 2001	F-6
Notes to Financial Statements	F-7 to F-26

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GenVec, Inc.

We have audited the accompanying balance sheets of GenVec, Inc. as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

McLean, Virginia
February 26, 2002

GENVEC, INC.

Balance Sheets

	DECEMBER 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$33,623,689	$14,516,442
Short-term investments (note 3)	6,166,583	5,413,979
Prepaid expenses	725,276	661,331
Receivables from related party (note 6)	210,426	—
Other current assets	370,707	461,688
Bond sinking fund (note 5)	212,500	238,021

Total current assets	41,309,181	21,291,461
Property and equipment, net (notes 4 and 5)	8,707,359	7,974,279
Long-term investments (note 3)	6,682,315	21,988,265
Other assets (note 2)	479,949	111,700

Total assets	$57,178,804	$51,365,705

See accompanying notes to financial statements.

GENVEC, INC.

Balance Sheets (continued)

	DECEMBER 31,
	2000	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$487,682	$1,184,126
Accrued expenses	657,883	422,637
Accrued clinical trial expenses	—	221,726
Accrued technological license and intellectual property expenses	348,007	111,904
Accrued payroll, bonus and related expenses	639,632	940,071
Accrued offering costs	567,794	—
Unearned revenue	1,900,000	461,136
Current portion of bond payable (notes 4 and 5)	425,000	450,000
Current portion of notes payable and capital lease obligation (notes 4 and 5)	445,811	482,459

Total current liabilities	5,471,809	4,274,059

Notes payable and capital lease obligations, less current portion (notes 4 and 5)	1,451,490	963,407
Bond payable (notes 4 and 5)	4,575,000	4,125,000
Deferred credit (note 7)	1,242,653	1,182,973
Unearned revenue	100,000	—
Other non-current liabilities	22,131	692,519

Total noncurrent liabilities	7,391,274	6,963,899

Commitments (notes 5 and 7)
Stockholders' equity (notes 6 and 8):
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2000 and 2001, no shares issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 0 and 600,000 shares authorized at December 30, 2000 and 2001, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized at December 31, 2000 and 2001, 17,995,444 and 21,781,173 shares issued at December 31, 2000 and 2001, 17,924,494 and 21,710,223 shares outstanding at December 31, 2000 and 2001	17,995	21,781
Additional paid-in capital	100,069,852	112,798,109
Accumulated deficit	(50,745,238)	(69,840,671)
Deferred compensation (note 8)	(5,063,240)	(3,146,344)
Accumulated other comprehensive income (notes 3, 5 and 11)	36,423	294,943
Treasury stock, 70,950 common shares	(71)	(71)

Total stockholders' equity	44,315,721	40,127,747

Total liabilities and stockholders' equity	$57,178,804	$51,365,705

See accompanying notes to financial statements.

GENVEC, INC.
Statements of Operations

	YEARS ENDED DECEMBER 31,
	1999	2000	2001
Revenues (note 6):
Ongoing research and development support	$14,074,949	$8,835,014	$2,641,952
Contract, license and milestone payments	2,875,000	5,050,000	1,775,000

Total revenues	16,949,949	13,885,014	4,416,952

Operating expenses:
Research and development	14,198,611	15,356,303	16,308,699
General and administrative	5,278,018	6,911,925	8,727,135

Total operating expenses	19,476,629	22,268,228	25,035,834

Loss from operations	(2,526,680)	(8,383,214)	(20,618,882)

Other income (expense):
Interest income	742,387	1,063,607	2,102,872
Interest expense	(135,197)	(529,548)	(579,423)

Total other income	607,190	534,059	1,523,449

Net loss	$(1,919,490)	$(7,849,155)	$(19,095,433)

Basic and diluted net loss per share (note 2)	$(1.22)	$(2.80)	$(1.05)

Shares used in computing basic and diluted net loss per share (note 2)	1,576,443	2,807,809	18,124,351

See accompanying notes to financial statements.

GENVEC, INC.
Statements of Stockholders' Equity

	CONVERTIBLE PREFERRED STOCK
			COMMON STOCK						ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
					ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATON	ACCUMULATED DEFICIT	TREASURY STOCK AMOUNT
	SHARES	AMOUNT	SHARES	AMOUNT						TOTAL
Balance, December 31, 1998	7,042,263	$7,042	1,554,853	$1,554	$47,083,710	$(835,641)	$(40,976,593)	$(71)	$—	$5,280,001
Issuance of convertible preferred shares, net of issuance costs of $12,663 (note 8)	653,139	653	—	—	7,986,671	—	—	—	—	7,987,324
Exercise of options	—	—	43,740	44	67,526	—	—	—	—	67,570
Deferred compensation resulting from grant of options below fair value	—	—	—	—	578,330	(578,330)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	563,552	—	—	—	563,552

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,919,490)	—	—	(1,919,490)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(47,486)	(47,486)

Comprehensive loss	—	—	—	—	—	—	(1,919,490)	—	(47,486)	(1,966,976)

Balance, December 31, 1999	7,695,402	7,695	1,598,593	1,598	55,716,237	(850,419)	(42,896,083)	(71)	(47,486)	11,931,471
Conversion of convertible preferred shares into common shares (note 8)	(7,695,402)	(7,695)	11,543,092	11,543	(3,848)	—	—	—	—	—
Issuance of common shares through initial public offering, net of issuance costs of $1,373,116 (note 8)	—	—	4,000,000	4,000	33,962,882	—	—	—	—	33,966,882
Issuance of common shares through private sale concurrent with initial public offering (note 6)	—	—	421,052	421	4,999,572	—	—	—	—	4,999,993
Payout of fractional shares from share reclassification	—	—	—	—	(266)	—	—	—	—	(266)
Exercise of options and warrants	—	—	432,707	433	66,008	—	—	—	—	66,441
Deferred compensation resulting from grant of options below fair value	—	—	—	—	5,329,267	(5,329,267)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,116,446	—	—	—	1,116,446

Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,849,155)	—	—	(7,849,155)
Unrealized gain on investments	—	—	—	—	—	—	—	—	83,909	83,909

Comprehensive loss	—	—	—	—	—	—	(7,849,155)	—	83,909	(7,765,246)

Balance, December 31, 2000	—	—	17,995,444	17,995	100,069,852	(5,063,240)	(50,745,238)	(71)	36,423	44,315,721
Issuance of common shares through private equity offering, net of issuance costs of $117,839 (note 8)	—	—	3,582,000	3,582	12,773,779	—	—	—	—	12,777,361
Exercise of options and warrants	—	—	162,332	162	103,499	—	—	—	—	103,661
Issuance of common shares through Employee Stock Purchase Plan	—	—	41,397	42	102,843	—	—	—	—	102,885
Payment of stock note receivable	—	—	—	—	79,704	—	—	—	—	79,704
Reversal of deferred compensation for option cancellations	—	—	—	—	(331,568)	331,568	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,585,328	—	—	—	1,585,328

Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,095,433)	—	—	(19,095,433)
Net unrealized change in:
Investments	—	—	—	—	—	—	—	—	594,923	594,923
Cash flow hedge derivative	—	—	—	—	—	—	—	—	(336,403)	(336,403)

Comprehensive loss	—	—	—	—	—	—	(19,095,433)		258,520	(18,836,913)

Balance, December 31, 2001	—	$—	21,781,173	$21,781	$112,798,109	$(3,146,344)	$(69,840,671)	$(71)	$294,943	$40,127,747

See accompanying notes to financial statements.

GENVEC, INC.
Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(1,919,490)	$(7,849,155)	$(19,095,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	746,895	1,589,111	1,808,233
Stock option and warrant compensation expense (note 8)	563,552	1,116,446	1,585,328
Loss on disposal of assets	30,297	41,956	128,615
Changes in operating assets and liabilities:
Receivables from related party	(778,250)	567,824	210,426
Accounts payable and accrued expenses	531,000	(859,934)	179,466
Unearned revenue	1,175,000	(2,675,000)	(1,538,864)
Other assets and liabilities, net	144,549	(934,515)	529,781

Net cash provided by (used in) operating activities	493,553	(9,003,267)	(16,192,448)

Cash flows from investing activities:
Purchases of property and equipment	(6,120,210)	(907,200)	(1,040,121)
Purchases of investments available-for-sale	(9,143,094)	(11,026,555)	(32,031,701)
Purchases of investments held-to-maturity	(2,217,660)	—	—
Purchases of investment bond trust	(5,000,000)	—	—
Proceeds from maturities of investments held-to maturity	2,500,000	—	—
Proceeds from sale and maturity of investments available-for-sale	6,644,305	6,125,735	17,981,017
Proceeds from sale of investment bond trust	3,576,934	1,423,066	—
Proceeds from sale of assets	—	11,954	1,330

Net cash used in investing activities	(9,759,725)	(4,373,000)	(15,089,475)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	67,570	39,033,317	13,063,611
Proceeds from issuance of preferred stock, net of issuance costs	7,987,324	—	—
Loan proceeds	7,484,404	93,263	—
Payments under capital lease obligations	(45,933)	(24,097)	(35,070)
Loan payments	(295,889)	(360,380)	(416,365)
Bond financing payments	(209,735)	—	—
Bond sinking fund payments	—	(212,500)	(437,500)
Change in bank overdraft payable	(334,593)	—	—

Net cash provided by financing activities	14,653,148	38,529,603	12,174,676

Increase (decrease) in cash and cash equivalents	5,386,976	25,153,336	(19,107,247)
Cash and cash equivalents, beginning of year	3,083,377	8,470,353	33,623,689

Cash and cash equivalents, end of year	$8,470,353	$33,623,689	$14,516,442

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$250,329	$495,138	$488,056

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets financed by lessor	$1,280,780	$—	$—

See accompanying notes to financial statements.

GENVEC, INC.

Notes to Financial Statements

December 31, 2000 and 2001

(1) ORGANIZATION AND BUSINESS DESCRIPTION

  GenVec, Inc. (GenVec or the Company) develops gene-based products that cause the production of therapeutic proteins at the site of disease. The Company's current areas of focus are cardiovascular disease, oncology and ophthalmology. The Company's product candidates are made up of genes and vehicles to deliver those genes into cells at the site of the disease, commonly called "vectors." The Company's product candidates are administered directly to the site of disease through devices, such as catheters and syringes.

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

  GenVec has developed a portfolio of product candidates. The Company's lead product candidate, BioBypass® angiogen, is intended to treat patients with coronary artery disease and peripheral vascular disease by inducing the formation of new blood vessels in tissues with inadequate blood flow. The Company is also developing TNFerade, which is intended to treat patients with various injectible solid tumors such as pancreatic, rectal and esophageal cancer and head and neck cancer and AdPEDF as a treatment for macular degeneration and diabetic retinopathy.

  The Company is subject to various risks common to companies within the biotechnology industry. These include, but are not limited to, development by competitors of new technological innovations; dependence on key personnel; dependence on limited number of products; risks inherent in the research and development of biotechnology products; protection of proprietary technology; acceptance of the Company's products by the country's regulatory agencies in which the Company may choose to sell its products, as well as the end customer; health care cost containment initiatives; and product liability and compliance with government regulations and agencies, including the U.S. Food and Drug Administration.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with original maturities of three months or less, and are recorded at amortized cost, which approximates fair value. Cash equivalents consist primarily of money market funds and commercial paper.

  (b) INVESTMENTS

    The Company's investments consist primarily of bonds, government agency notes and commercial paper. These investments are classified as available-for-sale securities, which are carried at fair value, with the unrealized holding gains and losses reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The

    Company has not experienced significant realized gains or losses on its investments through December 31, 2001.

    A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

  (c) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, long-term investments, bond sinking fund, interest rate swap, accounts payable, and notes payable.

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

  (e) OTHER ASSETS

    Other assets consist primarily of direct financing costs that are deferred and amortized over the life of the financing on a straight-line basis and prepayments on long-term insurance contracts that are amortized over the life of the agreement.

  (f)  ACCRUED TECHNOLOGICAL LICENSE AND INTELLECTUAL PROPERTY EXPENSES

    Accrued technological license and intellectual property expenses consists of expenses related to the acquisition and maintenance of the Company's intellectual property portfolios.

  (g) REVENUE RECOGNITION

    Since 1997, the Company has generated substantially all of its revenue through a collaborative research and development agreement with a related party (note 6).

    Research and development (R&D) revenue from cost-reimbursement agreements are recognized as earned based on the performance requirements of the contract. Non-refundable R&D fees for which no future performance obligations exist are recognized when collection is assured. Contract and upfront license payments where we have continued involvement through a research or development collaboration are recognized ratably over the contract period. Revenue associated with performance milestones is recognized based on achievement of the milestones as defined in the respective agreements. Research and development, contract, license and milestone revenue recognized in the accompanying statements of operations is not subject to repayment.

  (h) RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements.

  (i) CLINICAL TRIAL EXPENSES

    Clinical trial expenses are payable to clinical sites and core laboratories. Expenses for clinical sites, which consist of the costs of patient treatment and follow-up, are accrued on a straight-line basis over the treatment period based on the number of patients treated for each trial. Expenses for core laboratories are charged to operations as incurred.

  (j) COSTS OF BORROWING

    Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets.

  (k) INCOME TAXES

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  (l) NET LOSS PER SHARE

    Basic and diluted net loss per share, have been computed using the weighted average number of shares of common stock outstanding during the period.

    Had the Company been in a net income position, diluted earnings per share would have been presented and would have included the shares used in the computation of basic net loss per share as well as additional potential common shares related to outstanding options and warrants.

    The Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These securities outstanding consisted of the following:

	1999	2000	2001
Convertible preferred stock	11,543,092	—	—
Outstanding options	1,458,053	2,362,301	1,148,120
Warrants	384,660	53,823	2,773

  (m) COMPREHENSIVE LOSS

    Comprehensive loss consists of net loss and unrealized holding gains and losses from available-for-sale securities and cash flow hedge derivative and is presented in the statements of stockholders' equity.

  (n) INTEREST RATE SWAP

    The Company has an interest rate swap agreement to manage interest rate exposure. In 2000, the agreement was accounted for on an accrual basis. Amounts to be paid or received under this agreement are recognized over the life of the related debt and are included in interest expense. In 2001, the Company adopted SFAS No. 133. The interest rate swap qualifies as a cash flow hedge and accordingly, it has been recorded at its fair market value in the accompanying 2001 balance sheet. The cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS No. 133, as amended, increased comprehensive loss by $166,911.

  (o) TECHNOLOGICAL LICENSE AND INTELLECTUAL PROPERTY

    Technological license and intellectual property costs consist of payments associated with license agreements and legal costs associated with the acquisition and development of intellectual property. Costs associated with the acquisition and development of intellectual property are expensed when incurred.

  (p) STOCK OPTION PLAN

    The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations, and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with the provisions of SFAS No. 123.

  (q) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company's complex estimates involve recognition of revenue from R&D agreements and recognition of clinical trial costs.

(3) INVESTMENTS

  The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at December 31, 2000 and 2001, are as follows:

	2000
	Amortized cost	Gross unrealized holding gains	Fair value
Available for sale:
Certificates of deposit	$1,000,179	$78	$1,000,257
Asset backed securities	1,499,919	3,831	1,503,750
Corporate bonds	10,312,377	32,514	10,344,891

	$12,812,475	$36,423	$12,848,898

Classified as cash equivalents:
Commercial paper	$33,786,166	$—	$33,786,166

	2001
	Amortized cost	Gross unrealized holding gains	Fair value
Available for sale:
Government agency notes	$10,534,557	$232,058	$10,766,615
Asset backed securities	1,979,907	33,625	2,013,532
Corporate bonds	14,256,434	365,663	14,622,097

	$26,770,898	$631,346	$27,402,244

Classified as cash equivalents:
Commercial paper	$14,272,729	$—	$14,272,729

  Maturities of securities classified as available-for-sale were as follows at December 31, 2001:

	Amortized cost	Fair value
Available for sale:
Due within one year	$5,342,523	$5,413,979
Due after one year through five years	21,428,375	21,988,265

	$26,770,898	$27,402,244

(4) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at December 31:

	2000	2001
Equipment	$5,465,685	$5,965,627
Leasehold improvements	6,398,592	6,373,103
Furniture and fixtures	244,795	264,566

	12,109,072	12,603,296
Less accumulated depreciation and amortization	(3,401,713)	(4,629,017)

Property and equipment, net	$8,707,359	$7,974,279

  Depreciation and amortization expense related to property and equipment were $637,962, $1,474,177 and $1,631,376 for the years ended December 31, 1999, 2000 and 2001, respectively.

(5) NOTES PAYABLE, BOND PAYABLE AND CAPITAL LEASE OBLIGATIONS

  Notes payable, bond payable and capital lease obligations consist of the following:

	2000	2001
Industrial revenue bond	$5,000,000	$4,575,000
Notes payable:
Term loan from landlord	812,682	752,820
Equipment financing	890,453	533,951
Economic development loan	125,000	125,000
Capital lease obligations	69,166	34,095

	6,897,301	6,020,866
Less current maturities	(870,811)	(932,459)

	$6,026,490	$5,088,407

  (a) INDUSTRIAL REVENUE BOND

    In June 1999, in connection with the lease of the new building, the Company borrowed $5.0 million under an Industrial Revenue Bond with the State of Maryland to fund leasehold improvements and additional equipment needs of the Company. The Bond is secured by a first priority lien on all equipment and fixtures financed. The Bond is secured by a $2.5 million letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority and a $2.5 million guarantee from The Warner-Lambert Company. The Company incurs an annual fee for the letter of credit equal to one percent of the outstanding balance, which totaled $52,278 and $53,009 for the years ended December 31, 2000 and 2001. Warner-Lambert's guarantee will remain as long as the outstanding principal balance on the Bond is greater than $2.5 million. Warner-Lambert's guarantee will be reduced in value dollar for dollar as the principal balance decreases below $2.5 million.

    The Bond bears interest at a variable rate and matures on June 1, 2009. The weighted-average interest rate during 2001 was 4.02 percent. The Bond is subject to mandatory sinking fund redemption beginning July 2001. The Company began making sinking fund payments in July 2000, the balance of the sinking fund at December 31, 2000 and 2001 was $212,500 and $238,021, respectively.

    In October 2000, the Company entered into an interest rate swap agreement to reduce its exposure to adverse fluctuations in interest rates related to the Company's outstanding bond payable. The Company does not utilize financial instruments for trading or other speculative purposes. The interest swap agreement entitles the Company, on a monthly basis, to receive a LIBOR-based floating rate of interest and pay a fixed rate of interest of 6.68 percent. The interest rate swap has a total notional amount of $4.6 million and extends through the life of the outstanding bond.

    In accordance with the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded a cumulative effect-type adjustment of $166,911, which increased accumulated other comprehensive loss. For the year ended December 31, 2001, the Company recorded an additional $169,492 as an increase to other comprehensive loss to reflect the change in the fair value since January 1, 2001. Amounts included in the accumulated other comprehensive loss are reclassified into earnings in the same periods that the hedged transactions affect earnings, which occurs as interest expense is accrued on the bond. The amount reclassified from accumulated other comprehensive loss to the statement of operations for the year ended December 31, 2001 was approximately $123,000. Assuming stable interest rates, the Company estimates that it will amortize a loss of approximately $78,000 out of accumulated other comprehensive loss into interest expense over the next 12 months.

  (b) TERM LOAN

    In connection with the lease of the office and laboratory facility (see note 7), the landlord contributed $858,000 towards the construction of leasehold improvements in the form of a term loan. This loan is payable in monthly installments of $11,864, including interest at a fixed rate of 10.5 percent, which commenced in April 2000, over the remaining term of the building lease.

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

  (d) ECONOMIC DEVELOPMENT LOAN

    On September 29, 1999, the Company entered into an economic development fund agreement with Montgomery County, Maryland (the County) and received $125,000 for the purpose of relocation and expansion related expenses. The $125,000 received is considered a loan, which accrues interest on the principal balance at 5 percent a year until December 31, 2001. Quarterly payments of principal and interest are scheduled to commence on January 15, 2002. The final payment on the loan is due January 15, 2007.

    Loan payments may be deferred or forgiven by the County if the Company achieves certain incentive provisions outlined in the loan agreement related to the hiring of new employees within the Company. As of December 31, 2001, the Company achieved 55% of its expected employment increase. No guarantee can be made that the Company will achieve the targets that would result in a deferral or forgiveness of the loan.

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

    These capital lease obligations are collateralized by certain assets with a gross book value of $93,263 and related accumulated amortization of $33,669 at December 31, 2001.

    Aggregate maturities and sinking fund obligations for the Bond, notes payable and capital leases are as follows:

	Bond and Notes Payable	Capital Leases
2002	$915,088	$19,765
2003	714,810	9,307
2004	631,162	9,307
2005	678,787	—
2006	711,109	—
Thereafter	2,335,815	—

	5,986,771	38,379
Less interest payments	—	4,284

	$5,986,771	$34,095

(6) STRATEGIC ALLIANCES

  The Company has established collaborations with pharmaceutical and biotechnology companies to enhance its ability to discover, evaluate, develop and commercialize multiple product opportunities.

GENVEC, INC.

Notes to Financial Statements

December 31, 2000 and 2001

  (a) WARNER-LAMBERT COMPANY

    In July 1997, the Company entered into a collaboration with Warner-Lambert, a related party, to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of coronary artery disease and peripheral vascular disease. The agreement was amended effective January 1, 1999. Warner-Lambert has the primary responsibility for clinical development, regulatory approval, manufacturing and commercialization of products that the Company develops under this collaboration, including BioBypass® angiogen.

    As of December 31, 2001, under the terms of the collaboration, the Company has received approximately $60 million in non-refundable research and development funding, milestone payments, equity purchases and license fees. The Company has incurred research and development expenses in conjunction with this collaboration agreement of $7.7 million, $11.6 million, $11.2 million and $4.2 million, in 1998, 1999, 2000 and 2001, respectively. Warner-Lambert's research and development funding obligations to the Company extended through July 2001. On January 22, 2002, Pfizer, Inc., the parent company of Warner-Lambert, elected to discontinue co-development of BioBypass® with GenVec, thus returning its development and commercialization rights to the Company. Under the terms of the 1997 collaboration agreement, Pfizer will be responsible for all costs associated with the ongoing Phase II clinical trials of BioBypass® through July 22, 2002, including the costs relating to the orderly transfer of the Investigative New Drug applications for both coronary artery disease and peripheral vascular disease to GenVec.

    As part of the collaboration, Warner-Lambert agreed to purchase an aggregate of $20.0 million of the Company's capital stock upon the achievement of specific milestones. As of December 31, 2001, Warner-Lambert has purchased $15.0 million of the Company's capital stock including $2.0 million of the Company's capital stock in December 1997, consisting of 154,963 shares of the Company's Class E1 preferred stock at a price of approximately $12.91 per share, $3.0 million of the Company's capital stock in March 1999, consisting of 266,666 shares of Class E2 preferred stock at a price of $11.25 per share and 386,473 shares of Class E3 convertible preferred stock for $5.0 million at a price of $12.94 per share in July 1999. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common to each preferred share. In addition, Warner-Lambert purchased $5.0 million of the Company's capital stock in a private placement concurrent with the initial public offering, consisting of 421,052 shares at a price of $11.875 per share. According to the collaboration, Warner-Lambert is required to purchase, at the Company's election, up to $5.0 million of the Company's capital stock upon showing that a process has been established for the production of bulk product at a scale and site suitable for pivotal clinical studies as shown by the preparation of three consecutive lots of the first collaboration product. The purchase price for all these equity purchases is 125 percent of the fair market value of the securities. Warner-Lambert has also committed to guaranteeing a loan to the Company in a principal amount of $5.0 million. In 1999, the Company used $2.5 million of the loan guarantee to assist in the financing of leasehold improvements to the Company's new research and development/corporate headquarters facility. In December 2001, Pfizer provided the Company with a cash payment of $343,000 in the form of an interest differential in satisfaction of the remaining $2.5 million of the loan guarantee. The Company has deferred recognition of this amount and will treat it as a reduction of interest expense ratably over the term of an equipment-financing package that is currently under negotiation.

  (b) FUSO PHARMACEUTICALS INDUSTRIES, LTD.

    In September 1997, the Company established a collaboration with Fuso to conduct research and to identify, evaluate and develop gene therapy products for the treatment of cancer. Under the terms of the contract, the Company will receive $750,000 annually for five years, subject to Fuso's right to terminate the collaboration upon 90 days prior written notice. The annual payments are non-refundable. As part of the collaboration, the Company granted Fuso an exclusive, royalty-bearing license to develop and commercialize products developed under the collaboration for the treatment of cancer in Japan and at Fuso's option, Korea and Taiwan. Fuso will be responsible for the development and commercialization of any products in its territory. The Company will receive additional payments for the achievement by Fuso of specific product development and regulatory milestones, with the earliest of such payments not expected in the near term. The Company will also receive royalties on the sale of any such products commercialized by Fuso. The Company has retained all rights to develop and commercialize these products for the treatment of cancer in the rest of the world, and generally for all other uses worldwide, subject to certain restrictions, independently and with third parties. In connection with establishment of the collaboration, Fuso purchased $1.0 million of the Company's capital stock consisting of 75,329 shares of the Company's Class E convertible preferred stock for $13.28 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common shares to each preferred share. The Company recognized contract revenues from Fuso for each of the years ended December 31, 1999, 2000 and 2001 of $750,000, $450,000 and $588,864, respectively. As of December 31, 2001 the Company had recorded deferred revenue related to this collaboration of $461,136.

  (c) SCIOS, INC.

    In May 1996, the Company entered into an exclusive, worldwide license agreement with Scios for rights to all gene therapy applications of its proprietary form of the VEGF gene. Scios will share in certain profits the Company realizes from the research, development and commercialization of products incorporating the VEGF gene. The Company has agreed to provide a minimum royalty on revenues generated from the development of these products, which is creditable against the profits to be shared. In connection with the license agreement, Scios purchased 96,852 shares of the Company's Class D convertible preferred stock at a price of $10.33 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common shares to each preferred share. In addition, the Company granted Scios a warrant to purchase shares of the Company's common stock, which vests upon the earlier of the achievement of specified product development milestone events or certain dates. The warrants remain outstanding as of December 31, 2001.

  (d) CANTAB PHARMACEUTICALS RESEARCH LIMITED

    In November 1999, the Company and Cantab Pharmaceuticals Research Limited (Cantab) entered into a three-year non-exclusive license agreement and an option agreement for an exclusive license to develop and commercialize products utilizing the Company's herpes simplex virus patent portfolio. In consideration, Cantab paid the Company a non-refundable, non-creditable license fee totaling $300,000, which is being amortized over the term of the license agreement. In May of 2001, Cantab was acquired by Xenova Research Limited (Xenova). In November 2001, Xenova terminated the remainder of the license agreement. Accordingly, the Company has recognized the remaining $100,000 of unamortized license fee in revenue in the year ended December 31, 2001.

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

(7) COMMITMENTS

  (a) LEASE AGREEMENTS

    The Company has a ten-year non-cancelable operating lease for its office and laboratory space. The agreement includes a provision for a 3 percent annual increase in base rent. The lease contains renewal options for up to fourteen years and requires the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlords' initial contribution of $1,290,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease.

    Rent expense under all operating leases was approximately $571,000, $616,000 and $631,000 for the years ended December 31, 1999, 2000 and 2001.

    Future minimum lease payments under all non-cancelable operating leases are as follows:

2002	$705,195
2003	723,513
2004	713,539
2005	725,153
2006	746,747
Thereafter	2,238,379

$5,852,526

  (b) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS

    The Company has agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received exclusive licenses to the resulting technology. Total grants paid by the Company were $2,667,000, $2,010,000 and $2,050,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

    As discussed in Note 2, the Company has agreements with clinical sites for the treatment of patients under clinical protocols. Total clinical costs were $0, $27,000 and $393,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

    The Company has commitments to pay up to approximately $960,000 related to these grants and clinical agreements in 2002.

    Additionally, certain agreements disclosed in Note 6 require the Company to pay royalties upon commercial sales, if any, of specified products. The royalties are generally based on a percentage of net sales or other product fees earned by the Company. Royalties will become due when sales are generated.

(8) STOCKHOLDERS' EQUITY

  (a) CAPITAL CHANGES

    On November 29, 2000, the Company amended and restated its Certificate of Incorporation, which effected the authorization of the following classes and amounts of stock each having a par value of $.001 per.

Class Shares
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

    On December 21, 2001, GenVec issued 3,582,000 shares of common stock at $3.60 per share through a private placement with HealthCare Ventures, LLC. Net proceeds from this private placement, after deducting issuance costs, was $12.8 million.

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

Class	Number of shares issued	Cash consideration received	Liquidation value per share
A	226,099	$667,000	$2.95
B	1,918,688	11,320,000	5.90
C	3,570,332	21,065,000	5.90
D	96,852	1,000,000	10.33
E	75,329	1,000,000	13.28
E1	154,963	2,000,000	12.91
E2	266,666	3,000,000	11.25
E3	386,473	5,000,000	12.94
F	1,000,000	7,000,000	7.00

    All convertible preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 shares of common stock to each share of preferred stock. A total of 7,695,402 preferred shares were converted into 11,543,092 common shares. Upon the conversion, all series of convertible preferred stock were cancelled and retired.

  (d) RESTRICTED COMMON STOCK

    In 1993, the Company issued to a former officer a total of 278,908 shares of restricted common stock at a purchase price equal to the fair market value on the date of grant in 1993, and recorded a note receivable as a reducing component of equity (reduction in additional paid-in capital). As of December 31, 2000, 202,636 shares were still restricted and the Company had a note receivable with the former officer for $79,704 plus accrued interest of $46,301 related to this restricted common stock. The note and related interest receivable were paid in full by the former officer in June 2001 and the shares are no longer restricted.

  (e) STOCK OPTION PLANS

    The Company adopted its 1993 Stock Incentive Plan (the Stock Plan) in October 1993. The Stock Plan was amended and restated in October 2000. An aggregate of 4,650,000 shares of common stock has been reserved for issuance under this plan. The Stock Plan will continue in effect for a term of ten years, unless terminated by the Board of Directors at an earlier date.

    Options granted to employees to purchase common stock under the Stock Plan are exercisable at the rate of 12.5 percent of the shares six months from the vesting commencement date and approximately 1/48th of the shares monthly thereafter, such that the option is fully exercisable four years from the vesting commencement date. Options granted to consultants vest over the terms of their contractual agreements, which is generally one to four years. No optionee shall be granted, in any fiscal year of the Company, options to purchase more than 553,865 shares.

    The maximum term for options granted under the Stock Plan is ten years, except that if, at the time of the grant, the optionee possesses more than ten percent of the combined voting power of the Company, the maximum term of the option is five years. For options granted to a ten percent stockholder, the exercise price must be equal to at least 110 percent of the fair value of the stock on the date of grant. Options granted under the Stock Plan expire three months after the termination of an optionee's service to the Company.

    The Company adopted the 2000 Director Option Plan, referred to as the "Director Plan," in October 2000. The Director Plan was amended in March 2001. The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. The Company reserved a total of 350,000 shares of common stock for issuance under the Director Plan.

    Each non-employee director who joins the board of directors after the effective date of the Director Plan receives an option to purchase 20,000 shares of common stock on the date such non-employee director joins the board. In addition, each non-employee director who has served on the board for at least six months shall receive an option to purchase 6,000 shares of common stock on the date of each annual stockholders' meeting. Also, on the date of his or her appointment or re-appointment to a committee, the Director Plan provides that each non-employee director will receive additional options to purchase 3,000 shares of common stock for each committee such director serves on. The options vest over a four-year period, with an exercise price equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Director Plan is ten years. Options granted under the Director Plan are generally non-transferable. Unless otherwise terminated by the Board of Directors, the Director Plan terminates automatically in October 2010.

    The Company applies SFAS No. 123 for options granted to consultants. In adopting SFAS No. 123 for options granted to consultants, gross deferred compensation recorded during the years ended December 31, 1999 and 2000 totaled $99,780 and $1,193,163 and related amortization amounted to $125,071, $527,313 and $430,526 for the years ended December 31, 1999, 2000 and 2001, respectively.

    The Company applies APB 25 in accounting for its Stock Plan for options granted to employees. As a result, the Company recorded deferred compensation for the difference between the exercise price of stock options granted and the fair value of the Company's common stock at the date of issuance or grant. The deferred compensation will be amortized over the vesting period of the related options, which is generally four years. Gross deferred compensation recorded during the years ended December 31, 1999, 2000 and 2001 totaled

    $478,550, $4,136,104 and $0, and related amortization amounted to $438,481, $589,133, and $1,154,802 for the years ended December 31, 1999, 2000 and 2001, respectively. This deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

    Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below. The full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented below because compensation expense is reflected over the options' vesting period.

	1999	2000	2001
Net loss
As reported	$(1,919,490)	$(7,849,155)	$(19,095,433)
Pro forma	(2,108,246)	(8,166,392)	(19,391,429)
Basic net loss per common share
As reported	$(1.22)	$(2.80)	$(1.05)
Pro forma	(1.34)	(2.91)	(1.07)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in:

	1999	2000	2001
Expected volatility	0.10%	0.10%	98.05%
Dividend yield	—	—	—
Risk free interest rate	5.86%	6.07%	4.68%
Expected life	1-4 years	1-4 years	4 years

    A summary of the status of the Company's stock options as of December 31, 1999, 2000 and 2001, and changes during the year ending on those dates is presented below:

	1999		2000		2001
	Shares (000)'s	Weighted- average exercise price	Shares (000)'s	Weighted- average exercise price	Shares (000)'s	Weighted- average exercise price
Outstanding at beginning of year	2,201	$1.67	2,922	$2.37	3,444	$2.95
Granted	891	4.05	678	5.15	554	3.69
Cancelled	(126)	2.31	(98)	2.23	(139)	5.03
Exercised	(44)	1.55	(58)	1.11	(170)	1.02

Outstanding at end of year	2,922	2.37	3,444	2.95	3,689	3.07

Options exercisable at end of year	1,765	1.63	2,214	2.16	2,546	2.60
Weighted-average fair value of options granted during the year		$1.31		$9.23		$2.65

    The following table summarizes information about stock options outstanding at December 31, 2001:

	Options outstanding			Options exercisable
Range of exercise prices	Number (000's)	Weighted- average remaining contractual life	Weighted- average exercise price	Number (000's)	Weighted- average exercise price
$0.00 – 1.00	714	3.4 years	$0.46	714	$0.46
1.01 – 3.00	1,148	6.2	2.66	991	2.65
3.01 – 4.00	493	8.5	3.36	216	3.67
4.01 – 5.00	1,137	8.0	4.40	572	4.36
5.01 – 7.00	112	9.2	5.68	15	5.63
7.01 – 10.00	85	7.9	7.73	38	7.61

$0.00 – 10.00	3,689	6.7 years	$3.07	2,546	$2.60

  (g) EMPLOYEE STOCK PURCHASE PLAN

    In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the "Purchase Plan". The Company reserved a total of 350,000 shares of common stock for issuance under the Purchase Plan, plus annual increases on the first day of each fiscal year beginning 2001 equal to the lesser of 350,000 shares; 2 percent of the outstanding shares as of such date; or a lesser amount determined by the Board of Directors.

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

    The Purchase Plan will terminate on October 18, 2010, unless sooner terminated by the Board of Directors. No shares were purchased under the Purchase Plan in 2000. Shares purchased by employees under the plan aggregated 41,397 during 2001 at a weighted average exercise price of $2.48.

  (h) WARRANTS

    Warrants to purchase common stock are granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants vest according to a combination of time and events as prescribed in the agreements. During the year ended December 31, 1998, 375,000 common stock warrants were granted at an exercise price of $0.01 in connection with the private placement of Series F convertible preferred stock and 101,694 common stock warrants were granted at an exercise price of $11.80 to a university research foundation. The Class B preferred stock warrants were converted to common stock warrants in December 2000, upon the close of the Company's initial public offering. At December 31, 1999, 2000, and 2001, the Company had the following warrants outstanding.

		1999		2000		2001
	Exercise price	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
Class B preferred stock warrants	$5.90	40,756	40,756	—	—	—	—

Common stock warrants	$3.93	—	—	61,133	61,133	56,462	56,462
	9.83	101,694	76,270	101,694	101,694	101,694	101,694
	8.85	317,796	317,796	317,796	317,796	317,796	317,796
	0.01	375,000	375,000	—	—	—	—
	11.80	101,694	26,694	101,694	35,592	101,694	35,592

Total common stock warrants		896,184	795,760	582,317	516,215	577,646	511,544

  (i) STOCKHOLDER RIGHTS PLAN

    In September 2001, the Board of Directors of the Company declared a dividend which was issued on September 28, 2001 of one preferred stock purchase right (a "Right") for each share of common stock outstanding. The Rights initially trade with, and are inseparable from the common stock. The Rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the outstanding common stock of GenVec (an "Acquiring Person"), or announces the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person. Each Right allows its holder, other than the Acquiring Person, to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock (the "Preferred Share"), at a purchase price of $50.00, subject to adjustment. This portion of a Preferred Share gives the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. The Rights expire on September 7, 2011, unless redeemed earlier by the Company at a price of $0.01 per Right at any time before the Rights become exercisable.

(9) INCOME TAXES

  A reconciliation of tax credits computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	1999	2000	2001
Tax provision computed at the statutory rate	$(652,600)	$(2,668,700)	$(6,492,400)
State income taxes, net of federal income tax provision	(88,800)	(332,300)	(882,200)
Book expenses not deductible for tax purposes	9,700	23,000	7,200
Research and experimentation tax credit	(403,800)	(459,000)	(456,600)
Nondeductible compensation expense	120,400	200,400	392,600
Change in the beginning of the period valuation allowance for deferred tax assets allocated to tax expense	911,000	3,236,600	7,431,400
Other, net	104,100	—	—

Income tax expense	$—	$—	$—

  Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1999, 2000, and 2001, are as follows:

	1999	2000	2001
Deferred tax assets:
Net operating loss carryforwards	$12,973,200	$16,767,800	$24,293,600
Research and experimentation tax credit	1,432,400	1,891,300	2,348,000
Cumulative effect of using cash basis method of accounting for income tax purposes	393,700	296,900	212,400
Deferred revenue	1,805,500	733,300	188,700
Property and equipment, principally due to differences in depreciation	(251,600)	(311,300)	(428,400)
Deferred compensation expense	373,000	576,200	751,000
Other	27,100	21,768	(58,000)

Total deferred tax assets	16,753,300	19,975,968	27,307,300
Valuation allowance	(16,753,300)	(19,975,968)	(27,307,300)

Net deferred tax assets	$—	$—	$—

  The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of comprehensive income.

  The valuation allowance for deferred tax assets increased approximately $911,000, $3,236,600 and $7,431,400 for the years ended December 31, 1999, 2000 and 2001, respectively.

  At December 31, 2001, the Company has net operating loss carryforwards of approximately $62.9 million for federal income tax purposes of which $25.6 million expire at various dates through 2012, and $37.3 million expire at various dates through 2021. The Company also has research and experimentation tax credit carryforwards of $2,348,000 at December 31, 2001, of which $686,000 expire through 2012 and $1,662,000 expire through 2021. These carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes experienced by the Company.

(10) DEFINED CONTRIBUTION PLAN—401(k)

  The Company has a defined contribution plan (the Plan) under Internal Revenue Code Section 401(k). All full-time employees who have completed three months of service and are over age 21 are eligible for participation in the Plan. Participants may elect to have up to 15 percent of compensation contributed to the Plan. Under the Plan, the Company's contributions are discretionary. During the year ended December 31, 1999, the Company made no contributions. During the years ended December 31, 2000 and 2001, the Company made contributions of approximately $75,000 and $83,000, respectively.

(11) OTHER COMPREHENSIVE (LOSS) INCOME

  Other comprehensive (loss) income consists of the following for the years ended December 31:

	1999	2000	2001
Unrealized holding (losses) gains from available-for-sale securities:	$(47,486)	$83,909	$601,300
Less reclassification adjustments for gains realized in operations	—	—	(6,377)
Cumulative-effect adjustment of the change in accounting for deriatives	—	—	(166,911)
Unrealized loss on cash flow derivative	—	—	(292,744)
Less reclassification adjustments for interest expense realized in operations	—	—	123,252

Other comprehensive (loss) income, net	$(47,486)	$83,909	$258,520

(12) QUARTERLY RESULTS (UNAUDITED)

  The Company's unaudited quarterly information is as follows:

	Total Revenue	Net Income (Loss)	Basic Income (Loss) Per Share	Diluted Income (Loss) Per Share
Quarter Ended:
March 31, 2001	$2,037,588	$(3,275,812)	$(0.18)	$(0.18)
June 30, 2001	2,037,500	(3,756,944)	(0.21)	(0.21)
September 30, 2001	248,611	(5,687,240)	(0.31)	(0.31)
December 31, 2001	93,253	(6,375,437)	(0.34)	(0.34)
Quarter Ended:
March 31, 2000	$3,346,408	$(2,336,059)	$(1.45)	$(1.45)
June 30, 2000	5,190,680	220,394	0.11	0.01
September 30, 2000	2,802,863	(2,541,615)	(1.27)	(1.27)
December 31, 2000	2,545,063	(3,191,875)	(0.56)	(0.56)

  Earnings (loss) per share was calculated for each three month period on a stand alone basis. As a result, the sum of the earnings (loss) per share for the four quarters does not equal the earnings (loss) per share for the twelve months.

  Net income for the quarter ended June 30, 2000 resulted from the inclusion of a $2.0 million development milestone payment received from Warner-Lambert.

QuickLinks

TABLE OF CONTENTS
PART 1
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
GENVEC, INC. INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
GENVEC, INC. Balance Sheets
GENVEC, INC. Balance Sheets (continued)
GENVEC, INC. Statements of Operations
GENVEC, INC. Statements of Stockholders' Equity
GENVEC, INC. Statements of Cash Flows
GENVEC, INC. Notes to Financial Statements December 31, 2000 and 2001