Form 10-Q
period 2002-03-31
GENVEC INC
filed 2002-05-08
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

240-632-0740
(Registrant’s telephone number, including area code)

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

At April 30, 2002, the Registrant had outstanding 21,760,829 shares of common stock, $.001 par value.

GENVEC, INC.
FORM 10-Q

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management’s estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of our product candidates (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).  Additional important factors that could cause actual results to differ materially from our current expectations are identified in other filings with the Securities and Exchange Commission.  We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,489,773	$14,516,442
Short-term investments	5,666,673	5,413,979
Prepaid expenses	571,985	661,331
Accounts receivable	499,745	—
Other current assets	376,645	461,688
Bond sinking fund	351,635	238,021
Total current assets	13,956,456	21,291,461
Property and equipment, net	7,856,378	7,974,279
Long-term investments	22,239,991	21,988,265
Other assets	108,089	111,700
Total assets	$44,160,914	$51,365,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$766,543	$1,184,126
Accrued expenses	1,290,609	1,696,338
Unearned revenue	520,741	461,136
Current portion of bond payable	450,000	450,000
Current portion of notes payable and capital lease obligation	539,015	482,459
Total current liabilities	3,566,908	4,274,059

Notes payable and capital lease obligations	796,466	963,407
Bond payable	4,125,000	4,125,000
Deferred credit	1,164,031	1,182,973
Other liabilities	623,656	692,519
Total liabilities	10,276,061	11,237,958
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 600,000 shares authorized at March 31, 2002, December 31, 2001, no shares issued oroutstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized, 21,822,502 and 21,781,173 shares issued at March 31, 2002 and December 31, 2001; 21,751,552 and 21,710,223 shares outstanding at March 31, 2002 and December 31, 2001	21,822	21,781
Additional paid-in capital	112,953,323	112,798,109
Accumulated deficit	(76,232,972)	(69,840,671)
Deferred compensation	(2,749,470)	(3,146,344)
Accumulated other comprehensive income	(107,779)	294,943
Treasury stock, 70,950 common shares	(71)	(71)
Total stockholders’ equity	33,884,853	40,127,747
Total liabilities and stockholders’ equity	$44,160,914	$51,365,705

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001
Revenues:
Ongoing research and development support	$627,640	$1,262,588
Contract, license and milestone payments	—	775,000
	627,640	2,037,588
Operating expenses:
Research and development	5,120,980	3,856,845
General and administrative	2,171,855	1,981,872
Total operating expenses	7,292,835	5,838,717

Loss from operations	(6,665,195)	(3,801,129)

Other income (expense):
Interest income	406,990	671,892
Interest expense	(134,096)	(146,575)
Total other income	272,894	525,317

Net loss	$(6,392,301)	$(3,275,812)
Other comprehensive loss, net of tax
Unrealized holding gain (loss) on securities available for sale during the period	(473,148)	251,830
Transition adjustment upon adoption of SFAS No. 133	—	(166,911)
Change in fair value of derivatives used for cash flow hedge	70,426	(107,632)
Other comprehensive income	(402,722)	(22,713)
Comprehensive loss	$(6,795,023)	$(3,298,525)
Basic and diluted net loss per share	$(0.29)	$(0.18)
Shares used in computing basic and diluted net loss per share	21,733,483	17,946,449

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,392,301)	$(3,275,812)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	466,961	423,238
Stock option and warrant compensation expense	542,315	365,421
Loss (gain) on disposal of assets	11,572	(5,490)
Changes in operating assets and liabilities:
Accounts receivable	(499,745)	46,525
Accounts payable and accrued expenses	(823,312)	(885,847)
Unearned revenue	59,605	(775,000)
Other assets and liabilities, net	138,407	(42,903)
Net cash used in operating activities	(6,496,498)	(4,149,868)
Cash flows from investing activities:
Purchases of property and equipment	(296,450)	(271,062)
Purchases of investment securities	(4,984,534)	(24,948,033)
Proceeds from sale of investment securities	3,971,394	3,947,798
Proceeds from sale of assets	940	—
Net cash used in investing activities	(1,308,650)	(21,271,297)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,815	5,095
Payments under capital lease obligation	(10,099)	(8,427)
Loan payments	(108,737)	(98,594)
Bond sinking fund payments	(112,500)	(106,250)
Net cash used in financing activities	(221,521)	(208,176)
Decrease in cash and cash equivalents	(8,026,669)	(25,629,341)
Cash and cash equivalents at beginning of period	14,516,442	33,623,689
Cash and cash equivalents at end of period	$6,489,773	$7,994,348
Supplemental disclosures of non-cash activities:
Cash paid for interest	$108,597	$127,240
Equipment financed by lessor	$8,450	$—

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly GenVec’s (the “Company”) financial position as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the three-month period ended March 31, 2002 and 2001. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results for interim periods are not necessarily indicative of results for the entire year.

(2)     Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at March 31, 2002 and December 31, 2001, are as follows:

	March 31, 2002
	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:
Asset backed securities	$3,231,451	$18,422	$3,249,873
Government obligations	10,514,117	89,345	10,603,462
Corporate bonds	14,002,898	50,431	14,053,329
	$27,748,466	$158,198	$27,906,664
Classified as cash equivalents:
Commercial paper	$7,796,856	$—	$7,796,856

	December 31, 2001
	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:
Government agency notes	$10,534,557	$232,058	$10,766,615
Asset backed securities	1,979,907	33,625	2,013,532
Corporate bonds	14,256,434	365,663	14,622,097
	$26,770,898	$631,346	$27,402,244
Classified as cash equivalents:
Commercial paper	$14,272,729	$—	$14,272,729

Maturities of securities classified as available-for-sale were as follows at March 31, 2002:

	Amortized Cost	Fair Value
Available for sale:
Due within one year	$5,587,750	$5,666,673
Due after one year through five years	22,160,716	22,239,991
	$27,748,466	$27,906,664

(3)     Common Stock Warrants

On March 18, 2002, in connection with the renegotiation of a license agreement with a university research foundation, the Company amended a warrant agreement thereby reducing the exercise price of 101,694 common stock warrants issued to the foundation in 1998 from $11.80 per share to $3.60 per share.  Also, as a part of the amended agreement, 66,102 previously unvested warrants became fully vested and exercisable.  The Company recorded a non-cash charge of approximately $245,000 in the first quarter to reflect the fair value of the warrants.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 and 2001

OVERVIEW

GenVec is focused on the development and commercialization of novel gene-based therapies that produce medically beneficial proteins at the site of disease.  The Company combines its patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as BioBypass® angiogen that addresses medical needs in the area of cardiovascular disease, TNFerade™ for oncology and the AdPEDF program for ophthalmology.

To date, none of our proprietary or collaborative programs have resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators.  We have funded our operations primarily through public and private placements of equity securities, payments under collaborative programs with other companies and debt financings.

GenVec’s net loss was $6.4 million or ($0.29) per share on revenues of $628,000 for the quarter ended March 31, 2002.  This compares to a net loss of $3.3 million or ($0.18) per share on revenues of $2.0 million in the same period in the prior year.   GenVec ended the first quarter of 2002 with $34.4 million in cash and investments.

REVENUES

Revenues for the three months ended March 31, 2002 were $628,000, a decrease of $1.4 million or 69 percent, compared to revenues of $2.0 million in the comparable quarter of 2001. Revenues for the current quarter were primarily attributable to the commencement of activities under the Company’s new $10.2 million contract with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health under which GenVec will use its proprietary adenovector technology for the development and manufacture of clinical grade preventative AIDS vaccine candidates.  The overall decline in revenues was due to the absence of research and development payments under the Company’s 1997 collaboration agreement with Pfizer, Inc. relating to the research, development and commercialization of BioBypass® angiogen, which is now in Phase II trials for the treatment of coronary artery disease and peripheral vascular disease.  Under the terms of the collaboration, Pfizer will be responsible for all development costs associated with the ongoing clinical trials through July 22, 2002, including the costs related to the orderly transition of the product development program to GenVec.

EXPENSES

Operating expenses were $7.3 million for the three months ended March 31, 2002, an increase of $1.5 million or 25 percent, compared to $5.8 million in the comparable quarter last year.  Research and development expenses for the three months ended March 31, 2002 increased 33 percent to $5.1 million, from $3.9 million for the three months ended March 31, 2001.  This increase was primarily related to the Company’s independent product development and research programs, partially offset by anticipated decreases in research activities under the Pfizer collaboration.  General and administrative expenses increased 10 percent to $2.2 million for the three months ended March 31, 2002 compared to $2.0 million for the three months ended March 31, 2001.  This increase was primarily attributed to higher salaries related to new hires in investor relations, corporate communications and marketing as the Company continues to grow toward a more fully integrated biopharmaceutical company.

Operating expenses are expected to increase over the balance of the year as GenVec (i) advances the clinical development of TNFerade into Phase II trials, (ii) initiates a Phase Ib trial using AdPEDF for the treatment of macular degeneration, and (iii) assumes full responsibility for the clinical development, regulatory approval, manufacturing and commercialization of BioBypass® angiogen.

Other income, net of expenses, decreased 48 percent to $273,000 for the three months ended March 31, 2002 from $525,000 for the comparable quarter last year.  This decrease is due to lower investment income as we used available cash to fund operating activities and recent declines in interest rates resulted in lower returns on our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, working capital (primarily cash, cash equivalents and short-term investments) aggregated $10.4 million compared to $17.0 million at December 31, 2001. This decrease resulted primarily from the use of cash for general operating activities, purchases of equipment ($296,000) and repayment of debt obligations ($231,000).

We expect to incur additional losses over the next several years as we increase expenditures for research and development and administrative activities.  Our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory and marketing expenses and funding from collaborations.

As of March 31, 2002, we held $34.4 million in cash and investments.  We believe that our cash reserves and anticipated cash flow from our current corporate collaborations will be sufficient to support our operations through mid 2003.  We will require substantial funds in addition to our present working capital to develop our product candidates and meet our business objectives.  We may seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional licensing arrangements, or some combination of these alternatives.  Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.  In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate certain research and development activities or one or more of our clinical programs.

We anticipate that expenditures for research and development, including clinical trials, product development and preclinical studies, and general and administrative activities will increase significantly in future periods.  In the future, our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory, manufacturing and marketing expenses and funding from collaborations.

In connection with the return of BioBypass® angiogen from Pfizer, we expect to incur additional costs related to the transfer of required technology and manufacturing capability to a contract manufacturing organization for production of BioBypass® angiogen for Phase III clinical trials.  Costs may be incurred in connection with the transfer itself as well as potential delays in our clinical trials if product is not available for scheduled trials due to manufacturing delays.  We may also incur patient follow-up costs in connection with our assumption of the ongoing Phase II clinical trials for BioBypass® angiogen.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.  We maintain a portfolio of various issuers, types and maturities.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss included in stockholders’ equity. For additional disclosure of market risks refer to note 2(b) to the financial statements contained in our annual report on Form 10-K for the year ended December 31, 2001.

We have addressed our exposure to market risk of changes in interest rates through the use of derivative financial instruments. We maintain an interest rate swap agreement to mitigate the risk of changes in interest rates on our variable debt.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Since completion of the public offering in December 2000, pursuant to Form S-1, (Commission File No. 333-47408) declared effective December 11, 2000, the net offering proceeds have been invested in cash equivalents and short and long-term investments.  The cash equivalents consist of commercial paper having maturities of three months or less.  Our investment portfolio consists of investment grade government agency notes and corporate bonds having maturities of less than five years.  To date we have expended approximately $7.6 million of the proceeds of our initial public offering for research and development activities, approximately $3.5 million for general and administrative expenses, approximately $420,000 for capital expenditures and approximately $460,000 for repayment of loans and capital leases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable

ITEM 5.    OTHER INFORMATION

             Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

                           Not applicable.

             (b)    Reports on Form 8-K

On January 3, 2002, we filed a Current Report on Form 8-K dated December 21, 2001 to announce the completion of a private equity placement of 3,582,000 shares of Common Stock with HealthCare Ventures V, L.P. and HealthCare Ventures VI, L.P.

On January 28, 2002 we filed a Current Report on Form 8-K dated January 24, 2002 to announce that Pfizer, Inc. made the business decision to discontinue the co-development of BioBypass® angiogen.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 8, 2002	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
Director, President and
Chief Executive Officer

Date: May 8, 2002	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and
Secretary
(Principal Financial and Accounting Officer)