Form 10-Q
period 2002-06-30
GENVEC INC
filed 2002-08-14
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:          0-24469

GenVec Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2705690
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

65 West Watkins Mill Road, Gaithersburg, Maryland	20878
(Address of principal executive offices)	(Zip Code)

240-632-0740
(Registrant’s telephone number including area code)

(Former name former address and former fiscal year if changed since last report.)

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

At July 31, 2002, the Registrant had outstanding 21,862,932 shares of common stock, $.001 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

GENVEC, INC.
BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,967	$14,516
Short-term investments	5,997	5,414
Accounts receivable	599	—
Prepaid expenses and other current assets	573	1,123
Bond sinking fund	465	238
Total current assets	23,601	21,291

Property and equipment, net	7,842	7,974
Long-term investments	9,870	21,988
Other assets	497	113

Total assets	$41,810	$51,366
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,650	$1,184
Accrued expenses	2,042	1,697
Unearned revenue	1,592	461
Current portion of notes payable and capital lease obligations	873	482
Current portion of bond payable	450	450
Total current liabilities	6,607	4,274

Notes payable and capital lease obligations	1,828	963
Bond payable	4,125	4,125
Deferred credit	1,145	1,183
Other liabilities	731	693
Total liabilities	14,436	11,238

Stockholders’ equity:
Preferred stock, $.001 par value; 4,400,000 shares authorized, no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 600,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized, 21,933,882 and 21,781,173 shares issued at June 30, 2002 and December 31, 2001; 21,862,932 and 21,710,223 shares outstanding at June 30, 2002 and December 31, 2001	22	22
Additional paid-in capital	112,985	112,798
Accumulated deficit	(83,127)	(69,841)
Deferred compensation	(2,316)	(3,146)
Accumulated other comprehensive income (loss)	(190)	295
Treasury stock, 70,950 common shares	—	—
Total stockholders’ equity	27,374	40,128

Total liabilities and stockholders’ equity	$41,810	$51,366

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues
Ongoing research and development support	$1,575	$1,188	$2,203	$2,450
Contract, license and milestone payments	—	850	—	1,625

Total revenues	1,575	2,038	2,203	4,075

Operating expenses
Research and development	5,375	4,002	10,496	7,859
General and administrative	2,625	2,205	4,790	4,187

Total operating expenses	8,000	6,207	15,286	12,046

Loss from operations	(6,425)	(4,169)	(13,083)	(7,971)

Other income (expense)
Interest income	358	553	765	1,225
Interest expense	(143)	(146)	(277)	(292)
Investment gains (losses)	(684)	5	(691)	5

Total other income (expense)	(469)	412	(203)	938

Net loss	$(6,894)	$(3,757)	$(13,286)	$(7,033)

Other comprehensive (loss) income, net of tax
Unrealized holding gain (loss) on securities available for sale during the period	39	(7)	(434)	245
Transition adjustment upon adoption of SFAS No. 133	—	—	—	(167)
Change in fair value of derivatives used for cash flow hedge	(121)	69	(51)	(38)

Other comprehensive (loss) income	(82)	62	(485)	40

Comprehensive loss	$(6,976)	$(3,695)	$(13,771)	$(6,993)

Basic and diluted net loss per share	$(0.32)	$(0.21)	$(0.61)	$(0.39)

Shares used in computing basic and diluted net loss per share	21,783	17,959	21,758	17,952

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(13,286)	$(7,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	948	872
Non-cash compensation charges	904	728
Loss (gain) on investments	691	(5)
Other	2	(10)
Changes in operating assets and liabilities:
Accounts receivable	(599)	113
Accounts payable and accrued expenses	812	(946)
Unearned revenue	1,131	(1,550)
Other assets and liabilities, net	72	146

Net cash used in operating activities	(9,325)	(7,685)

Cash flows from investing activities:
Purchases of property and equipment	(712)	(693)
Purchases of investment securities	(6,245)	(27,963)
Proceeds from sale of investment securities	16,596	10,242

Net cash provided by (used in) investing activities	9,639	(18,414)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	114	16
Proceeds from shareholder notes	—	80
Loan proceeds	1,565	—
Loan and capital lease payments	(542)	(430)

Net cash provided by (used in) financing activities	1,137	(334)

Increase (decrease) in cash and cash equivalents	1,451	(26,433)
Cash and cash equivalents at beginning of period	14,516	33,623

Cash and cash equivalents at end of period	$15,967	$7,190

Supplemental disclosures of non-cash activities:
Cash paid for interest	$249	$225

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1)        Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly GenVec’s (the “Company”) financial position as of June 30, 2002 and December 31, 2001, and the results of its operations for the three-month and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001.   All amounts are expressed in thousands, except where noted.  Certain reclassifications have been made to the prior period to conform to current presentation.  It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results for interim periods are not necessarily indicative of results for the entire year.

(2)        Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at June 30, 2002 and December 31, 2001, are as follows:

	June 30, 2002
	Amortized Cost	Gross unrealized holding gains (losses)	Fair Value
Available-for-sale:

Asset backed securities	$2,211	$6	$2,217
Government obligations	2,330	(12)	2,318
Corporate bonds	11,129	203	11,332
	15,670	197	15,867
Classified as cash equivalents:
Commercial paper	$16,188	$—	$16,188

	December 31, 2001
	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:
Government agency notes	$10,535	$231	$10,766
Asset backed securities	1,980	34	2,014
Corporate bonds	14,256	366	14,622
	$26,771	$631	$27,402
Classified as cash equivalents:
Commercial paper	$14,273	$—	$14,273

Maturities of securities classified as available-for-sale were as follows at June 30, 2002:

	Amortized Cost	Fair Value
Available for sale:
Due within one year	$5,911	$5,997
Due after one year through five years	9,759	9,870
	$15,670	$15,867

Included in our investment portfolio at June 30, 2002 was a $1.2 million par value WorldCom Incorporated  (“WorldCom”) 6.5% note due May 14, 2004.  On July 21, 2002 WorldCom filed for bankruptcy court protection under Chapter 11 of the U. S. Bankruptcy Code.  The market price of this note on June 30, 2002 was quoted at $16 per $100 value and has remained at approximately that price.  It is the opinion of the Company and its investment advisors that this price reflects the value of the note in bankruptcy.  Accordingly, the Company has recorded a loss of $1.026 million in the current quarter, treating the write-down of the WorldCom note as an “other than temporary decline in market value.”

(3)        2002 Stock Incentive Plan

At the Company’s Annual Meeting of Stockholders, held on June 6, 2002, our stockholders approved the adoption of the 2002 Stock Incentive Plan (“the Plan”), which replaced the 1993 Stock Incentive Plan  and the 2000 Director Option Plan.  Employees, non-employee directors, consultants and independent contractors are eligible to receive stock option grants or restricted stock under the Plan.

The Plan, which is administered by the Compensation Committee of the Board (“The Committee”) has authorized for issuance 1,000,000 shares, any shares available under the prior plans at their termination date and any shares granted under the prior plans that expire or are terminated.  The Committee has broad powers to determine eligibility and terms of awards.  To date, 20,000 options have been granted under the plan to a new director who joined the Board on June 6, 2002.

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

Our product candidates consist of genes and a vehicle, commonly called a vector, that delivers those genes into cells at the site of disease.  We have specialized in the use and improvement of a particular type of vector called adenovectors.  By incorporating appropriate genes, adenovectors can also be used to develop vaccines.  Our cardiovascular product candidate, BioBypass® angiogen is in advanced Phase II trials for the treatment of peripheral vascular disease and coronary artery disease.  Patient enrollments were completed in the second quarter of 2002 and we expect to report findings from these studies at scientific meetings later this year.  In July 2002, our oncology product candidate, TNFerade, entered Phase II trials in patients with pancreatic cancer.  Additional Phase II studies of TNFerade are expected to start in the second half of 2002 and early 2003.  Our product candidate for macular degeneration, AdPEDF, is expected to enter the clinic in the second half of 2002.  We recently entered into a $10.2 million collaboration with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health to develop a preventative AIDS vaccine.

We have funded our operations primarily through public and private placements of equity securities, payments under collaborative programs with other companies and debt financings.  To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators.

GenVec’s net loss was $6.9 million or ($0.32) per share on revenues of $1.6 million for the quarter ended June 30, 2002.  This compares to a net loss of $3.8 million or ($0.21) per share on revenues of $2.0 million in the same period of the prior year.  GenVec’s net loss was $13.3 million or ($0.61) per share on revenues of $2.2 million for the six months ended June 30, 2002.  This compares to a net loss of $7.0 million or ($0.39) in the same period of the prior year.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

Revenues for the three and six months ended June 30, 2002 were $1.6 million and $2.2 million, a decrease of 23 percent and 46 percent, compared to revenues of $2.0 million and $4.1 million in the comparable periods of 2001. This decrease in revenues was due primarily to lower levels of funded activities under the Company’s collaboration agreement with Pfizer, Inc. relating to the research, development and commercialization of BIOBYPASS® angiogen.  Under the terms of the collaboration, Pfizer will be responsible for all development costs associated with the ongoing clinical trials through July 22, 2002, including the costs related to the orderly transition of the product development program to GenVec.

Revenues for the current quarter were primarily attributable to the activities under the Company’s $10.2 million contract with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes Health under which GenVec will use its proprietary adenovector technology for the development and manufacture of clinical grade preventative AIDS vaccine candidates.

EXPENSES

Operating expenses were $8.0 million and $15.3 million for the three and six months ended June 30, 2002, an increase of 29 percent and 27 percent, compared to $6.2 million and $12.0 million in the comparable periods last year.  Research and development expenses for the three and six months ended June 30, 2002 increased 34 percent to $5.4 million and $10.5 million, from $4.0 million and $7.9 million for the three and six months ended June 30, 2001.  This increase was primarily related to the Company’s independent product development and research programs, including increased costs for clinical trials and manufacturing costs for clinical supplies in connection with the TNFerade and AdPEDF programs.

Operating expenses are expected to increase over the balance of the year as GenVec (i) advances the clinical development of TNFerade into Phase II trials, (ii) initiates a Phase I trial using AdPEDF for the treatment of macular degeneration, and (iii) assumes full responsibility for the clinical development, regulatory approval, manufacturing and commercialization of BioBypass® angiogen after July 22, 2002.

General and administrative expenses increased 19 percent and 14 percent to $2.6 million and $4.8 million for the three and six months ended June 30, 2002 compared to $2.2 million and $4.2 million for the three and six months ended June 30, 2001.  This increase was primarily attributed to our new product development initiatives, including building and maintaining our intellectual property portfolio, contract legal fees and improvements in our corporate communication and investor relations activities.

OTHER INCOME (EXPENSE)

Other income (expense) net, decreased 214 percent and 122 percent to $(469,000) and $(203,000) for the three and six months ended June 30, 2002 from $412,000 and $938,000 for the comparable periods last year.  This decrease was due primarily to the $1.026 million write down of the WorldCom note currently held in the Company’s investment portfolio as discussed in Note 2 to the Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated $17.0 million, remaining the same as at December 31, 2001. This resulted primarily from the recent sale of long-term investments in connection with the Company’s decision to reposition its investment portfolio as discussed below, offset by the use of cash for general operating activities.

As a result of the recent turbulent financial markets, and in specific response to the write-down in value of $1.026 million we recognized on the $1.2 million WorldCom Incorporated note discussed in Note 2 to the Condensed Financial Statements, we reviewed our investment portfolio.  The Company sold all corporate bonds held in its portfolio (except asset-backed securities).  All other securities with maturities in excess of 18 months, except U.S. Treasury Notes, were also sold.  Most of these sales resulted in the recognition of gains.  As of June 30, 2002, we recognized $335,000 in gains from these sales with an additional $205,000 recognized subsequent to June 30, 2002.  These gains partially offset the write-down recorded in the second quarter for the WorldCom note.

Our operating activities used cash of  $9.3 million in the six months ended June 30, 2002 compared to $7.7 million in the same period in 2001.  We expect to incur additional losses over the next several years as we increase expenditures for research and development, including preclinical studies, clinical trials, manufacturing and commercialization.  As we move into Phase II and Phase III clinical trials for our product candidates, the costs of administering the trials and manufacturing costs of related clinical supplies increases significantly. We will require substantial funds in addition to our present working capital to develop our product candidates and meet our business objectives.  We may seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional license arrangements, or some combination of these alternatives.  Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.  In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development or clinical programs.

Net cash provided by investing activities was $9.6 million in the six months ended June 30, 2002 compared to $18.4 million used for investing activities in the same period in 2001.  This cash provided by and used for investing results from sales and purchases of available-for-sale securities during the respective periods.

Additions to Property and Equipment were $721,000 and $693,000 for the six months ended June 30, 2002 and 2001 and repayment of debt obligations, including sinking fund payments, totaled $542,000 and $430,000 for the six months ended June 30, 2002 and 2001.

On January 25, 2002 the Company entered into a Master Security Agreement to finance up to $2.75 million of equipment at rates to be determined by market conditions as funds are drawn.  On April 3, 2002 we drew $1,057,600 on a three-year note at an interest rate of 9.54% and $507,251 on a four-year note at an interest rate of 9.99%.   Monthly payments of principal and interest are $33,549 and $12,758, respectively, for the two notes.  The notes are secured by equipment.

As of June 30, 2002, we held $31.8 million in cash and investments.  We believe that our cash reserves and anticipated cash flow from our current corporate collaborations will be sufficient to support our operations through mid 2003.  We expect that significant additional financing will be required in the future, which we may seek to raise through public or private equity offerings, debt financing, additional strategic alliances and licensing arrangements or some combination of these financing alternatives.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing our risk.  Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.  As discussed above, we have recently re-positioned our portfolio in response to current market conditions.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss included in stockholders’ equity.  For additional disclosure of market risks refer to note 2 (b) to the financial statements contained in our annual report on Form 10-K for the year ended December 31, 2001.

We have addressed our exposures to market risk of changes in interest rates through the use of derivative financial instruments.  We maintain an interest rate swap agreement to mitigate the risk of changes in interest rates on our variable debt.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Since completion of the public offering in December 2000, pursuant to Form S-1, (Commission File No. 333-47408) declared effective December 11, 2000, the net offering proceeds have been invested in cash equivalents and short and long-term investments.  The cash equivalents consist of commercial paper having maturities of three months or less.  Our investment portfolio consists of investment grade government agency notes and corporate bonds having maturities of less than five years.  To date we have expended approximately $9.5 million of the proceeds of our initial public offering for research and development activities, approximately $4.4 million for general and administrative expenses, approximately $850,000 for capital expenditures and approximately $771,000 for repayment of loans and capital leases.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 2002, we held our Annual Meeting of Stockholders for the purposes of electing two directors; approving the new 2002 Stock Incentive Plan and ratifying KPMG LLP as our independent accountants for fiscal year 2002.  At the meeting, stockholders voted and approved the following matters by the votes indicated below:

	FOR		WITHHELD
Election of Directors:
Wendell Wierenga, Ph.D.	13,564,363		3,611,968
Louis M. Sherwood, M.D.	13,564,363		3,611,968

	FOR	AGAINST	ABSTAIN
Adoption of the 2002 Stock Incentive Plan*	10,842,579	1,215,452	27,620

Ratification of the selection of KPMG LLP as independent auditors for fiscal year 2002	17,137,040	29,781	9,510

* Broker non-votes totaled 5,090,680.

Directors elected to serve a three-year term or until the election and qualification of a successor:

Wendell Wierenga, Ph.D.	Louis M. Sherwood, M.D.

Continuing Directors whose terms expire in 2003:

Herbert J. Conrad	Wayne T. Hockmeyer, Ph.D.	Paul H. Fischer, Ph.D.

Continuing Directors whose terms expire in 2004:

John H. Landon	Harold R. Werner

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

Exhibit Number	Description

10.25	2002 Stock Incentive Plan
99.1	Certification by Chief Executive Officer
99.2	Certification by Chief Financial Officer

(b)        Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: August 14, 2002	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
Director, President and
Chief Executive Officer

Date: August 14, 2002	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and
Secretary
(Principal Financial and Accounting Officer)