Form 10-Q
period 2002-09-30
GENVEC INC
filed 2002-11-14
CIK 934473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

At October 31, 2002, the Registrant had outstanding 21,874,999 shares of common stock, $.001 par value.

GENVEC, INC.

FORM 10-Q

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management’s estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of our product candidates (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).  Additional important factors that could cause actual results to differ materially from our current expectations are identified in other filings with the Securities and Exchange Commission.  We will not update any forward-looking statements to reflect events or circumstances that occur after the date, on which the statement is made, except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

GENVEC, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,680	$14, 516
Short-term investments	15,988	5,414
Accounts receivable	1,415	—
Prepaid expenses and other current assets	710	1,123
Bond sinking fund	121	238
Total current assets	22,914	21,291

Property and equipment, net	7,724	7,974
Long-term investments	2,808	21,988
Other assets	539	113
Total assets	$33,985	$51,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,016	$1,184
Accrued expenses	3,034	1,697
Unearned revenue	682	461
Current portion of notes payable and capital lease obligations	869	482
Current portion of bond payable	480	450
Total current liabilities	6,081	4,274

Notes payable and capital lease obligations	1,756	963
Bond payable	3,645	4,125
Deferred credit	1,126	1,183
Other liabilities	898	693
Total liabilities	13,506	11,238

Stockholders’ equity:
Preferred stock, $.001 par value; 4,400,000 shares authorized, no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 600,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized, 21,945,949 and 21,781,173 shares issued at September 30, 2002 and December 31, 2001; 21,874,999 and 21,710,223 shares outstanding at September 30, 2002 and December 31, 2001	22	22
Additional paid-in capital	112,965	112,798
Accumulated deficit	(90,060)	(69,841)
Deferred compensation	(1,962)	(3,146)
Accumulated other comprehensive income (loss)	(486)	295
Treasury stock, 70,950 common shares	—	—
Total stockholders’ equity	20,479	40,128

Total liabilities and stockholders’ equity	$33,985	$51,366

See accompanying notes to condensed financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues
Ongoing research and development support	$2,722	$188	$4,925	$2,638
Contract, license and milestone payments	—	61	—	1,686

Total revenues	2,722	249	4,925	4,324

Operating expenses
Research and development	7,392	4,133	17,888	11,992
General and administrative	2,496	2,138	7,286	6,320

Total operating expenses	9,888	6,271	25,174	18,312

Loss from operations	(7,166)	(6,022)	(20,249)	(13,988)

Other income (expense)
Interest income	162	472	927	1,697
Interest expense	(134)	(137)	(411)	(429)
Investment gains (losses)	205	—	(486)	—

Total other income	233	335	30	1,268

Net loss	$(6,933)	$(5,687)	$(20,219)	$(12,720)

Other comprehensive (loss) income, net of tax
Unrealized holding gain (loss) on securities available for sale during the period	(109)	559	(543)	804
Transition adjustment upon adoption of SFAS No. 133	—	—	—	(167)
Change in fair value of derivatives used for cash flow hedge	(187)	(228)	(238)	(267)

Other comprehensive (loss) income	(296)	331	(781)	370

Comprehensive loss	$(7,229)	$(5,356)	$(21,000)	$(12,350)

Basic and diluted net loss per share	$(0.32)	$(0.31)	$(0.93)	$(0.71)

Shares used in computing basic and diluted net loss per share	21,868	18,070	21,796	17,992

See accompanying notes to condensed financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(20,219)	$(12,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,501	1,331
Non-cash compensation charges	1,184	1,090
Loss on investments	486	—
Other	5	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,415)	180
Accounts payable and accrued expenses	1,170	(460)
Unearned revenue	221	(1,611)
Other assets and liabilities, net	(165)	233

Net cash used in operating activities	(17,232)	(11,975)

Cash flows from investing activities:
Purchases of property and equipment	(1,053)	(911)
Purchases of investment securities	(22,280)	(29,189)
Proceeds from sale of investment securities	29,712	13,738

Net cash provided by (used in) investing activities	6,379	(16,362)

Cash flows from financing activities:
Proceeds from issuance of common stock	167	86
Proceeds from shareholder notes	—	80
Loan proceeds	1,724	—
Loan and capital lease payments	(874)	(661)

Net cash provided by (used in) financing activities	1,017	(495)

Decrease in cash and cash equivalents	(9,836)	(28,832)
Cash and cash equivalents at beginning of period	14,516	33,624

Cash and cash equivalents at end of period	$4,680	$4,792

Supplemental disclosures of non-cash activities:
Cash paid for interest	$347	$377

See accompanying notes to condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1)        Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly GenVec’s (the “Company”) financial position as of September 30, 2002 and December 31, 2001, and the results of its operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001.   All amounts are expressed in thousands, except where noted.  Certain reclassifications have been made to the prior period to conform to current period presentation.  It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results for interim periods are not necessarily indicative of results for the entire year.

To date, we have been engaged primarily in research and development activities.  As a result we have experienced and expect to continue to incur operating losses for 2002 and the foreseeable future before we commercialize any products.  Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research, preclinical and clinical trials, product candidate manufacturing, increased administrative expenses to support our research and development operations and increased capital expenditures for expanded research and development capacity, various equipment needs and facility improvements.

At September 30, 2002, we had cash and cash equivalents, certificates of deposit and investments of approximately $23.5 million and our net cash used in operating activities for the nine months ended September 30, 2002 was approximately $17.2 million.

We anticipate that our available financial resources, which include the proceeds received from recent collaborative and financing activities, will be sufficient to support operations at current levels through mid-2003.  Our cash requirements may also vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments.

As a result we will require additional financing to continue such operations beyond that time.  We are actively pursuing financing from equity or debt and from private and public sources.  In addition, we are in discussions with various third parties regarding collaborative licensing and/or research arrangements for a number of our products candidates which, if successfully entered into, could result in substantial licensing and milestone payments paid to us by the partner(s).  There is no assurance we will be able to raise additional financing or enter into such licensing and/or research arrangements.

If we do not obtain additional funding or enter into such licensing and/or research arrangements, we will need to modify our business objectives or delay, reduce the scope of, or eliminate one or more of our product research and development programs.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 (2)       Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at September 30, 2002 and December 31, 2001, are as follows:

	September 30, 2002
	Amortized Cost	Gross unrealized holding gains (losses)	Fair Value
Available-for-sale:
Asset backed securities	$237	$1	$238
Government obligations	18,281	133	18,414
Corporate bonds	190	(46)	144
	$18,708	$88	$18,796
Classified as cash equivalents:
Commercial paper	$4,906	$—	$4,906

	December 31, 2001
	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:
Government agency notes	$10,535	$231	$10,766
Asset backed securities	1,980	34	2,014
Corporate bonds	14,256	366	14,622
	$26,771	$631	$27,402
Classified as cash equivalents:
Commercial paper	$14,273	$—	$14,273

Maturities of securities classified as available-for-sale were as follows at September 30, 2002:

	Amortized Cost	Fair Value
Available for sale:
Due within one year	$15,964	$15,988
Due after one year through five years	2,744	2,808
	$18,708	$18,796

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GenVec is focused on the development and commercialization of novel gene-based therapies that produce medically beneficial proteins at the site of disease.  Our current areas of focus are diseases of the heart and blood vessels, cancer and diseases of the eye.  Our cardiovascular product candidate, BioBypass®, is in advanced Phase II trials for the treatment of coronary artery disease (CAD) and peripheral vascular disease (PVD).   Our Phase II CAD trial is complete. Results from this study will be reported at the 2002 Annual Meeting of the American Heart Association.  Patient enrollments for the PVD trial were completed in the second quarter of 2002 and we expect to report results from this study at scientific meetings in the first quarter of 2003.  In July 2002, our oncology product candidate, TNFerade, entered Phase II trials in patients with pancreatic cancer.  One additional Phase II study is expected to start in the fourth quarter of 2002.  Our product candidate for macular degeneration, AdPEDF, is expected to enter the clinic by the end of 2002.

We believe that localized production of proteins over a sustained period can enable the proteins to produce a potential benefit while minimizing the overall toxicity that can occur when proteins are introduced directly into the body by systemic administration.  We believe that this approach allows us to take advantage of the established biology of known, important proteins.  We have used our proprietary drug discovery and development technologies to create a portfolio of product candidates that treat a number of major diseases.   Our product candidates consist of genes and a vehicle, commonly called a vector, that delivers those genes into cells at the site of disease.  We have specialized in the use and improvement of a particular type of vector called adenovectors.  By incorporating appropriate genes, adenovectors can also be used to develop vaccines.  In January 2002, we announced a $10.2 million collaboration with the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health to develop a preventative AIDS vaccine.

We have funded our operations primarily through public and private placements of equity securities, payments under collaborative programs with other companies and debt financings.  To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators.

GenVec’s net loss was $6.9 million or ($0.32) per share on revenues of $2.7 million for the quarter ended September 30, 2002.  This compares to a net loss of $5.7 million or ($0.31) per share on revenues of $249,000 in the same period of the prior year.  GenVec’s net loss was $20.2 million or ($0.93) per share on revenues of $4.9 million for the nine months ended September 30, 2002.  This compares to a net loss of $12.7 million or ($0.71) per share on revenues of $4.3 million in the same period of the prior year.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Revenues for the three and nine months ended September 30, 2002 were $2.7 million and $4.9 million, an increase of 993 percent and 14 percent, when compared to revenues of $249,000 and $4.3 million in the comparable periods of 2001. This increase in revenues was due to increased levels of funded activities under the Company’s collaboration agreements with the VRC, FUSO Pharmaceuticals and DirectGene, as well as reimbursement by Pfizer of certain clinical development costs relating to the transition of the BioBypass® collaboration to GenVec.

Under the Company’s $10.2 million contract with the VRC, GenVec will use its proprietary adenovector technology for the development of clinical grade preventative AIDS vaccine candidates.

EXPENSES

Operating expenses were $9.9 million and $25.2 million for the three and nine months ended September 30, 2002, an increase of 58 percent and 37 percent, compared to $6.2 million and $18.3 million in the comparable periods last year.  Research and development expenses for the three and nine months ended September 30, 2002 increased 79 percent and 49 percent to $7.4 million and $17.9 million, from $4.1 million and $12.0 million for the three and nine months ended September 30, 2001.  This increase was primarily related to the Company’s independent product development and research programs, including increased costs for clinical trials and manufacturing costs for clinical supplies in connection with the TNFeradeTM, AdPEDF and BioBypass® product development programs.

Operating expenses are expected to increase over the balance of the year as GenVec (i) advances the clinical development of TNFeradeTM into a second Phase II trial (treatment of esophageal cancer), (ii) initiates a Phase I trial using AdPEDF for the treatment of macular degeneration, and (iii) continues the clinical development of the Company’s leading cardiovascular product candidate, BioBypass®.

General and administrative expenses increased 17 percent and 15 percent to $2.5 million and $7.3 million for the three and nine months ended September 30, 2002 compared to $2.1 million and $6.3 million for the three and nine months ended September 30, 2001.  This increase was primarily attributed to our new product development initiatives, including building and maintaining our intellectual property portfolio, increased professional service fees and insurance premiums and continued improvements in our investor relations activities.

OTHER INCOME (EXPENSE)

Other income (expense) net, decreased 31 percent and 98 percent to $233,000 and $30,000 for the three and nine months ended September 30, 2002 from $335,000 and $1.3 million for the comparable periods last year.  The decrease in the three months ended September 30, 2002 was due to lower interest income resulting from lower cash balances and lower interest rates, partially offset by gains on the sale of investment securities. The decrease in the nine months ended September 30, 2002 was due primarily to the $1.0 million second quarter write down of the WorldCom note currently held in the Company’s investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated $16.8 million, compared to $17.0 million at December 31, 2001. This resulted primarily from the recent sale of long-term investments in connection with the Company’s decision to reposition its investment portfolio, offset by the use of cash for general operating activities.

Our operating activities used cash of  $17.2 million in the nine months ended September 30, 2002 compared to $12.0 million in the same period in 2001.  We expect to incur additional losses over the next several years as we increase expenditures for research and development, including pre-clinical studies, clinical trials, manufacturing and commercialization.  As we move into later stage clinical trials for our product candidates, the costs of administering the trials and manufacturing costs of related clinical supplies will increase significantly.  We will require substantial funds in addition to our present working capital to develop our product candidates and meet our business objectives.  We will seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional license arrangements, or some combination of these alternatives.  Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.

Net cash provided by investing activities was $6.4 million in the nine months ended September 30, 2002 compared to $16.4 million used for investing activities in the same period in 2001.  This cash provided by and used for investing activities results primarily from sales and purchases of available-for-sale securities during the respective periods. Additions to property and equipment were $1.1 million and $911,000 for the nine months ended September 30, 2002 and 2001.

Net cash provided by financing activities was $978,000 for the nine months ended September 30, 2002.  Proceeds from notes payable of $1.7 million and the issuance of common stock of $128,000 were partially offset by repayment of debt obligations, including sinking fund payments of $874,000.  Net cash used in financing activities was $495,000 for the nine months ended September 30, 2001.  Repayment of debt obligations, including sinking fund payments of $661,000 was partially offset by proceeds from a shareholder note of $80,000 and the issuance of common stock of $86,000.

As of September 30, 2002, we had $23.5 million in cash and investments.  We believe that our current cash  and investment reserves and anticipated cash flow from our current corporate collaborations will be sufficient to support our operations through mid 2003.  Our cash requirements may also vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances, patent developments and other developments.

As a result we will require additional financing to continue such operations beyond that time.  We are actively pursuing financing from equity or debt and from private and public sources.  In addition, we are in discussions with various third parties regarding collaborative licensing and/or research arrangements for a number of our products candidates which, if successfully entered into, could result in substantial licensing and milestone payments paid to us by the partner(s).  There is no assurance we will be able to raise additional financing or enter into such licensing and/or research arrangements.

If we do not obtain additional funding or enter into such licensing and/or research arrangements, we will need to modify our business objectives or delay, reduce the scope of, or eliminate one or more of our product research and development programs.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing our risk.  Our earnings and, potentially, our cash flow are subject to fluctuations resulting from general interest rate changes which impact the fair market value of our marketable debt investments.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss included in stockholders’ equity.  For additional disclosure of market risks refer to note 2 (b) to the financial statements contained in our annual report on Form 10-K for the year ended December 31, 2001.

We have addressed our exposures to market risk of changes in interest rates through the use of derivative financial instruments.  At September 30, 2002, we had an outstanding bond payable totaling $4.1 million.  This bond bears interest at a variable rate based on LIBOR.  During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Since completion of the public offering in December 2000, pursuant to Form S-1, (Commission File No. 333-47408) declared effective December 11, 2000, the net offering proceeds were invested in cash equivalents and short and long-term investments.  The cash equivalents consist of commercial paper having maturities of three months or less.  Our investment portfolio consists of investment grade government agency notes and corporate bonds having maturities of less than five years.  To date we have expended approximately $15.3 million of the proceeds of our initial public offering for research and development activities, approximately $6.5 million for general and administrative expenses, approximately $1.2 million for capital expenditures and approximately $1.1 million for repayment of loans and capital leases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

Exhibit Number	Description

99.1	Certification by Chief Executive Officer pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date:November 14, 2002	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
Director, President and Chief Executive Officer

Date: November 14, 2002	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

CERTIFICATION:

I, Paul H. Fischer, President and Chief Executive Officer of GenVec, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of GenVec, Inc. (the “Company”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Paul H. Fischer
Paul H. Fischer
President and Chief Executive Officer

CERTIFICATION:

I, Jeffrey W. Church, Chief Financial Officer, Treasurer and Corporate Secretary of GenVec, Inc. (the “Company”) certify that:

1. I have reviewed this quarterly report on Form 10-Q of GenVec, Inc. (the “Company”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary