Form 10-K
period 2002-12-31
GENVEC INC
filed 2003-03-31
CIK 934473

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

COMMISSION FILE NUMBER: 0-24469

GENVEC, INC. (Exact name of Registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	23-2705690 (I.R.S. Employer Identification Number)
65 WEST WATKINS MILL ROAD, GAITHERSBURG, MARYLAND (Address of principal executive offices)	20878 (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 240-632-0740

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF CLASS
COMMON STOCK, PAR VALUE $0.001 PER SHARE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the Nasdaq National Market on such date was $39,022,900. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2002 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

        As of February 28, 2003, there were 22,715,905 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        See Part III hereof with respect to incorporation by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

TABLE OF CONTENTS

FORM 10-K PART NO.	FORM 10-K ITEM NO.	DESCRIPTION	FORM 10-K PAGE NO.
I	1	BUSINESS	3
	2	PROPERTIES	25
	3	LEGAL PROCEEDINGS	26
	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
II	5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	29
	6	SELECTED FINANCIAL DATA	29
	7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
	7(A)	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35
	9	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
III	10-13		36
	14	CONTROLS AND PROCEDURES	36
IV	15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	37
		FINANCIAL STATEMENTS	F

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

PART 1

ITEM 1. BUSINESS

OVERVIEW

        We are a clinical-stage biopharmaceutical company developing and working to commercialize innovative therapeutic proteins to treat serious and life-threatening diseases, including cancer and heart disease. Our lead product candidates address significant markets for which no products are currently available or where the current standard of care can be significantly improved. Our most advanced product candidates are:

  •
  TNFerade™, which is currently in Phase II trials for the treatment of locally advanced pancreatic cancer and for the treatment of non-metastatic esophageal cancer;

  •
  BIOBYPASS, which has completed a Phase II trial in 71 patients with severe heart disease who have no treatment options; and

  •
  AdPEDF, which is currently in a Phase I trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50.

        Our product candidates are based on our proprietary technology that uses a vehicle, commonly called a vector, to deliver genes that produce proteins at the site of disease. Proteins are widely used in the practice of medicine, and have already become medically beneficial FDA-approved products. The medical use of many proteins, however, has historically been limited by the inability to maintain sufficient concentrations of the protein at the site of the disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein's presence in other, non-target tissues. We believe that our technology addresses these key hurdles and may have many advantages when compared with other protein therapy approaches including:

  •
  The efficient production of therapeutic proteins at the site of disease;

  •
  Better toleration as described in completed Phase I trials, by localized administration to the diseased tissue thereby avoiding toxicity associated with systemic administration of proteins; and

  •
  More cost-effective development since each of our product candidates shares common production and scale-up, purification, quality assessment and formulation technologies.

        We use adenovectors to deliver protein-coded genes to cells. Adenovectors are modified adenoviruses, which are naturally occurring viruses that cause aliments like a common cold. Our adenovectors lack the ability to replicate and cannot reproduce themselves inside the body. Our vectors also do not invade or integrate with the DNA of the patients. In essence, the insertion of the gene coded for the therapeutic protein is not permanent. The vector carrying the gene is delivered to the site of disease, produces the therapeutic protein for the desired period of time, and is then eliminated from the body.

        We have generated positive data, and our product candidates have been well tolerated in hundreds of patients, in multiple human clinical trials using our proprietary protein delivery approach. We believe these results support the broad applicability and commercial potential of our product candidates. In addition to our internally developed disease treatment programs, we are working with our collaborators and customers to develop second-generation vectors and new applications, such as vaccines, for our technology. Our current projects include:

  •
  A two and one-half year, $10.2 million collaboration with The Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of The National Institutes of Health to develop preventative AIDS vaccine candidates, announced January 2002;

  •
  A three-year, $4.5 million research collaboration with Fuso Pharmaceuticals to identify a targeted cancer therapy product candidate designed to treat not only the primary tumor but also cancer that has spread, or metastasized, to distant sites in the body, announced December 2002; and

  •
  A two-year, $1.9 million agreement with the U.S. Naval Research Center to develop vaccines against malaria and dengue virus, announced January 2003.

OUR PRODUCT CANDIDATES

PRODUCT CANDIDATE	DISEASE INDICATION	THERAPEUTIC PROTEIN	STATUS
TNFerade	Pancreatic Cancer Esophageal Cancer	TNF-alpha TNF-alpha	Phase II Phase II
BIOBYPASS	Coronary Artery Disease	VEGF121	Phase II
AdPEDF	Wet Age-Related Macular Degeneration	PEDF	Phase I

        TNFerade™ for cancer.    TNFerade, our lead product candidate, is designed for the treatment of cancer in conjunction with radiation and chemotherapy. Cancer is the second leading cause of death in the United States and approximately 60% of all cancer patients in the United States receive radiation therapy as part of their standard treatment. TNFerade produces tumor necrosis factor-alpha (TNF-alpha), a protein with a well-documented anticancer effect, directly at the site of disease through an injection into the tumor. The production of the TNF-alpha protein in the tumor is increased by therapies such as radiation and chemotherapy. Using our proprietary technology, we deliver the TNF-alpha protein using an adenovector that is designed to produce the greatest amount of protein when exposed to radiation therapy. Our approach is intended to enable the controlled production over a specific period of time of the TNF-alpha protein inside the tumor while avoiding unwanted exposure to healthy tissue.

        We initiated Phase II clinical trials in patients with locally advanced pancreatic cancer in July 2002 and in patients with non-metastatic esophageal cancer in November 2002. Interim results from the pancreatic cancer Phase II trial are expected to be available for presentation at the American Society of Clinical Oncology (ASCO) annual meeting in May 2003. Subject to a review of the emerging Phase II clinical data and pre-Phase III meetings with the FDA, we plan to initiate a pivotal Phase III trial of TNFerade for the treatment of either pancreatic cancer or non-metastatic esophageal cancer as early as the end of 2003. In two separate Phase I trials (one in solid tumors and one in soft tissue sarcomas), TNFerade in conjunction with radiation therapy was shown to be well tolerated and a dose-related 25% or greater reduction in tumor size was observed in more than 70% of patients with cancers including melanoma, pancreatic, small cell lung, rectal, breast and sarcoma.

        BIOBYPASS for severe heart disease.    BIOBYPASS is designed for the treatment of coronary artery disease. As a result of blocked arteries in the heart, patients with severe coronary artery disease typically experience severe, often immobilizing, pain from minimum physical activity such as walking. This pain is known as hypoxic pain because it results from a lack of oxygen to the tissues. BIOBYPASS is intended to restore blood flow to areas of the heart with insufficient blood flow through the formation of new blood vessels, a process known as angiogenesis. BIOBYPASS produces the therapeutic protein, vascular endothelial growth factor (VEGF121) that stimulates the growth of new blood vessels in heart tissue and restores blood flow to areas of the heart with poor blood flow. Our approach of directly injecting BIOBYPASS into the heart wall through a minimally invasive catheter approach enables the sustained, controlled production of the VEGF121 protein in the area of the heart with poor blood flow.

        In May 2002, we completed a randomized, controlled study of 71 patients with severe coronary artery disease and no treatment options. In November 2002, we presented statistically significant, positive results from this proof-of-principle study at the American Heart Association annual meeting showing that these "no option" patients benefited when they received BIOBYPASS. Patients treated with BIOBYPASS showed a greater ability to exercise, less chest pain, less need for medication for angina pain and an improved quality of life compared to patients receiving the current standard of care. There were no drug-related serious adverse events or dose limiting toxicities. Also in 2002, we completed a clinical study designed to demonstrate the feasibility of using an injection catheter to deliver BIOBYPASS directly to the heart muscle. This study is of importance since we anticipate that the commercialized version of BIOBYPASS will be delivered by a non-surgical injection catheter such as that used in our feasibility study. Results of this study will be presented at the American College of Cardiology meeting in March 2003. Subject to finding an appropriate strategic partner, we plan to initiate a randomized, placebo-controlled Phase II/III trial using BIOBYPASS delivered by an injection catheter in the second half of 2003.

        On January 7, 2003, we announced that our 107-patient, randomized, placebo-controlled Phase II clinical trial of BIOBYPASS for the treatment of a separate indication, peripheral vascular disease, failed to meet its primary endpoints due chiefly to an unexpectedly large placebo response. We believe that this will not affect our continued clinical development of BIOBYPASS for coronary artery disease because we have achieved statistically significant, positive results in our BIOBYPASS Phase II trials relating to coronary artery disease.

        AdPEDF for treatment of vision loss.    Our third product candidate, AdPEDF, is designed for the treatment of wet age-related macular degeneration. Macular degeneration is a progressive eye disease in which new capillaries grow behind the retina. In wet age-related macular degeneration, the new capillaries leak blood or a fluid into a portion of the eye, which damages vision cells. According to the Macular Degeneration Network, and others, there are approximately 200,000 new cases of wet age-related macular degeneration diagnosed each year in the United States and it is a leading cause of blindness in individuals over the age of 50. AdPEDF uses our proprietary technology to produce the pigment epithelium-derived factor (PEDF) protein, a natural inhibitor of angiogenesis, in the eye.

        During 2002, we initiated a Phase I clinical trial of AdPEDF and expect enrollment to be completed by the first half of 2004. In preclinical studies in animal models, AdPEDF inhibited the growth of new, unwanted blood vessels in the eye and caused established abnormal blood vessels to regress. We expect to present preclinical findings for our AdPEDF product candidate at the upcoming Association for Research in Vision and Ophthalmology (ARVO) meeting in May 2003.

OUR STRATEGY

        Our primary objective is to develop and commercialize products that are safer and more effective for major medical needs. We intend to pursue this objective through the following strategies:

        Develop and commercialize our lead product candidate, TNFerade, for the treatment of cancer. We have chosen locally advanced pancreatic cancer and non-metastatic esophageal cancer as lead indications for TNFerade because current therapy for these cancers is poor and local control of the tumor can lead to improved survival. We believe that TNFerade for these indications offers our most rapid path to commercialization of a product candidate because:

  •
  We expect to initiate a pivotal Phase III of TNFerade as early as the end of 2003;

  •
  The development process for cancer drugs, particularly those where the current therapy is poor, can typically be accomplished in a relatively cost-effective manner and short time period; and

  •
  We believe that we have or will have the ability to commercialize and market TNFerade ourselves because we expect the marketing of TNFerade will require a relatively small sales force.

        We will seek to retain significant commercial rights to TNFerade in North America and we are currently seeking relationships to lead the registration and commercialization efforts in Europe and the Pacific Rim and to help fund clinical development in North America.

        Develop and commercialize BIOBYPASS and AdPEDF through corporate alliances.    We intend to form strategic alliances with other companies to develop and commercialize BIOBYPASS for patients with severe heart disease and AdPEDF for patients with wet age-related macular degeneration. We anticipate that we will share the risks and costs of development by partnering these programs before completion of pivotal trials, which we expect may require granting commercialization rights to our collaborators. These relationships will allow us to further the development of BIOBYPASS and AdPEDF while we focus our internal efforts on the development and commercialization of our lead product candidate, TNFerade.

        Expand our product candidate pipeline and enhance our technology base.    We will continue to seek to enhance our gene delivery capabilities through internal research, external collaborations and acquisitions. We have received funding for research collaborations to develop vaccines against HIV, malaria and dengue viruses and to develop a second-generation TNFerade product candidate. We expect improvements in our core technology to enhance our drug discovery efforts and lead to additional product candidates. We intend to further strengthen our technologies relating to process development, formulation and manufacturing. We also intend to supplement our own development efforts through the acquisition of products and technologies that complement our general product development strategy.

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

        In constructing our product candidates, we combine a gene with a vector. We derive our vectors from a naturally occurring virus, called an adenovirus. In humans, adenoviruses reproduce in certain tissues, spread and can cause a form of the common cold. We design our vectors so that they cannot reproduce themselves or cause a cold. We do this to limit toxicity, including unwanted effects on target cells and the surrounding tissue, and to reduce any immune response to our vectors. We have multiple versions of vectors that cannot reproduce themselves. Our intellectual property extends to cover the production of stocks of vectors that do not contain any virus that can reproduce itself. These are known as replication-deficient adenovector stocks.

        When administered to tissues, our vectors enter target cells and produce the protein encoded by the inserted gene. These vectors can be used for functional genomics purposes to help determine the function of a specific gene and its potential use as a therapy, as well as to create product candidates. The benefits of vectors can be increased measurably for both functional genomics and product development purposes if the vector's ability to enter desired cells and tissues is broadened or specified. Unlike other vector systems, adenovectors have the potential to be readily re-engineered to alter their performance characteristics, including their ability to efficiently deliver genes to a wide range of tissues or to only select cells in the targeted tissue.

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

TECHNOLOGY FOR LOCAL DELIVERY AND EXPRESSION OF GENES

        Use of delivery devices.    To achieve local production of proteins, we administer our product candidates directly to the site of disease using standard medical devices, such as injection catheters or syringes. Direct administration of our products into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by significantly avoiding exposure throughout the body. For example, we are using needle-injection catheters so that the interventional cardiologist can administer BIOBYPASS angiogen directly into the diseased areas of the heart.

        Delivering genes to cells.    We believe that we are a leader in understanding and modifying the molecular interactions that specify how vectors derived from adenoviruses bind to cells. Adenoviruses enter cells by binding to receptors on the surface of the cell.

        In our BIOBYPASS program, we have taken advantage of our adenovector's natural binding to the muscle cells found in the heart. However, because not all disease targets contain this adenovirus receptor, we have developed technology to direct the binding of our vectors to different target receptors to enable a broad range of therapies. We can alter our vectors so that we can add new binding specificities.

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

        We currently use both UTV technology and DART vectors in our drug discovery process and we may incorporate these technologies into our next generation product candidates.

        Control of gene expression.    Our technology also allows us to control the location, duration and rate of therapeutic gene expression. We control gene expression by inserting a sequence of DNA, called a promoter, into our vectors adjacent to the therapeutic gene. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit. Using our technology, we have been able to achieve therapeutic gene expression for several months. In TNFerade, we intend to achieve local production of the TNF-alpha protein in cancerous tissue undergoing radiation treatment by inserting a specific promoter that will increase protein production after radiation, enhancing protein concentration in the cancer tissue receiving radiation, thereby increasing effectiveness and decreasing the potential for toxicity. We have broad proprietary technology for the use of radiation-induced gene expression in TNFerade.

TECHNOLOGY FOR PRODUCTION, PURIFICATION, QUALITY ASSESSMENT AND FORMULATION

        We believe our proprietary production technology and know-how facilitates the production, purification, quality assessment and formulation of our product candidates. The structure of our core vectors and the procedures for their production and purification enables us to minimize the presence of contaminants. We have an issued U.S. patent broadly covering stocks of adenovectors that cannot reproduce themselves. We believe our proprietary positions in these areas provide a competitive advantage. We expect to use substantially similar methods to produce, purify, assay and formulate many of our adenovector products. This allows us to accelerate product development in a cost effective manner. We have developed production and quality assessment technology suitable for late-stage clinical testing. We currently rely on third-party manufacturers for production of our product candidates for clinical purposes.

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

COLLABORATIVE RELATIONSHIPS

        We have received funding for research collaborations to develop vaccines against HIV, malaria and dengue viruses and to develop a second-generation TNFerade product candidate. These funded collaborations help to offset our development costs and enhance our ability to discover, evaluate, develop and seek to commercialize multiple product candidates.

        Fuso Pharmaceuticals Industries, Ltd.    In December 2002, we announced a new, three-year $4.5 million funded research agreement with Fuso Pharmaceuticals. This follows the successful conclusion of a former collaboration, which ran from 1997 to 2002. We established the new collaboration to identify a targeted cancer therapy product candidate designed to treat not only a primary tumor, but also cancer that has spread, or metastasized, to distant sites in the body. The intended targeted cancer therapy is expected to incorporate the gene for TNF-alpha. Under the terms of the agreement, we have worldwide rights, excluding Japan, to develop and commercialize product candidates arising from the collaboration. Fuso has development and commercialization rights in Japan, and an option to commercialize in Korea and Taiwan. In addition to the research funding, the agreement includes development milestone payments and royalties on commercial sales by Fuso of any products arising from the collaboration. Each party will be responsible for development and commercialization costs in its respective territories.

        We also are working with selected U.S. government institutions to develop new applications, such as vaccines, for our proprietary platform technology. These collaborations include:

        National Institute of Allergy and Infectious Diseases (NIAID) of The National Institutes of Health (NIH). On January 28, 2002, we signed an initial contract with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) under which GenVec will use its proprietary adenovector technology for the development and manufacture of clinical grade preventative AIDS vaccine candidates. The contract has an initial term of up to three years and a potential value of $10.2 million. In addition, we have had a Cooperative Research and Development Agreement, or CRADA, with NIAID in place since October 2001. The CRADA with NIAID governs a preclinical collaboration to evaluate and develop adenoviral vectors expressing modified HIV-1 genes. The CRADA includes built-in options to license new technology developed under the preclinical research project, but does not include any additional funding for us.

        U.S. Naval Medical Research Center.    On January 8, 2003, we signed an initial contract with the U.S. Naval Medical Research Center (NMRC) allowing them to use our proprietary adenovector technology for the development of vaccines against malaria and dengue virus. Under the two-year contract, we will receive $1.9 million and will be responsible for constructing and producing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. The NMRC will test the vaccine candidates in preclinical models to assess safety and effectiveness. Clinical trials in humans could commence following successful preclinical testing results and would be funded by the NMRC.

        We also sponsor research at leading academic institutions to enhance our ability to discover, evaluate and develop new product candidates. Our academic collaborations currently include agreements with Weill Medical College of Cornell University, University of Chicago and the Foundation for Fighting Blindness.

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

SOURCE	GENE	NATURE OF LICENSE
Asahi Chemical Industry Co., Ltd	TNF-alpha	United States, non-exclusive, for all gene therapy applications
Scios, Inc	VEGF121	Worldwide, exclusive for all gene therapy products
Public Health Service and Northwestern University	PEDF	Worldwide, exclusive for all ocular gene therapy applications

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

        Patent rights; licenses.    Our licensors and we have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of February 28, 2003, we held or had licenses to 289 issued, allowed or pending patents worldwide, of which 63 are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins, expression control elements that regulate the production of the therapeutic proteins by such genes, vectors into which we incorporate such genes and expression control elements to create our product candidates, cell lines used to manufacture our product candidates, targeting technology for adding specificity to our product candidates, methods of constructing, producing (including purification, quality control and assay techniques), storing, and shipping our product candidates, methods of administering our product candidates, and methods of treating disease using our product candidates.

        TNFerade.    We have a nonexclusive license under the U.S. patent, expiring in 2006, relating to the TNF-alpha gene, which we inserted into an adenovector to create TNFerade. In addition, we have issued patents and pending patent applications pertaining to such adenovectors, the expression control elements used in TNFerade to cause production of the TNF-alpha protein by the TNF-alpha gene, and methods of using TNFerade for treating disease. In particular, we have an issued U.S. patent, expiring in 2014, covering the use of a spacer sequence positioned in a particular location in certain adenovectors for improving the production of the adenovectors, including TNFerade. We have an exclusive license to issue U.S. patents expiring between 2010 and 2015 pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We are aware, however, of pending patent applications of third parties pertaining to adenovectors contemplated for use with TNFerade. It could be alleged that TNFerade conflicts with patents that may issue on these patent applications.

        BIOBYPASS.    We have an exclusive license, under a patent expiring in 2010, for all gene therapy products using the VEGF121 gene. In addition, we have pending patent applications pertaining to the special cell lines required for the production of particular adenovectors, including a cell line we use in the production of BIOBYPASS, as well as an issued patent, expiring in 2014, pertaining to stocks of adenovectors that cannot reproduce themselves. We also have pending patent applications pertaining to the delivery of angiogenic substances, such as our BIOBYPASS. However, third parties have patents and pending patent applications for other forms of the VEGF gene, and these third parties or their licensees may develop products using these forms of the gene. Third parties also may have pending patent applications for adenovectors, including possibly the adenovector used in the BIOBYPASS. We are aware of the issued patents and pending patent applications of third parties relating to special cell lines required for the production of particular adenovectors, including a cell line we use in the production of our BIOBYPASS, as well as issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of therapeutic substances to the heart and other tissues, similar to our BIOBYPASS. It could be alleged that our BIOBYPASS conflicts with such existing or future patents.

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

        UTV technology and DART vectors.    We have issued patents, expiring in 2014 and thereafter, and pending patent applications covering our UTV technology that allows for the delivery of genes in adenovectors to essentially all cell types, as well as our DART vectors, which are designed for the purpose of creating product candidates that deliver genes in adenovectors only to selected cells, and special cell lines required for the production of the UTV and DART vectors. We are aware, however, of the issued patents and pending patent applications of third parties relating to such vectors. It could be alleged that our UTV and DART vectors conflict with such existing or future patents.

        Production, purification, quality assessment and formulation technology.    We have issued patents, expiring in 2017 and thereafter, and pending patent applications pertaining to the production, purification, quality assessment and formulation of our product candidates. In particular, we have pending patent applications covering specialized cell lines for production of both small and large volumes of our product candidates, the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization, including an issued patent on the use of techniques to determine molecular weight as a means to establish product consistency and purity, and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped and used. There exist, however, issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment and formulation technology. It could be alleged that our production, purification, quality assessment and formulation technology conflicts with such existing or future patents.

        We anticipate that our current and future licensors and we will continue to seek to improve existing technologies and to develop new technologies and, when possible, secure patent protection for such improvements and new technologies.

        We are involved in patent interferences in the U.S., which will determine whether we or a competitor in each instance will receive a patent directed to particular technology. Two of the patent interferences pertain to the adenovector contemplated for use with our TNFerade and AdPEDF product candidates, while the third patent interference pertains to stocks of adenovectors that cannot reproduce themselves, such as those contemplated for use with our TNFerade, BIOBYPASS, and AdPEDF product candidates. As a result of existing agreements, we have licenses to the applicable patent applications involved in two of the interferences.

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

        Future competition will likely come from existing competitors, including competitors with rights to proprietary forms of the genes or proteins expressed by the genes that we currently use in our product development programs and competitors with rights to gene delivery technologies, as well as other companies seeking to develop new treatments. We are aware of new product development efforts, which may compete with BIOBYPASS, being pursued by, among others, Chiron Corporation and

Genentech, Inc. using therapeutic proteins and by Scherring AG (through their acquisition of Collateral Therapeutics) and Genzyme General using gene transfer. Competitors or their collaborators may identify important new drug discovery, genes or gene delivery technologies before us, or develop gene-based therapies that are more effective than those developed by our corporate collaborators or us or obtain regulatory approvals of their drugs more rapidly than us. We expect that competition in this field will intensify.

        We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. For example, some companies are evaluating laser-based devices as an approach to improve blood flow in patients with coronary artery disease. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include Introgen Therapeutics, Inc., Onyx Pharmaceuticals and Schering-Plough Corporation, which are developing adenoviral vectors to treat cancer. In addition, Alcon Laboratories, Inc., Allergan, EyeTech Pharmaceuticals, Inc. and Genentech, Inc. are developing inhibitors of blood vessel growth to treat macular degeneration and diabetic retinopathy. Some of these product candidates are in clinical development.

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

MANUFACTURING AND SUPPLY

        We currently rely on third-party manufacturers for current Good Manufacturing Practice, or cGMP, production of our product candidates for clinical purposes. We have a research and development facility and have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates. We believe that much of the production and assay technology that has been developed for BIOBYPASS under a previous corporate collaboration is suitable for our other product development programs.

        We intend to continue developing our own product development and manufacturing capability while utilizing third-party contractors where we lack sufficient internal capability. This effort will require significant resources and will be subject to ongoing government approval and oversight.

        We currently have only one supplier for certain of our manufacturing components, including components necessary for BIOBYPASS and TNFerade. Currently, we procure raw materials, known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Invitrogen/Gibro. We have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.

MARKETING AND SALES

        We continue to explore opportunities for corporate alliances and partners to help develop and ultimately commercialize and market our product candidates. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for development, manufacturing, marketing and sales of our products that will require broad marketing capabilities and overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for rights to market specific products in particular geographic territories. We presently have all rights to TNFerade, BIOBYPASS and AdPEDF product candidates

GOVERNMENT REGULATION

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

EMPLOYEES

        As of February 28, 2003, we had 95 full-time employees, 24 of whom hold M.D. or Ph.D. degrees and 27 of whom hold other advanced degrees. Of our total workforce, 70 are engaged in research and development activities and 25 are engaged in business development, finance, marketing and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS

We have a history of losses and anticipate future losses.

        We have incurred net losses in each year since our inception in December 1992, including a net loss of $25.6 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of approximately $95.4 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

        We derive substantially all of our revenues from payments from collaborations with corporations and government entities, and will continue to do so for the foreseeable future. We expect that it will be several years, if ever, before we will recognize revenue from product candidate sales or royalties. A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to fund research and development and to enhance our core technologies. We also expect to incur substantial expenses to manufacture our product candidates. As a result, we expect that our operating expenses will increase significantly over the next several years and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

We will need to raise additional funds in the future. If we cannot secure additional funding necessary to continue our operations, we may be required to delay, scale back or eliminate one or more of our product development or research programs.

        Our capital requirements will be substantial. Significant additional financing will be required, which we may seek to raise through, among other things, public or private equity offerings, debt financing, additional strategic alliances and licensing arrangements or some combination of these financing alternatives. Additional funding may not be available to us when needed, or it may be available only on terms unfavorable to us. To the extent that we raise additional capital by issuing equity or convertible securities, the ownership of existing stockholders would be diluted. If we cannot find adequate financing when needed, we may be required to significantly curtail one or more of our research and development programs, or to obtain funds through agreements with corporate collaborators or others that may require us to surrender rights to some of our technologies or potential product opportunities or through the grant of licenses on terms that are not favorable to us, any of which could negatively impact our operations and prevent us from achieving our business objectives.

Our ability to develop, obtain regulatory approval of and commercialize our potential products depends, in part, on collaborations with other companies. If we are unable to find collaborators, we may not be able to develop, test and commercialize our products.

        To date, we only have entered into collaborative agreements with a limited number of companies, and some of those are no longer in effect. The success of our business strategy depends, in part, on our ability to enter into and sustain collaborations with other companies for the development and commercialization of our product candidates. Unless we are able to enter into and sustain collaboration agreements, we will need to raise additional funds for the development, testing, and commercialization of our product candidates. If collaborations or other funding is not available, we may have to delay or curtail the development and commercialization of certain product candidates.

We cannot be sure that our collaborators will perform as expected, and collaborations might produce conflicts that could delay or prevent the development or commercialization of our potential product candidates and negatively impact our business and financial condition.

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

        An important part of our strategy involves conducting multiple product development programs. We may pursue opportunities in fields that conflict with those of our collaborators. In addition, disagreements with our collaborators could develop over rights to our intellectual property. The resolution of such conflicts and disagreements may require us to relinquish rights to our intellectual property that we believe we are entitled to. In addition, any disagreement or conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators. Such a conflict or disagreement could also lead to delays in collaborative research, development, regulatory approval or commercialization of various products or could require or result in litigation or arbitration, which would be time consuming and expensive and could have a significant negative impact on our business, financial condition and results of operations.

Our collaboration agreements may prohibit us from conducting research in areas that may compete with our collaboration products, while our collaborators may not be limited to the same extent. This could negatively affect our ability to develop products and, ultimately, prevent us from achieving a continuing source of revenues.

        We anticipate that some of our corporate or academic collaborators will be conducting multiple product development efforts within each disease area that is the subject of its collaboration with us. In the past, we generally have agreed not to conduct independently, or with any third party, certain research that is competitive with the research conducted under our collaborations. Therefore, our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Some of our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of their collaborations with us. In addition, competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawing support for our product candidates.

        Generally under our academic collaborations, we retain the right to exclusively license any technologies developed using funding we provided. If we elect to not license a particular technology,

the academic collaborator is typically free to use the technology for any purpose, including the development and commercialization of products that might compete with our products.

We are an early stage company deploying unproven technologies, and we may never be able to develop, get regulatory approval of, or market any of our product candidates.

        Gene therapy is a new and rapidly evolving medical approach, which has not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based products to date. In addition, no gene therapy product has received regulatory approval in the United States or internationally. We also have only limited data relating to the safety and effectiveness of our product candidates and delivery systems. To date, none of our product candidates has been approved for sale in the United States or elsewhere. We may be unable to develop products or delivery systems that:

  •
  prove to be safe and effective;

  •
  meet applicable regulatory standards;

  •
  are capable of being manufactured at reasonable costs;

  •
  do not infringe the intellectual property rights of third parties;

  •
  are superior to products offered by third parties; or

  •
  can be marketed successfully.

        Gene therapy products may be susceptible to various risks, including undesirable and unintended side effects from genes or the delivery systems, unintended immune responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval or commercial use. Successful products require significant development and investment, including a lengthy and uncertain period of testing to show their safety and effectiveness before their regulatory approval or commercialization. We have not proven our ability to develop, obtain regulatory approval of or commercialize gene therapy products. We may be unable to successfully select those genes with the most potential for commercial development.

If we fail to adequately show the safety and efficacy of our product candidates, we will not be able to obtain FDA approval of our product candidates.

        We face the risk of failure involved in developing therapies based on new technologies. While certain of our product candidates are in clinical trials, there are others for which we have not yet initiated clinical trials. For those product candidates not yet in clinical trials, we will need to conduct significant additional research and animal testing, referred to as preclinical testing, before any of these product candidates can advance to clinical trials. In addition, we will need to conduct further clinical testing of those product candidates currently in clinical trials. It may take us many years to complete preclinical testing or trials, and failure could occur at any stage of testing. Acceptable results in early testing or trials might not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products. Before we can file applications with the FDA for product approval, we must show that a particular product candidate is safe and effective. Even with respect to those product candidates currently in clinical trials, we must demonstrate the safety and efficacy of those product candidates before we can secure FDA approval. Our failure to adequately show the safety and effectiveness of our product candidates would prevent FDA approval of our products. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect our financial results and the commercial prospects for our product candidates.

Because we or our collaborators must obtain regulatory approval to market our products in the United States and in non-U.S. jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products; failure to comply with applicable regulations can also harm our business and operations.

        The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we or our collaborators will obtain regulatory approval for any product we develop. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials of the product and an extensive regulatory approval process implemented by the FDA. To date, neither the FDA not any other regulatory agency has approved a gene therapy product for sale in the United States or internationally. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Before commencing clinical trials, we must submit to the FDA and receive approval from the FDA of an Investigational New Drug application ("IND"). Clinical trials are subject to oversight by Institutional Review Boards and the FDA. Clinical trials are also subject to:

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

        We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If regulatory approval of a product is granted, this approval will be limited to those disease indications for which the product has shown through clinical trials to be safe and effective. The FDA also strictly regulates promotion and labeling after approval. Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This non-U.S. regulatory approval process includes risks similar to those associated with FDA clearance described above.

If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility for our products, we may experience delays and be unable to meet demand, and may lose potential revenues.

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

        These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial products. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than ours. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. There are very few contract manufacturers who currently have the capability to produce our proposed products, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates on a timely basis and at commercially reasonable prices would negatively affect our operations.

        Before we or our collaborators can begin commercially manufacturing any of our product candidates, we or our collaborators must obtain regulatory approval of our or their manufacturing facility and process. Manufacturing of our proposed products must comply with the FDA's current Good Manufacturing Practices requirements, commonly know as cGMP, and non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and non-U.S. regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. We or our collaborators must also pass a pre-approval inspection before FDA approval. If we or our collaborators fail to comply with these requirements, our product candidates would not be approved. If we or our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities also have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with cGMP and non-U.S. regulatory requirements.

        We intend to eventually develop our own manufacturing capability, which will require significant resources and will be subject to ongoing government approval and oversight. Our efforts may not be successful.

If successful large-scale manufacturing of gene therapy products is not possible, we may be unable to manufacture enough of our product candidates to achieve regulatory approval or market our products.

        Very few companies have shown successful large-scale manufacturing of gene therapy products, and it is anticipated that significant process development changes will be necessary for the commercial process. We may be unable to manufacture commercial-scale quantities of gene therapy products, or receive appropriate government approvals, on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis would prevent us from achieving our business objectives.

We may experience difficulties or delays in product manufacturing, which are beyond our control and could harm our business, because we rely on third-party manufacturers.

        We currently expect to produce our product candidates through third-party manufacturers. Problems with any manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped. In addition, any prolonged interruption in the operations of our or a third party's manufacturing facilities could result in the cancellation of shipments. A number of factors could cause interruptions, including equipment malfunctions or process failures, or damage to a facility due to natural disasters or otherwise. Because our manufacturing processes are or are expected to be highly complex and subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all.

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

We rely on a limited number of suppliers for some of our manufacturing materials. Any problems experienced by any of these suppliers could negatively affect our operations.

        We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. Currently, we procure raw materials, known as resins, for our product purification and testing methods from a limited number of suppliers. We also obtain nutrients we use to support the growth of microorganisms or other cells from Invitrogen/Gibro. Any significant problem experienced by one of our sole-source suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.

We have limited marketing capabilities, and if we are unable to enter into collaborations with marketing partners or develop our own sales and marketing capability, we may not be successful in commercializing our products.

        We currently have limited sales, marketing and distribution capabilities. As a result, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. In any case we may elect to establish our own specialized sales force and marketing organization to market our products to physicians. In order to do this, we would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay a product launch. We cannot be certain that we will be able to attract and retain qualified sales personnel or otherwise develop this capability.

We face substantial competition from other companies and research institutions that are developing products to treat the same diseases that our product candidates target, and we may not be able to compete successfully.

        We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases that our product candidates target. We may also face competition from companies that may develop competing technology internally or acquire it from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product commercialization efforts.

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

  •
  obtaining patent protection to other intellectual property rights that would limit or preclude our ability to use our technologies or develop products; or

  •
  developing products that are safer or more effective than those we develop or propose to develop.

        While we seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

Risks Related To Our Industry

If we are unable to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to compete with us.

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

        Our ability to develop and protect a proprietary position based on biotechnological innovations and technologies involving genes and gene therapy, delivery systems, production, formulations and the like, is particularly uncertain. The U.S. Patent and Trademark Office, as well as the patent offices in other countries, have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially. Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. In addition, other companies or institutions possess issued patents and have filed and will file patent applications that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene therapy products that are the same as or similar to the subject matter of our patent applications. For example, while we have pending patent applications pertaining to various types of adenovectors that cannot reproduce themselves, adenovectors modified to alter cell binding characteristics and special cell lines used to grow adenovectors, we are aware of issued patents and pending patent applications of other companies and institutions relating to the same subject matter. Patents and patent applications of third parties may have priority over our issued patents and our pending or yet to be filed patent applications. Proceedings before the U.S. Patent and Trademark Office and other patent offices to determine who properly lays claim to inventions are costly and time consuming, and we may not win in any such proceedings.

        The issued patents we already have or may obtain in the future may not provide commercially meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators' patents in the United States and other countries. In the event a company, institution or researcher infringes upon our or our collaborators' patent rights, enforcing these rights may be difficult and can be expensive and time consuming, with no guarantee that our or our collaborators' patent rights will be upheld. Others may be able to design around these patents or develop unique products providing effects similar to our products. Thus, for example, although we have an issued U.S. patent broadly covering stocks of adenovectors that cannot reproduce themselves, our competitors may find ways to get around this patent. In addition, our competitors may legally challenge our patents and they may be held to be invalid. In addition, various components used in developing gene therapy products, such as particular genes, vectors, promoters, cell lines and construction methods, used by others and us, are available to the public. As a result, we are unable to obtain patent protection with respect to such components, and third parties can freely use such components. Third parties may develop products using such components that compete with our potential products. Also, with respect to some of our patentable inventions, we or our collaborators have decided not to pursue patent protection outside the

United States. Accordingly, our competitors could develop, and receive non-U.S. patent protection for, gene therapies or technologies for which we or our collaborators have or are seeking U.S. patent protection. Our competitors may be free to use these gene therapies or technologies outside the United States in the absence of patent protection.

        Where we believe patent protection is not appropriate we rely to a limited extent on trade secrets to protect our technology. However, trade secrets are difficult to protect. While we have entered into confidentiality agreements with employees and collaborators, we may not be able to prevent the disclosure or use of our trade secrets. In addition, other companies or institutions may independently develop substantially equivalent information and techniques.

If our potential products conflict with intellectual property rights of competitors, universities or others, then we may be prevented from developing those product candidates.

        Other companies and institutions have issued patents and have filed and will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines and methods of making and using gene and gene-based therapy products used in or similar to our product candidates and technologies. For example, we are aware of issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of medically beneficial substances to the heart and other tissues. It could be alleged that our BIOBYPASS angiogen conflicts with these patents. We also are aware of other issued patents and pending patent applications that relate to various aspects of our product candidates and systems, and it could be alleged that our product candidates conflict with these patents. We have not conducted freedom to use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, those freedom to use patent searches that have been conducted may not have identified all relevant issued patents or all relevant pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some circumstances, until issuance as patents.

        An issued patent gives rise to a rebuttable presumption of validity under U.S. law and the laws of some other countries. The holder of a patent to which we or our collaborators do not hold a license could bring legal actions against our collaborators or us for damages or to stop us or our collaborators from using the affected technology, which could limit or preclude our ability to develop and commercialize our product candidates. If any of our potential products are found to infringe a patent of a competitor or third party, we or our collaborators may be required to pay damages and to either obtain a license in order to continue to develop and commercialize the potential products or, at the discretion of the competitor or third party, to stop development and commercialization of the potential products. Since we have concentrated our resources on developing only a limited number of products, the inability to market one of our products would disproportionately affect us as opposed to a competing company with many products in development.

        We believe that there will be significant litigation in our industry regarding intellectual property rights. Many of our competitors have expended and are continuing to expend significant amounts of time, money and management resources on intellectual property litigation. If we become involved in litigation, it could consume a substantial portion of our resources and could adversely affect our business, financial condition and results of operations, even if we ultimately are successful in such litigation, in view of our limited resources.

If our right to use intellectual property we license from others is affected, our ability to develop and commercialize our product candidates may be harmed.

        We rely, in part, on licenses to use some technologies that are material to our business. For example, to create our product candidates, we combine our vectors with genes intended to produce proteins. For our current product candidates, we have secured licenses to use the VEGF121, TNF-alpha, and PEDF genes. We do not own the patents that underlie these licenses. For these genes, we do not control the enforcement of the patents. We rely upon our licensors to properly prosecute and file those patent applications and to prevent infringement of those patents.

        While many of the licenses under which we have rights provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. In addition, our rights to use these technologies and practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement, or in certain other circumstances. In addition, some of our licenses require us to achieve specific milestones.

        Our product candidates and potential product candidates will require several components that may each be the subject of a license agreement. The cumulative license fees and royalties for these components may make the commercialization of these product candidates uneconomical.

Adverse events in the field of gene therapy may negatively affect regulatory approval or public perception of our products or product candidates.

        In September 1999, a patient undergoing gene therapy using an adenoviral vector to deliver a therapeutic gene died as a result of an adverse reaction to the treatment. This death was widely publicized. Other patient deaths have occurred in other gene-based clinical trials. These deaths and the resulting publicity surrounding them, as well as any other serious adverse events in the field of gene therapy that may occur in the future, may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. As a result of the incident in September 1999, the United States Senate held a series of hearings to determine whether additional legislation was required to protect patients who participate in clinical trials. Possibly as a consequence of these hearings, a specific division within the FDA for gene and cell therapy was established. Furthermore, extended patient follow-up for gene therapy product candidates has been recommended. Additionally, the National Institutes of Health and its advisory bodies routinely review the field of gene therapy and issue reports on the adverse events reported by investigators. The NIH has approved a proposal to establish a Gene Transfer Safety Assessment Board to review serious adverse event reports, annual reports and other safety information in order to assess toxicity and safety and report these findings at NIH Recombinant DNA Advisory Committee (RAC) meetings. Additional scrutiny cannot be ruled out. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

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

        If gene therapy does not gain acceptance among the public, the medical community and third-party payors, our business prospects will be seriously harmed and we may be unable to generate revenues.

        Our product candidates involve new technologies and therapeutic approaches in the field of gene therapy, which is a new and evolving field. As discussed above, no gene therapy product has received regulatory approval in any country, including the United States, and adverse events in this field may negatively affect public perception of our product candidates. Even if our product candidates attain regulatory approval, our success will depend upon the medical community, patients and third party payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective and safe. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments that they are already familiar with and for which greater clinical data may be available. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend our products for a variety of reasons, including the reimbursement policies of government and third-party payors. Further, third-party payors, such as health insurance plans, may be reluctant to authorize and pay for new forms of treatment that they may deem expensive and less-proven that existing treatments. Even if gene therapy products, and our product candidates in particular, are accepted by the medical community and third-party payors, the public in general, or patients in particular, may be uncomfortable with new therapies, including our product candidates, and it could take substantial time for them to accept gene therapy products as a viable treatment alternative, if ever. If gene therapy and our product candidates do not gain widespread acceptance, we may be unable to generate significant revenues, if any, which would adversely affect our results of operations. In addition, even if our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our product candidates or render them obsolete.

We may be sued for product liability, which could damage our reputation and expose us to unanticipated costs.

        We, alone or with our collaborators, may be held liable if any product we or our collaborators develop, or any product, which is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of the merit or eventual outcome, product liability claims may result in:

  •
  withdrawal of product candidates from our clinical trials;

  •
  withdrawal of our products from the market; if they have been approved;

  •
  damage to our reputation;

  •
  costs of litigation;

  •
  substantial monetary awards to plaintiffs; and

  •
  decreased demand for our products or product candidates.

        Although we currently have and intend to maintain product liability insurance, this insurance may become prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or in collaboration with others. If we are sued for any injury caused by our products, our liability could exceed our total resources.

We use hazardous chemicals and radioactive and biological materials in our business; any liability or disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

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

        Although we have general liability insurance, these polices contain exclusions from insurance against claims arising from pollution from chemical or radioactive materials. Our collaborators are working with these types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials. However, we believe that we are currently in compliance with all applicable environmental and occupational health and safety regulations.

If reforms in the health care industry make reimbursement for our potential products less likely, the market for our potential products will be reduced, and we will lose potential sources of revenue.

        Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we or our collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        There were no matters submitted by the Company during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	PRESENT POSITION WITH THE REGISTRANT
Paul H. Fischer, Ph,D.	53	Chief Executive Officer
David P. Wright	55	President and Chief Operating Officer
Jeffrey W. Church	46	Chief Financial Officer, Treasurer and Corporate Secretary
Thomas E. Smart	39	Sr. Vice President, Corporate Development
Bryan T. Butman, Ph.D.	50	Vice President, Quality
C. Richter King, Ph.D.	48	Vice President, Research
Imre Kovesdi, Ph.D.	56	Vice President, Chief Scientific Officer
David W. Robinson	44	Vice President, Sales and Marketing
Mary P. Sundeen	40	Vice President, Corporate Communications
Robert S. Tenerowicz	40	Vice President, Process Development and Clinical Supplies
Grant Yonehiro	39	Drug Development Vice President

        Paul H. Fischer serves as Chief Executive Officer and as a director of the Company. Dr. Fischer has served as President and Chief Executive Officer and as a director of the Company since 1995. Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc., (now Aronex Pharmaceuticals, inc.) a biotechnology company. Dr. Fischer's previous experience includes Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company. Dr. Fischer received his B.S. in Biology from the University of Denver, his Ph.D. in Pharmacology from the University of California at San Francisco and performed post-doctoral research in Pharmacology at Yale University School of Medicine and was an associate Professor of Human Oncology at the University of Wisconsin.

        David P. Wright serves as President and Chief Operating Officer and as a director of the Company. Mr. Wright joined the company in December 2002 and was elected to the Board in March 2003. Prior to joining GenVec, he served from February 2002 to December 2002 as President and Chief Business Officer, and from November 2000 to February 2002 as Executive Vice President, Commercial Operations, for Guilford Pharmaceuticals, a biotechnology company. Mr. Wright served as Executive Vice President for MedImmune, Inc. from 1990 to 2000. He has held various marketing and sales positions at pharmaceutical companies such as Smith-Kline and French, G.D. Searle, and Glaxo, Inc. Mr. Wright received his Masters of Arts in Speech Pathology and Audiology from the University of Florida.

        Jeffrey W. Church joined the Company in August of 1998 and serves as Chief Financial Officer, Treasurer and Corporate Secretary. Prior to joining the Company, he served from September 1997 to August 1998 as Executive Vice President and Chief Financial Officer of Biospherics, Inc., a telecommunications and biotechnology company. Before that Mr. Church was employed with Meridian Medical Technologies, Inc., a medical device/drug delivery company. In addition to his CFO duties at Meridian, Mr. Church was also responsible for one of the company's three operating units. Previously,

Mr. Church spent seven years with PricewaterhouseCoopers as Audit Manager. Mr. Church received his B.S. in Accounting from the University of Maryland and is a Certified Public Accountant.

        Thomas E. Smart joined GenVec in March 1995 to lead the Company's corporate development function and currently serves as Senior Vice President of Corporate Development. Previous experience includes Director of Business Development at Cell Genesys, Inc. a biotechnology company, various positions within the Corporate Strategic Planning and Allied Business Group at G.D. Searle, a pharmaceutical company, and Business Development Analyst at Genetics Institute, a biotechnology company. Mr. Smart received his B.S. in the biological sciences from Cornell University and his M.B.A. from the University of Chicago.

        Bryan T. Butman has served as our Vice President of Quality since March 2002. He joined GenVec in 1999 and previously served as Director of Quality and Analytical Sciences from September 1999 to March 2002. Dr. Butman has over 19 years of experience in the development, clinical testing, registration and manufacture of medical diagnostic products and in the development of quality control assays for parenteral biopharmaceuticals. Throughout his biotechnology career, Dr. Butman has developed successful products in the areas of cardiovascular disease, oncology, infectious disease and hematology. He has held senior positions within Warner Lambert, AKZO-Nobel, Organon Teknika, PerImmune and INTRACEL. Dr. Butman holds a Ph.D. in Cell Biology from Wayne State University.

        C. Richter King has served as our Vice President of Research since May 1999, and from May 1998 to May 1999 as our Vice President of New Product Research, an area that he still oversees. Prior to joining GenVec in 1998, Dr. King conducted extensive research into the amplification of the erbB-2 gene, which is associated with common human cancers. Pursuing erbB-2 as a potential target for anticancer therapy, Dr. King directed an experienced research group at the Georgetown University Medical School's Lombardi Cancer Research Center in Washington, DC, where he served as Associate Professor with the University's Department of Biochemistry. Previously, Dr. King was the Director of Drug Discovery for Oncologix (now Aronex Pharmaceuticals, Inc.). Dr. King holds a Ph.D. in Biochemistry from the Johns Hopkins University in Baltimore, MD.

        Imre Kovesdi has served as Chief Scientific Officer of the Company since April 1999. Previously he served as Vice President of Discovery Research from September 1995 to April 1999 and prior to that as Director of Vector Biology of the Company. From 1987 to 1993 he led projects in gene expression and neurotrophic factors at the Medical Research Division of the American Cyanamid Company. Dr. Kovesdi has a Ph.D. in molecular biology from Simon Fraser University and did his post-doctoral training at the Rockefeller University. He holds a bachelors degree in Electrical Engineering from the University of British Columbia, where he specialized in computer design and software engineering.

        David W. Robinson serves as Vice President, Marketing & Sales. Mr. Robinson joined the company in August 2002 and brings two decades of marketing and sales experience in the pharmaceutical arena. Prior to joining GenVec, he was Vice President, Oncology Sales for GlaxoSmithKline, a pharmaceutical company from 2000 to August 2002. Mr. Robinson held various management positions at GlaxoSmithKline, including Director of Oncology Marketing and Director of Business Operations. As Vice President, Marketing & Sales, he will direct all marketing and future sales efforts for GenVec's product candidates, TNFerade, BIOBYPASS and AdPEDF. Mr. Robinson received his Bachelor of Science degree in Business Administration from the Appalachian State University.

        Mary P. Sundeen has served as Vice President, Corporate Communications since March 2002 Ms. Sundeen joined GenVec in June 2001 as the Executive Director for Corporate Communications. She brings 18 years of public relations and media relations experience to GenVec, having most recently served as Senior Director, Corporate Communications for the Nasdaq-listed biopharmaceutical firm, EntreMed, Inc., from March 1998 to May 2001. Ms. Sundeen is responsible for crisis management, media and investor relations, and serves as corporate spokesperson. She received her Bachelor of Arts degree from the State University of New York and has sub-specialty training in technical writing and biomedical communication. She previously served as Director of Public Relations for the Dent Neurologic Institute at Millard Fillmore Hospital and Director of Corporate Communications and Marketing for a privately held corporation in New York. Her articles have regularly appeared in trade journals, and she is the co-editor of Style and Strategy of the Business Letter, published by Prentice-Hall, 1985.

        Robert S. Tenerowicz has served as Vice President, Process Development & Clinical Supplies, since March 2002. Mr. Tenerowicz joined GenVec in 1997 as Director of Project Management and served as Senior Director of Project Management from March 2000 to February 2002 when he was promoted to Vice President, Process Development and Clinical Supplies. Mr. Tenerowicz had 16 years of previous biotechnology industry and project management experience prior to joining GenVec. Mr. Tenerowicz spent nine years at Genentech, Inc., serving in both the manufacturing and project management groups. Following Genentech, Mr. Tenerowicz led the project management function at Cell Genesys, Inc. and then at its subsidiary, Abgenix, Inc., for three years before joining GenVec. While at Abgenix, Mr. Tenerowicz also had responsibility for the Quality Assurance and Regulatory Affairs functions. In addition to managing internal project management efforts, Mr. Tenerowicz has also gained extensive experience with outside partners, collaborators and contractors such as large pharmaceutical companies, biotechnology companies, device companies, contract manufacturing and testing organizations, and academic institutions. Mr. Tenerowicz received his Bachelor of Science degree in Physiology from the University of California at Davis and his Master of Business Administration in Operations Management from Golden Gate University.

        Grant Yonehiro has served as Drug Development Vice President since March 2002. Mr. Yonehiro joined the Company in 1996 as Director of Corporate Development. From 2000 to 2001 he served as our Vice President, Commercial Operations and from 1997 to 2000, he served as our Vice President, Product Management. Prior to joining GenVec, Mr. Yonehiro served as Manager of Business Development for Cell Genesys, Inc. Prior to December 1993, he was a Research Analyst for Focus Advisors, Inc., an equity research organization focusing on health care. Mr. Yonehiro received his Bachelor of Individualized Studies from the University of Minnesota and his M.B.A. from the University of California at Berkeley.

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

	HIGH	LOW
December 12-31, 2000	$9.875	$9.50
First Quarter 2001	$10.00	$4.00
Second Quarter 2001	$5.25	$2.75
Third Quarter 2001	$3.10	$1.70
Fourth Quarter 2001	$4.95	$1.65
First Quarter 2002	$4.80	$3.01
Second Quarter 2002	$3.50	$2.20
Third Quarter 2002	$3.70	$1.95
Fourth Quarter 2002	$4.30	$2.60

        As of February 28, 2003, there were approximately 164 holders of record of our common stock. We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

        Since completion of the public offering in December 2000, pursuant to Form S-1, Commission File No. 333-47408, the net offering proceeds have been invested in cash equivalents and short and long-term investments. The cash equivalents consist of commercial paper having maturities of three months or less. Our investment portfolio consists of investment grade government agency notes and corporate bonds having maturities of less than five years. Through December 31, 2002 we have expended approximately $17.6 million of the proceeds of our initial public offering for research and development activities, approximately $7.2 million for general and administrative expenses, approximately $1.8 million for capital expenditures and approximately $1.5 million for repayment of loans and capital leases.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2002. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual

Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	DECEMBER 31,
	2002	2001	2000	1999	1998
IN THOUSANDS, EXCEPT PER SHARE DATA
SUMMARY STATEMENTS OF OPERATIONS:
Revenues:
Research and development support	$8,414	$2,642	$8,835	$14,075	$6,750
License and milestone payments	—	1,775	5,050	2,875	3,000
Total revenues	8,414	4,417	13,885	16,950	9,750
Operating expenses:
Research and development	24,352	16,309	15,356	14,198	10,592
General and administrative	9,643	8,749	6,917	5,278	5,903
Total operating expenses	33,995	25,058	22,273	19,476	16,495
Loss from operations	(25,581)	(20,641)	(8,388)	(2,526)	(6,745)
Other income (loss), net	(17)	1,545	539	607	398
Net loss	$(25,598)	$(19,096)	$(7,849)	$(1,919)	$(6,347)
Basic and diluted net loss per share	$(1.17)	$(1.05)	$(2.80)	$(1.22)	$(4.10)
Shares used in computing basic and diluted net loss per share	21,816	18,124	2,808	1,576	1,549
	AS OF DECEMBER 31,
	2002	2001	2000	1999	1998
IN THOUSANDS
SUMMARY BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$17,652	$19,930	$39,790	$13,884	$8,919
Working capital	12,471	17,017	35,837	8,348	5,621
Long-term investments	2,708	21,988	6,682	2,485	—
Total assets	31,085	51,366	57,179	28,636	11,721
Long-term obligations, less current portion	5,921	5,088	6,026	6,822	—
Accumulated deficit	(95,439)	(69,841)	(50,745)	(42,896)	(40,977)
Total stockholders' equity	15,629	40,128	44,316	11,931	5,280

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report. See "Business—Risks and Uncertainties" regarding certain factors known to GenVec that could cause reported financial information not to be necessarily indicative of future results, including discussions of the risks related to the development, regulatory approval, proprietary protection of our product candidates, and their market success relative to alternative products.

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

        In accordance with Staff Accounting Bulletin 101, we have deferred recognition of up-front contract or license payments received under our collaboration and license agreements and have amortized the related unearned revenues over the terms of the collaboration agreements, generally ranging from two to four years. During 1997 and 1999, we received $5.0 million and $4.1 million, respectively, in upfront contract and license fees. Our results of operations included $2.9 million, $3.0 million and $1.8 million during the years ended 1999, 2000 and 2001 of amortization of these upfront contract and license fees. As of December 31, 2001, we had amortized all of these amounts into income. As of December 31, 2002 and 2001, we had unearned revenue related to other contracts of $481,000 and $461,000, respectively.

        Clinical Trial Expenses.    Clinical trial expenses are payable to clinical sites and core laboratories. Expenses for clinical sites are accrued ratably over the treatment period based on the number of patients treated for each trial. Expenses for core laboratories are recognized as incurred.

OVERVIEW

        We are a clinical-stage biopharmaceutical company developing and working to commercialize innovative therapeutic proteins to treat serious and life-threatening diseases, including cancer and heart disease. We have generated no product revenues and have funded our operations primarily through the private and public placement of equity securities and the proceeds from our collaboration agreements with corporate partners and government institutions.

        We have incurred operating losses each year since inception and, as of December 31, 2002, had an accumulated deficit of approximately $95.4 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities.

        Through December 31, 2002, we had recorded an aggregate of $9.1 million of deferred compensation expense (of which $7.5 million has been amortized to operations) resulting from the granting of stock options to employees, directors or consultants covering shares of our common stock, which stock options had exercise prices below the fair value of the underlying common stock at the date of their grant. Net of prior amortization and cancellations, net deferred compensation of $1.6 million at December 31, 2002 will be amortized over the vesting periods of the respective options, typically four years. We anticipate recording total compensation charges resulting from the amortization of the deferred compensation expense recorded as of December 31, 2002 approximately as follows: $960,000 in 2003, $624,000 in 2004 and $6,000 in 2005. During 2002 the Company amortized $1.6 million of deferred compensation expense.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUES:

        Research and development support.    Research and development revenues increased 218% to $8.4 million in 2002 from $2.6 million in 2001 primarily as a result of increased levels of funded activities under the Company's collaboration agreements with the Vaccine Research Center and Fuso Pharmaceuticals. Over 31% and 77% of our research and development support revenue in 2002 and 2001, respectively, were earned under our BIOBYPASS collaboration agreement with The Warner-Lambert Company/Pfizer, Inc. and related settlement agreement. As previously reported, Pfizer, Inc., which acquired Warner-Lambert in June 2000, elected to discontinue the collaboration in 2002. We will seek ongoing research and development support from existing contracts, including those with Fuso Pharmaceuticals, the Vaccine Research Center and the US Naval Medical Research Center, and from additional collaborative agreements.

        License and milestone payments.    There were no license and milestone payments in 2002 compared with $1.8 million in 2001. Revenues in 2001 consisted of amortization of upfront contract and license fees received in prior years.

OPERATING EXPENSES:

        Research and development.    Research and development expenses increased 49% to $24.4 million in 2002 from $16.3 million in 2001. The increase in our research and development activities related primarily to internal product development programs including the continuation of clinical development of TNFerade and initiation of clinical development efforts for our AdPEDF product program as well as development and clinical expenses of $2.8 million related to the assumption of the BIOBYPASS program from Pfizer in July 2002. These BIOBYPASS program expenses were partially offset by payments totaling $2.7 million for certain manufacturing, development and clinical costs received from Pfizer in 2002.

        General and administrative.    General and administrative expenses increased 10% to $9.6 million in 2002 from $8.7 million in 2001. The increase was primarily attributable to higher levels of expenditures related to legal and consulting fees associated with our new product development initiatives, including acquiring and maintaining our intellectual property portfolio, higher compensation costs resulting from new hires in the sales, marketing and commercialization areas and related recruiting and relocation costs.

        Other income.    Other income, consisting primarily of interest income and securities gains or losses offset by interest expense, decreased from $1.5 million in other income in 2001 to $17,000 in other expense in 2002. This decrease was due to lower levels of cash available for investing, lower rates of return on these invested funds, and an investment loss of $1.0 million reported in the second quarter of 2002.

YEARS ENDED DECEMBER 31, 2001 and 2000

REVENUES:

        Research and development support.    Research and development support decreased 70% to $2.6 million in 2001 from $8.8 million in 2000 primarily as a result of scheduled reductions in research and development support under our BIOBYPASS collaboration agreement with Warner-Lambert. In addition, revenue recognized in 2000 included $3.0 million in process development support received for successfully establishing a manufacturing process suitable for clinical manufacturing.

        License and milestone payments.    Recognition of license and milestone payments decreased to $1.8 million in 2001 from $5.1 million in 2000. Revenues in 2001 consisted of amortization of upfront contract and license fees. Revenues in 2000 consisted of amortization of upfront contract and license fees and a $2.0 million technology success fee related to the development of a production process and testing methods suitable for clinical supplies for pivotal trials.

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

        Other income.    Other income, consisting primarily of interest income, net of interest expense, increased 185% to $1.5 million in 2001 from $534,000 in 2000. The $1 million increase was due to higher levels of cash available for investing as a result of our IPO in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

        To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for the foreseeable future until one or more of our product candidates are commercialized. As of December 31, 2002, we held $20.4 million in cash and investments as compared to approximately $41.9 million at December 31, 2001. Net cash used in operating activities was $20.3 million in 2002 compared with $16.2 million used in 2001. The increase is primarily the effect of the $6.5 million increase in the net loss for 2002 as compared with 2001. Net cash provided by financing activities was $1.4 million in 2002, reflecting loan proceeds of $2.5 million net of debt payments of $1.3 million. Net cash provided by investing activities was approximately $9.0 million in 2002, which consisted principally of the maturity of investment securities offset by the purchase of property and equipment. As of December 31, 2002, our working capital was approximately $12.5 million compared to $17.0 million at December 31, 2001, primarily reflecting a $2.3 million decrease in cash and equivalents and short-term investments and a $2.7 million increase in accounts payable and accrued expenses partially offset by an increase in accounts receivable of $924,000 resulting from funded research agreements with the Vaccine Research Center and Fuso Pharmaceuticals.

        Historically, we have contracted with various academic institutions and research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses. Our commitments are summarized in the following table:

	Payments Due by Period (000's)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt, including Capital Lease Obligations	$7,407	$1,486	$2,675	$1,649	$1,597
Operating Leases	5,148	724	1,439	1,516	1,469
Other Obligations	3,101	2,733	368	—	—

Total Contractual Obligations	$15,656	$4,943	$4,482	$3,165	$3,066

        We expect our revenue for the next several years to consist primarily of payments under corporate collaborations and interest income. In order to reduce our operating expenses, we intend to focus our resources on our lead product candidate, TNFerade, for the treatment of cancer. With respect to our other product candidates, including TNFerade, BIOBYPASS, and AdPEDF we will seek to form strategic alliances with other companies pursuant to which we will share the risks and costs of development. We also will continue to look for funded research collaborations to help offset our future losses from operations. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.

        We also will continue to seek capital through the public or private sale of securities. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development or clinical programs.

        In December 2001 we raised $12.8 million, net of offering costs of $118,000, in a private equity offering. In January 2003, we raised approximately $1.9 million in an offering from our shelf registration statement.

        We believe that our cash reserves and anticipated cash flow from our current collaborations will be sufficient to support our operations for approximately 15 to 16 months. Without new collaborations or additional equity financing, we would use approximately $18 million in cash over the next twelve months, including approximately $550,000 for capital expenditures and $1.4 million in debt service payments. We expect that significant additional financing will be required in the future, which we may seek to raise through public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives.

        As of December 31, 2002, our net operating loss carry forwards were approximately $87.8 million. If not utilized, our loss carry forwards will expire at various dates through 2022. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations may have been triggered as a result of past or future financings. This annual limitation may result in the expiration of certain net operating losses before their use.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2002, we had cash and cash equivalents and short-term and long-term investments of $20.4 million as follows:

Cash and cash equivalents	$4.6 million
Short-term investments	13.1 million
Long-term investments	2.7 million

        Our exposure to market risk is confined to our cash and cash equivalents, which consist of commercial paper having maturities of less than one year, and our investment portfolio. We maintain an investment portfolio of investment grade government agency notes, corporate bonds and asset-backed securities. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2002, securities totaling $13.1 million mature in 2003, $282,000 mature in 2004 and $2.4 million mature in 2006. While we do not believe that an increase in market rates would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

        At December 31, 2002, we had an outstanding bond payable of $4.1 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.68% plus a remarketing fee. We also have outstanding loans and capital lease obligations totaling $3.3 million at fixed interest rates ranging from 5.0% to 12.1%. Principal and interest on these loans is due and payable monthly.

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
                DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information required by this item, with the exception of information on our executive officers, is incorporated by reference from our Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from our Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from our Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

        Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under "Equity Compensation Plan Information" in the Proxy Statement relating to the 2003 Annual Meeting of stockholders, and all such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from our Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer), management has reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies or material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements—See index to Financial Statements on page F below for a list of the financial statements being filed herein.
	(2)
		Financial Statement Schedules—All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.
	(3)	Exhibits.
EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation of GenVec, Inc. (filed herewith)
3.1(a)	Certificate of Designation of the Series A Junior Participating Preferred Stock. (filed herewith)
3.2	Amended & Restated Bylaws of GenVec, Inc. (1)
4.1	Rights Agreement dated as of September 7, 2001 between the Registrant and American Stock Transfer & Trust Company, the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto (4)
4.2	Stock Purchase Agreement dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant (5)
4.3	Investor Rights Agreement, dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant (5)
10.1	Form of Indemnification Agreement for Directors and Officers. (1)
10.2	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.* (2)
10.3	2000 Employee Stock Purchase Plan, and form of agreement thereunder.* (1)
10.4	Amended and Restated 2000 Director Option Plan.* (7)
10.5	2002 Stock Incentive Plan* (6)
10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Registrant. (1)
10.7	New Collaboration Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries, Ltd. and the Registrant (filed herewith)+
10.8	New Commercialization Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries Ltd. and the Registrant. (filed herewith)+
10.9	License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Registrant. (1)
10.10	Sponsored Research Agreement dated April 1, 2002 between Cornell University and the Registrant. (filed herewith)+
10.11	Amended and Restated Exclusive License Agreement dated March 18, 2002 between Cornell University and the Registrant. (filed herewith)+
10.12	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Registrant and Cornell Research Foundation, Inc. (filed herewith)
10.13	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Registrant. (1)
10.14	Amended and Restated Registration Rights Agreement dated December 2, 1998 between the Registrant and certain stockholders. (1)
10.15	Patent License Agreement dated January 8, 2000 between the Registrant and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000. (1)
10.16	Patent License Agreement dated December 20, 2000 between the Registrant and Northwestern University (3).
10.17	Salary Continuation Agreement between the Registrant and Paul H. Fischer dated October 15, 2002 (filed herewith)
10.18	Change in Control Agreement between the Registrant and Paul H. Fischer dated October 15, 2002 (filed herewith)

10.19	Salary Continuation Agreement between the Registrant and David P. Wright dated January 2, 2003 (filed herewith)
10.20	Change in Control Agreement between the Registrant and David P. Wright dated January 2, 2003 (filed herewith)
10.21	Salary Continuation Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002 (filed herewith)
10.22	Change in Control Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002 (filed herewith)
10.23	Salary Continuation Agreement between the Registrant and Thomas E. Smart dated October 15, 2002 (filed herewith)
10.24	Change in Control Agreement between the Registrant and Thomas E. Smart dated October 15, 2002 (filed herewith)
10.25	Form of Salary Continuation Agreement between the Registrant and other executive officers and senior staff dated October 15, 2002 (filed herewith)
10.26	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002 (7)+
23.1	Consent of Independent Auditors (filed herewith).
24.1	Power of Attorney (filed herewith).
99.1	Certification by Chief Executive Officer pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

  (5)
  Incorporated by reference from our Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on January 3, 2002.

  (6)
  Incorporated by reference from our Quarterly Report on Form 10-Q (File No: 0-24469) Filed with the Securities and Exchange Commission on August 14, 2002.

  (7)
  Incorporated by reference from our Annual Report on Form 10K (File No. 0-24469) filed with the Securities and Exchange Commission on March 28, 2002.

(b)
Reports on Form 8-K.

  No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.
By:	/s/ Paul H. Fischer, Ph.D. Paul H. Fischer, Ph.D. Chief Executive Officer and Director March 28, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D.	Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ DAVID P. WRIGHT David P. Wright	Director, President and Chief Operating Officer	March 28, 2003
/s/ JEFFREY W. CHURCH Jeffrey W. Church	Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 28, 2003
* Herbert J. Conrad	Director	March 28, 2003
* Barbara Hackman Franklin	Director	March 28, 2003
* Wayne T. Hockmeyer, Ph.D.	Director	March 28, 2003
* William N. Kelley, M.D.	Director	March 28, 2003
* John Landon	Director	March 28, 2003
* Louise M. Sherwood M.D.	Director	March 28, 2003
* Harold R. Werner	Director	March 28, 2002
* Wendell Wierenga, Ph.D.	Director	March 28, 2003

By:	* /s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D. Attorney-in-Fact

CERTIFICATIONS *

I, Paul H. Fischer, Ph.D., certify that:

1.
I have reviewed this annual report on Form 10-K of GenVec, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Paul H Fischer Ph.D.
Paul H. Fischer, Ph.D.
Chief Executive Officer

I, Jeffrey W. Church, certify that:

1.
I have reviewed this annual report on Form 10-K of GenVec, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Jeffrey W. Church
Jeffrey W.Church
Chief Financial Officer, Treasurer and
Corporate Secretary

GENVEC, INC.
INDEX TO FINANCIAL STATEMENTS

PAGE NO.
Independent Auditors' Report	F-1
Balance Sheets as of December 31, 2002 and 2001	F-2 to F-3
Statements of Operations—Years Ended December 31, 2002, 2001 and 2000	F-4
Statements of Stockholders' Equity—Years Ended December 31, 2002, 2001 and 2000	F-5
Statements of Cash Flows—Years Ended December 31, 2002, 2001 and 2000	F-6
Notes to Financial Statements	F-7 to F-25

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GenVec, Inc.:

        We have audited the accompanying balance sheets of GenVec, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Baltimore, Maryland
March 13, 2003

GENVEC, INC.
Balance Sheets
(in thousands, except share and per share amounts)

	DECEMBER 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,597	$14,516
Short-term investments (note 3)	13,055	5,414
Accounts receivable	924	—
Prepaid expenses	1,006	662
Other current assets	223	462
Bond sinking fund (note 5)	241	238

Total current assets	20,046	21,292

Property and equipment, net (notes 4 and 5)	7,886	7,974
Long-term investments (note 3)	2,708	21,988
Other assets	445	112

Total assets	$31,085	$51,366

See accompanying notes to financial statements.

GENVEC, INC.
Balance Sheets (continued)
(in thousands, except share and per share amounts)

	DECEMBER 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,298	$1,184
Accrued payroll, bonus and related expenses	1,022	940
Accrued clinical trial expenses	1,114	222
Accrued expenses	872	423
Accrued technological license and intellectual property expenses	302	112
Unearned revenue	481	461
Current portion of long-term debt (note 5)	1,486	932

Total current liabilities	7,575	4,274

Long-term debt (note 5)	5,921	5,088
Deferred rent (note 8)	1,104	1,183
Other non-current liabilities	856	693

Total non-current liabilities	7,881	6,964

Commitments (notes 5 and 8)
Stockholders' equity (notes 6 and 9):
Preferred stock, $0.001 par value, 4,400,000 shares authorized at December 31, 2002 and 2001, no shares issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 600,000 shares authorized at December 31, 2002 and 2001, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized at December 31, 2002 and 2001, 21,979,195 and 21,781,173 shares issued at December 31, 2002 and 2001, 21,908,245 and 21,710,223 shares outstanding at December 31, 2002 and 2001	22	22
Additional paid-in capital	112,975	112,798
Accumulated deficit	(95,439)	(69,841)
Deferred compensation (note 9)	(1,590)	(3,146)
Accumulated other comprehensive income (notes 3, 5 and 12)	(339)	295
Treasury stock, 70,950 common shares	—	—

Total stockholders' equity	15,629	40,128

Total liabilities and stockholders' equity	$31,085	$51,366

See accompanying notes to financial statements.

GENVEC, INC.
Statements of Operations
(in thousands, except share and per share amounts)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenues (notes 6 and 7):
Research and development support	$8,414	$2,642	$8,835
License and milestone payments	—	1,775	5,050

Total revenues	8,414	4,417	13,885

Operating expenses:
Research and development	24,352	16,309	15,356
General and administrative	9,643	8,749	6,917

Total operating expenses	33,995	25,058	22,273

Loss from operations	(25,581)	(20,641)	(8,388)

Other income (expense):
Interest income	1,000	2,103	1,064
Interest expense	(531)	(580)	(530)
Investment gains (losses)	(486)	22	5

Total other income	(17)	1,545	539

Net loss	$(25,598)	$(19,096)	$(7,849)

Basic and diluted net loss per share	$(1.17)	$(1.05)	$(2.80)

Shares used in computing basic and diluted net loss per share	21,815,547	18,124,351	2,807,809

See accompanying notes to financial statements.

GENVEC, INC.
Statements of Stockholders' Equity
(in thousands, except share data)

	CONVERTIBLE PREFERRED STOCK
			COMMON STOCK					ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
					ADDITIONAL PAID-IN CAPITAL	DEFFERED COMPENSATON	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT					TOTAL
Balance, December 31, 1999	7,695,402	$8	1,598,593	$2	$55,716	$(850)	$(42,896)	$(48)	$11,932
Conversion of convertible preferred shares into common shares (note 9)	(7,695,402)	(8)	11,543,092	12	(4)	—	—	—	—
Issuance of common shares through initial public offering, net of issuance costs of $1,373 (note 9)	—	—	4,000,000	4	33,963	—	—	—	33,967
Issuance of common shares through private sale concurrent with initial public offering (note 6)	—	—	421,052	—	5,000	—	—	—	5,000
	—	—	—	—	—	—	—	—
Exercise of options and warrants	—	—	432,707	—	66	—	—	—	66
Deferred compensation resulting from grant of options below fair value	—	—	—	—	5,329	(5,329)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,116	—	—	1,116

Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,849)	—	(7,849)
Unrealized gain on investments	—	—	—	—	—	—	—	84	84

Comprehensive loss	—	—	—	—	—	—	(7,849)	84	(7,765)

Balance, December 31, 2000	—	—	17,995,444	18	100,070	(5,063)	(50,745)	36	44,316
Issuance of common shares through private equity offering, net of issuance costs of $118 (note 9)	—	—	3,582,000	4	12,774	—	—	—	12,778
Exercise of options and warrants	—	—	162,332	—	103	—	—	—	103
Issuance of common shares through Employee Stock Purchase Plan	—	—	41,397	—	103	—	—	—	103
Payment of stock note receivable	—	—	—	—	80	—	—	—	80
Reversal of deferred compensation for option cancellations	—	—	—	—	(332)	332	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,585	—	—	1,585

Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,096)		(19,096)
Net unrealized change in:
Investments	—	—	—	—	—	—	—	595	595
Cash flow hedge derivative	—	—	—	—	—	—	—	(336)	(336)

Comprehensive loss	—	—	—	—	—	—	(19,096)	259	(18,837)

Balance, December 31, 2001	—	—	21,781,173	22	112,798	(3,146)	(69,841)	295	40,128
Exercise of options	—	—	124,230	—	91	—	—	—	91
Issuance of common shares through Employee Stock Purchase Plan	—	—	73,792	—	135	—	—	—	135
Additional private equity issuance costs	—	—	—	—	(39)	—	—	—	(39)
Deferred compensation resulting from grant of options And warrants below fair value	—	—	—	—	268	(268)	—	—	—
Reversal of deferred compensation for option cancellations	—	—	—	—	(278)	278	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,546	—	—	1,546

Comprehensive loss:
Net loss	—	—	—	—	—	—	(25,598)	—	(25,598)
Net unrealized change in:
Investments	—	—	—	—	—	—	—	(405)	(405)
Cash flow hedge derivative	—	—	—	—	—	—	—	(229)	(229)

Comprehensive loss	—	—	—	—	—	—	(25,598)	(634)	(26,232)

Balance, December 31, 2002	—	$—	21,979,195	$22	$112,975	$(1,590)	$(95,439)	$(339)	$15,629

See accompanying notes to financial statements.

GENVEC, INC.
Statements of Cash Flows
(in thousands)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(25,598)	$(19,096)	$(7,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,118	1,809	1,589
Stock option and warrant compensation expense (note 9)	1,546	1,585	1,116
Loss (gain) on investments	486	(22)	(5)
Loss on disposal of assets	8	129	42
Changes in operating assets and liabilities:
Accounts receivable	(924)	210	568
Accounts payable and accrued expenses	2,728	180	(860)
Unearned revenue	20	(1,539)	(2,675)
Other assets and liabilities, net	(670)	530	(934)

Net cash used in operating activities	(20,286)	(16,214)	(9,008)

Cash flows from investing activities:
Purchases of property and equipment	(1,515)	(1,040)	(907)
Purchases of investment securities	(22,280)	(32,032)	(11,027)
Proceeds from sale and maturity of investment securities	32,749	18,003	6,131
Proceeds from sale of investment bond trust	—	—	1,423
Proceeds from sale of assets	1	1	12

Net cash provided by (used in) investing activities	8,955	(15,068)	(4,368)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	187	13,063	39,033
Loan proceeds	2,500	—	93
Payments of long-term debt	(1,275)	(889)	(596)

Net cash provided by financing activities	1,412	12,174	38,530

Increase (decrease) in cash and cash equivalents	(9,919)	(19,108)	25,154
Cash and cash equivalents, beginning of year	14,516	33,624	8,470

Cash and cash equivalents, end of year	$4,597	$14,516	$33,624

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$516	$488	$495

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed by capital leases	$163	$—	$—

See accompanying notes to financial statements.

GENVEC, INC.
Notes to Financial Statements
December 31, 2002 and 2001
(in thousands, except share and per share amounts)

(1)  ORGANIZATION AND BUSINESS DESCRIPTION

        GenVec, Inc. (GenVec or the Company) is a clinical-stage biopharmaceutical company developing innovative therapeutics to treat serious and life-threatening diseases, including cancer and heart disease. Our most advanced product candidates are:

  •
  TNFerade™, which is currently in Phase II trials for the treatment of locally advanced pancreatic cancer and for the treatment of non-metastatic esophageal cancer;

  •
  BIOBYPASS®, for which we recently completed a randomized, controlled study of 71 patients with severe coronary artery disease. Subject to finding an appropriate strategic partner, we plan to initiate a randomized, placebo-controlled Phase II/III trial in the second half of 2003 treating patients with severe heart disease who have no therapeutic options; and

  •
  AdPEDF, which is currently in a Phase I trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50.

        The medical use of many proteins has historically been limited by the inability to maintain sufficient concentrations of the protein at the site of the disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein's presence in other, non-target tissues. GenVec's product candidates are based on proprietary technology that uses an adenovector to deliver genes that produce proteins at the site of disease.

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

        GenVec's future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and the Company's continued ability to obtain future funding. While available cash and investments are expected to be sufficient to finance currently planned activities through the first quarter of 2004, the Company will need to raise additional funds in order to complete its product development programs and commercialize its first product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company's ability to raise additional capital and its overall success include the rate and degree of progress for its product development programs, the liquidity and volatility of its equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results or operations.

        The Company is currently pursuing additional sources of financing. If the Company cannot obtain additional funding prior to the end of the second quarter of 2003, it will make substantial reductions in the scope and size of its operations, and may curtail activities currently planned to be undertaken, in order to conserve cash.

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

  (c)
  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, long-term investments, bond sinking fund, interest rate swap, accounts payable, and long-term debt.

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

  (e)
  OTHER ASSETS

          Other assets consist primarily of deferred financing costs that are amortized over the life of the financing on a straight-line basis and deposits made for equipment purchases.

  (f)
  REVENUE RECOGNITION

          Since 1997, the Company has generated substantial revenue through a collaborative research and development agreement with a related party (Note 6).

          Research and development (R&D) revenue from cost-reimbursement and cost-plus agreements are recognized as earned based on the performance requirements of the contract. Non-refundable R&D fees for which no future performance obligations exist are recognized when collection is assured. Contract and upfront license payments with continued involvement through a research or development collaboration are recognized ratably over the contract period. Revenue associated with performance milestones is recognized based on achievement of the milestones as defined in the respective agreements. Research and development, license and milestone revenue recognized in the accompanying statements of operations is not subject to repayment.

  (g)
  RESEARCH AND DEVELOPMENT

          Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements.

  (h)
  CLINICAL TRIAL EXPENSES

          Clinical trial expenses are payable to clinical sites and core laboratories. Expenses for clinical sites, which consist of the costs of patient treatment and follow-up, are accrued ratably over the estimated treatment period based on the number of patients treated for each trial. Expenses for core laboratories are charged to operations as incurred.

  (i)
  INCOME TAXES

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  (j)
  NET LOSS PER SHARE

          Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

          If the Company had net income, diluted earnings per share would be presented based on the shares used in the computation of basic net loss per share as well as potential common shares related to outstanding options and warrants.

          Securities outstanding which were excluded from the computation of diluted net loss per share because their effect was anti-dilutive consisted of the following:

	2002	2001	2000
Outstanding options	715	1,148	2,362
Warrants	—	3	54
  (k)
  COMPREHENSIVE LOSS

          Comprehensive loss consists of net loss and unrealized holding gains and losses from available-for-sale securities and cash flow hedge derivative and is presented in the statements of stockholders' equity.

  (l)
  INTEREST RATE SWAP

          The Company has an interest rate swap agreement to manage interest rate exposure. In 2000, the agreement was accounted for on an accrual basis. Amounts to be paid or received under this agreement are recognized over the life of the related debt and are included in interest expense. In 2001, the Company adopted SFAS No. 133. The interest rate swap qualifies as a cash flow hedge and, accordingly, it was recorded at its fair market value in the accompanying 2001 balance sheet. The cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS No. 133, as amended, increased comprehensive loss by $167 in 2001.

  (m)
  TECHNOLOGICAL LICENSE AND INTELLECTUAL PROPERTY

          Technological license and intellectual property costs consist of payments associated with license agreements and legal costs associated with the acquisition and development of intellectual property. Costs associated with the acquisition and development of intellectual property are expensed when incurred.

  (n)
  STOCK OPTION PLAN

          The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations, and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with the provisions of SFAS No. 123.

  (o)
  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company's significant accounting estimates involve recognition of revenue from R&D agreements and accrual of clinical trial costs.

  (p)
  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 will be applied in 2003. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 had no effect in 2002 and is not expected to have a material effect on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for the 2002 financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for 2002 and are included in the notes to these consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For variable interest entities created before February 1, 2003, the Interpretation applies beginning on July 1, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

(3)  INVESTMENTS

        The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at December 31, 2002 and 2001, are as follows:

	2002
	Amortized cost	Gross unrealized holding gains	Fair value
Available for sale:
Government agency notes	$15,349	$132	$15,481
Corporate bonds	187	95	282

	$15,536	$227	$15,763

Classified as cash equivalents:
Commercial paper	$2,714	$—	$2,714

	2001
	Amortized cost	Gross unrealized holding gains	Fair value
Available for sale:
Government agency notes	$10,535	$232	$10,767
Asset backed securities	1,980	33	2,013
Corporate bonds	14,256	366	14,622

	$26,771	$631	$27,402

Classified as cash equivalents:
Commercial paper	$14,273	$—	$14,273

        Maturities of securities classified as available-for-sale were as follows at December 31:

	Fair Value
	2002	2001
Available for sale:
Due within one year	$13,055	$5,414
Due after one year through four years	2,708	21,988

	$15,763	$27,402

        Included in the portfolio at December 31, 2002 was a $1.2 million par value WorldCom Incorporated ("WorldCom") 6.5% note due May 14, 2004. On July 21, 2002 WorldCom filed for bankruptcy court protection under Chapter 11 of the U.S. Bankruptcy Code. The market price of this note on June 30, 2002 was quoted at $16 per $100 value and it remained at approximately that price for several months. In June, 2002 the Company recorded a loss of $1,000 treating the write-down of the WorldCom note as an "other than temporary decline in market value." As of December 31, 2002, the quoted market price of this note was $23.50 per $100 value; the incremental recovery has been reflected in Other Comprehensive Income as a part of unrealized holding gains and losses on securities.

(4)  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

	2002	2001
Equipment	$7,416	$5,966
Leasehold improvements	6,400	6,373
Furniture and fixtures	390	264

	14,206	12,603
Less accumulated depreciation and amortization	(6,320)	(4,629)

Property and equipment, net	$7,886	$7,974

        Depreciation and amortization expense related to property and equipment were $1,715, $1,631, and $1,474 for the years ended December 31, 2002, 2001 and 2000, respectively.

(5)  LONG-TERM DEBT

        Long-term debt consists of the following at December 31:

	2002	2001
Industrial revenue bond	$4,125	$4,575
Notes payable:
Term loan from landlord	686	752
Equipment financing	2,333	534
Economic development loan	125	125
Capital lease obligations	138	34

	7,407	6,020
Less current maturities	(1,486)	(932)

	$5,921	$5,088

  (a)
  INDUSTRIAL REVENUE BOND

          In June 1999, in connection with the lease of the new building, the Company borrowed $5,000 under an Industrial Revenue Bond with the State of Maryland to fund leasehold improvements and additional equipment needs of the Company. The Bond is secured by a first priority lien on all equipment and fixtures financed, a $2,500 letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority, and a $2,500 guarantee from The Warner-Lambert Company. The annual fee for the letter of credit is one percent of the outstanding balance, which totaled $48, $53, and $52 for the years ended December 31, 2002, 2001 and 2000, respectively. Warner-Lambert's guarantee will remain as long as the outstanding principal balance on the Bond is greater than $2,500 and will be reduced in value dollar for dollar as the principal balance decreases below $2,500.

          The Bond bears interest at a variable rate based on weekly market conditions and matures on June 1, 2009. The weighted-average interest rates during 2002, 2001 and 2000 were 1.95 percent, 4.02 percent and 6.18 percent, respectively. The Bond is subject to mandatory sinking fund redemption beginning July 2001. The Company began making sinking fund payments in July 2000; the balance of the sinking fund at December 31, 2002 and 2001 was $241 and $238, respectively.

          In October 2000, the Company entered into an interest rate swap agreement to reduce its exposure to adverse fluctuations in interest rates related to the Company's outstanding bond payable. The Company does not utilize financial instruments for trading or other speculative purposes. The interest rate swap agreement entitles the Company, on a monthly basis, to receive a LIBOR-based floating rate of interest and pay a fixed rate of interest of 6.68 percent. The interest rate swap has a total notional amount of $4,125 and extends through the life of the outstanding bond.

          In accordance with the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded a cumulative effect-type adjustment of $167, which reduced accumulated other comprehensive income. For the years ended December 31, 2002 and 2001, the Company recorded an additional $229 and $169 as a reduction to other comprehensive income to reflect the change in the fair value in the respective years. Amounts included in the accumulated other comprehensive income are reclassified into earnings in the same periods that the hedged transactions affect earnings, which occurs as interest expense is accrued on the bond. The amounts reclassified from accumulated other comprehensive income to the statement of operations for the years ended December 31, 2002 and 2001 were approximately $215 and $123, respectively. Assuming stable interest rates, the Company estimates that it will amortize a loss of approximately $191 out of accumulated other comprehensive income into interest expense over the next 12 months. The fair value of the swap at December 31, 2002 and 2001 was $565 and $336, respectively.

  (b)
  TERM LOAN

          In connection with the lease of the office and laboratory facility (see note 7), the landlord contributed $858 towards the construction of leasehold improvements in the form of a term loan. This loan is payable in monthly installments of $11.9, including interest at a fixed rate of 10.5 percent over the remaining term of the building lease.

  (c)
  EQUIPMENT FINANCING

          On January 27, 1999, the Company secured $1,500 in financing for certain assets purchased by the Company at an interest rate of 10.8 percent. The note is payable in monthly installments of $35.8 commencing January 1999 through December 2002, followed by a balloon payment of $150 which was paid in January 2003. The loan was secured by the equipment financed by the note.

          On April 3, 2002 the Company secured $1,564 in financing for certain assets purchased by the Company. The financing consists of two notes; one for $1,054 at an interest rate of 9.54 percent, payable in monthly installments of $33.6 through April, 2005, the second for $507 at an interest rate of 9.99 percent, payable in monthly installments of $12.8 through April, 2006. The loan is secured by the equipment financed by the notes.

          On December 27, 2002 the Company secured $939 in financing for certain assets at an interest rate of 10.0 percent. The note is payable in monthly installments of $26.1 through December 2005 followed by monthly installments of $14 through December 2006. The loan is secured by the equipment financed by the note.

  (d)
  ECONOMIC DEVELOPMENT LOAN

          On September 29, 1999, the Company entered into an economic development fund agreement with Montgomery County, Maryland (the County) and received $125 for the purpose of relocation and expansion related expenses. The $125 received is considered a loan, which accrues interest on the principal balance at 5 percent a year until we commence payment; however, the loan is due on January 15, 2007.

          Quarterly payments of principal and interest were scheduled to commence on January 15, 2002. Loan payments may be deferred or forgiven by the County if the Company achieves certain incentive provisions outlined in the loan agreement related to the hiring of new employees within the Company. As of December 31, 2002, the Company achieved 77 percent of its expected employment increase. No assurance can be made that the Company will achieve the targets that would result in a deferral or forgiveness of the loan.

          Should the Company sell, close, or relocate a majority of its business interest outside the County within 5 years from the commencement date of the loan, the Company must repay the entire balance of the outstanding loan plus all accrued interest.

  (e)
  CAPITAL LEASES

          In 2000, the Company entered into two capital lease obligations at an interest rate of 10.5 percent. The capital lease obligations are payable in monthly installments of $3.4 through 2005.

          In 2002, the Company entered into three capital leases at interest rates ranging from 8.8 percent to 12.1 percent. The lease obligations are payable in monthly installments of $8.8 through January, 2003, $8.0 through July, 2003 and $5.5 through August, 2004.

          These capital lease obligations are collateralized by certain assets with a gross book value of $196 and related accumulated amortization of $31 at December 31, 2002.

          Aggregate maturities of long-term debt are as follows:

2003	$1,500
2004	1,444
2005	1,227
2006	910
2007	739
Thereafter	1,587

$7,407

(6)  STRATEGIC ALLIANCES

        The Company has established collaborations with pharmaceutical and biotechnology companies to enhance its ability to discover, evaluate, develop and commercialize multiple product opportunities.

  (a)
  WARNER-LAMBERT COMPANY

          In July 1997, the Company entered into a collaboration with Warner-Lambert, a significant shareholder, to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of coronary artery disease and peripheral vascular disease. The agreement was amended effective January 1, 1999 to give Warner-Lambert the primary responsibility for clinical development, regulatory approval, manufacturing and commercialization of products that the Company develops under this collaboration, including BioBypass® angiogen.

          Through December 31, 2002, under the terms of the collaboration, the Company had received approximately $62,632 in non-refundable research and development funding, milestone payments, equity purchases and license fees. Revenue recognized under this agreement and related settlement agreements amounted to $2,676, $3,553 and $13,335 in 2002, 2001 and 2000, respectively. The Company has incurred research and development expenses in conjunction with this collaboration agreement and related product development of $6,600, $4,200 and $11,200 in 2002, 2001 and 2000, respectively. Warner-Lambert's research and development funding obligations to the Company extended through July 2001. On January 22, 2002, Pfizer, Inc., the parent company of Warner-Lambert, elected to discontinue co-development of BioBypass® with GenVec, thus returning its development and commercialization rights to the Company. Under the terms of the 1997 collaboration agreement, Pfizer was responsible for all costs associated with the ongoing Phase II clinical trials of BioBypass® through July 22, 2002, including the costs relating to the orderly transfer of the Investigative New Drug applications for both coronary artery disease and peripheral vascular disease to GenVec. In May, 2002 the Company received $1,154 from Pfizer in settlement of the ongoing clinical trial costs; and, in December, 2002 the Company received $1,500 in settlement of certain manufacturing and process development related claims, which have been reflected in revenue as research and development support.

          As part of the collaboration, Warner-Lambert agreed to purchase an aggregate of $20,000 of the Company's capital stock upon the achievement of specific milestones. Through the date of the termination of the agreement, Warner-Lambert had purchased $15,000 of the Company's capital stock including $2,000 of the Company's capital stock in December 1997, consisting of 154,963 shares of the Company's Class E1 preferred stock at a price of approximately $12.91 per share, $3,000 of the Company's capital stock in March 1999, consisting of 266,666 shares of Class E2 preferred stock at a price of $11.25 per share, and $5,000 in July 1999, consisting of 386,473 shares of Class E3 convertible preferred stock at a price of $12.94 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common to each preferred share. In addition, Warner-Lambert purchased

  $5,000 of the Company's capital stock in a private placement concurrent with the initial public offering, consisting of 421,052 shares at a price of $11.875 per share. The purchase price for all these equity purchases was 125 percent of the fair market value of the securities. Warner-Lambert also committed to guarantee a loan to the Company in a principal amount of $5,000. In 1999, the Company used $2,500 of the loan guarantee to assist in the financing of leasehold improvements to the Company's new research and development/corporate headquarters facility. In December 2001, Pfizer provided the Company with a cash payment of $343 representing an interest differential in satisfaction of the remaining $2,500 of the loan guarantee. The Company has deferred recognition and is amortizing this amount as a reduction of interest expense ratably over the term of the equipment financing that commenced in April 2002.

  (b)
  FUSO PHARMACEUTICALS INDUSTRIES, LTD. (Fuso)

          In September 1997, the Company established a collaboration with Fuso to conduct research and to identify, evaluate and develop gene therapy products for the treatment of cancer. Under the terms of the contract, the Company will receive $750 annually for five years, subject to Fuso's right to terminate the collaboration upon 90 days prior written notice. The annual payments are non-refundable. As part of the collaboration, the Company granted Fuso an exclusive, royalty-bearing license to develop and commercialize products developed under the collaboration for the treatment of cancer in Japan and, at Fuso's option, Korea and Taiwan. Fuso will be responsible for the development and commercialization of any products in its territory. The Company will receive additional payments for the achievement by Fuso of specific product development and regulatory milestones, with the earliest of such payments not expected in the near term. The Company will also receive royalties on the sale of any such products commercialized by Fuso. The Company has retained all rights to develop and commercialize these products for the treatment of cancer in the rest of the world, and generally for all other uses worldwide, subject to certain restrictions, independently and with third parties. In connection with establishment of the collaboration, Fuso purchased $1,000 of the Company's capital stock consisting of 75,329 shares of the Company's Class E convertible preferred stock for $13.28 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common shares to each preferred share. In September 2002, the parties amended the collaboration agreement to increase the level of funding to $1,500 per year, effective April 1, 2002, and extended the agreement through December 31, 2002. The Company recognized contract revenues from Fuso for each of the years ended December 31, 2002, 2001 and 2000 of $1,500, $588 and $450, respectively. As of December 31, 2002 and 2001, the Company had recorded deferred revenue related to this collaboration of $303 and $461, respectively.

          Effective January 1, 2003, the Company and Fuso established a new three-year, $4,500 research collaboration to identify a targeted cancer therapy product candidate designed to treat not only the primary tumor but also cancer that has spread, or metastasized to distant sites in the body. The new research collaboration will generate $1,500 of funding per year.

  (c)
  SCIOS, INC.

          In May 1996, the Company entered into an exclusive, worldwide license agreement with Scios for rights to all gene therapy applications of its proprietary form of the VEGF gene. Scios will share in certain profits the Company realizes from the research, development and commercialization of products incorporating the VEGF gene. The Company has agreed to provide a minimum royalty on revenues generated from the development of these products, which is creditable against the profits to be shared. In connection with the license agreement, Scios purchased 96,852 shares of the Company's Class D convertible preferred stock at a price of $10.33 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common shares to each preferred share. In addition, the Company granted Scios a warrant to purchase 317,796 shares of the Company's common stock, which vests upon the earlier of the achievement of specified product development milestone events or certain dates. The warrants remain outstanding as of December 31, 2002.

  (d)
  ASAHI CHEMICAL INDUSTRY COMPANY LIMITED

          In February 1998, the Company entered into a non-exclusive license agreement with Asahi Chemical Industry Co., Ltd. (Asahi) for rights to all gene therapy applications in the United States to its proprietary form of the TNF-alpha gene. In exchange for this license, the Company paid a $200 non-refundable fee to Asahi and has committed to additional payments upon the achievement of specified clinical milestones, as well as product royalties based on net sales of a licensed product. In September 2002 the Company paid $50 upon commencement of Phase II clinical trials involving the TNF-alpha gene.

  (e)
  CANTAB PHARMACEUTICALS RESEARCH LIMITED

          In November 1999, the Company and Cantab Pharmaceuticals Research Limited (Cantab) entered into a three-year non-exclusive license agreement and an option agreement for an exclusive license to develop and commercialize products utilizing the Company's herpes simplex virus patent portfolio. In consideration, Cantab paid the Company a non-refundable, non-creditable license fee totaling $300, which was amortized over the term of the license agreement. In May of 2001, Cantab was acquired by Xenova Research Limited (Xenova). In November 2001, Xenova terminated the remainder of the license agreement. Accordingly, the Company recognized the remaining $100 of unamortized license fee in revenue in the year ended December 31, 2001.

(7)  OTHER RESEARCH CONTRACTS

  (a)
  VACCINE RESEARCH CENTER

          In December 2001, the Company was selected by the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health from a nationwide solicitation to collaborate in the development of a worldwide preventative AIDS vaccine. The Company has a cost-plus contract for $10,218, which became effective January 1, 2002. Under the contract, the Company is responsible for constructing and producing adenovector-based vaccine candidate using its proprietary cell line and second-generation adenovector technology. The program encompasses a base year and two option years and revenue recognized under this program in 2002 amounted to $3,952. The first option covering the year 2003 has been exercised and work is continuing under the contract.

  (b)
  US NAVAL MEDICAL RESEARCH CENTER (NMRC)

          In January 2003, the Company signed a two-year, $1,900 fixed price contract to aid in the development of vaccines against malaria and the dengue virus. Under the contract, the Company will be responsible for constructing and producing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology. The NMRC will test the vaccine candidates in preclinical models to assess safety and effectiveness. Clinical trials in humans would commence following successful preclinical testing results. The malaria and dengue virus vaccines will utilize an adenovector-based delivery system similar to that currently used in GenVec-sponsored clinical trials of its product candidates TNFerade™ for oncology, and AdPEDF for macular degeneration.

(8)  COMMITMENTS

  (a)
  LEASE AGREEMENTS

          The Company has a noncancelable operating lease for its office and laboratory space expiring on October 31, 2009. The agreement includes a provision for a 3 percent annual increase in base rent. The lease contains renewal options for up to fourteen years and requires the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlords' initial contribution of $1,300 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease.

          Rent expense under all operating leases was approximately $640, $631and $616 for the years ended December 31, 2002, 2001 and 2000, respectively.

          Future minimum lease payments in thousands under all non-cancelable operating leases are as follows:

2003	$724
2004	714
2005	725
2006	747
2007	769
Thereafter	1,469

$5,148

  (b)
  RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS

          The Company has agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received exclusive licenses to the resulting technology. Total grants paid by the Company were approximately $1,400, $2,000 and $2,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

          As discussed in Note 2, the Company has agreements with clinical sites for the treatment of patients under clinical protocols. Total clinical costs were $2,100, $393 and $27 for the years ended December 31, 2002, 2001 and 2000, respectively.

          The Company has commitments of approximately $3,101 related to these grants and clinical agreements which are expected to be incurred primarily in 2003.

          Additionally, certain agreements disclosed in Note 6 require the Company to pay royalties upon commercial sales, if any, of specified products. The royalties are generally based on a percentage of net sales or other product fees earned by the Company. Royalties will become due when sales are generated.

(9)  STOCKHOLDERS' EQUITY

  (a)
  CAPITAL STOCK

          On December 21, 2001, GenVec issued 3,582,000 shares of common stock at $3.60 per share through a private placement with HealthCare Ventures, LLC. Net proceeds from this private placement, after deducting issuance costs, were approximately $12,800.

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

          On December 11, 2000, GenVec issued 4,000,000 shares of common stock at $9.50 per share through its initial public offering. Net proceeds from the initial public offering, after deducting underwriting commissions and offering expenses, were approximately $34,000. Concurrent with the initial public offering, Warner Lambert purchased 421,052 shares of common stock at a price of $11.875 per share for which the Company raised $5,000.

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

          The following table summarizes information regarding the number of shares issued, cash consideration received and liquidation value per share for each class of convertible preferred stock outstanding in December 2000 prior to the Company's initial public offering.

Class	Number of shares issued	Cash consideration received	Liquidation value per share
A	226,099	$667	$2.95
B	1,918,688	11,320	5.90
C	3,570,332	21,065	5.90
D	96,852	1,000	10.33
E	75,329	1,000	13.28
E1	154,963	2,000	12.91
E2	266,666	3,000	11.25
E3	386,473	5,000	12.94
F	1,000,000	7,000	7.00

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

  (b)
  STOCK OPTION PLANS

          A summary of the Company's stock options as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

	2002		2001		2000
	Shares (000)'s	Weighted- average exercise price	Shares (000)'s	Weighted- average exercise price	Shares (000)'s	Weighted- average exercise price
Outstanding at beginning of year	3,689	$3.07	3,444	$2.95	2,922	$2.37
Granted	1,330	3.44	554	3.69	678	5.15
Cancelled	(255)	4.17	(139)	5.03	(98)	2.23
Exercised	(124)	.74	(170)	1.02	(58)	1.11

Outstanding at end of year	4,640	3.18	3,689	3.07	3,444	2.95

Options exercisable at end of year	2,938	2.90	2,546	2.60	2,214	2.16

Weighted-average fair value of options granted during the year		$2.48		$2.65		$9.23

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number (000's)	Weighted- average remaining contractual life	Weighted- average exercise price	Number (000's)	Weighted- average exercise price
$0.00 - 1.00	608	2.3 years	$0.47	608	$0.47
1.01 - 3.00	1,250	5.7	2.68	1,093	2.67
3.01 - 4.00	1,478	8.9	3.41	335	3.48
4.01 - 5.00	1,140	6.8	4.36	813	4.36
5.01 - 7.00	84	8.1	5.68	35	5.66
7.01 - 10.00	80	7.3	7.74	54	7.67

	4,640	6.6 years	$3.18	2,938	$2.90

          At the Company's Annual Meeting of Stockholders, held on June 6, 2002, the stockholders approved the adoption of the 2002 Stock Incentive Plan ("the Plan"), which replaced the 1993 Stock Incentive Plan and the 2000 Director Option Plan. Employees, non-employee directors, consultants and independent contractors are eligible to receive stock option grants or restricted stock under the Plan.

          The Plan, which is administered by the Compensation Committee of the Board ("The Committee") has authorized for issuance 1,000,000 shares, any shares available under the prior plans at their termination date and any shares granted under the prior plans that expire or are terminated. All non-employee directors will receive (i) automatic grants of 20,000 options upon their election to the Board, 5,000 of which will become exercisable on each anniversary date of the grant over a four-year period and (ii) annual grants of 15,000 options, 7,500 of which will be exercisable six months after the date of grant and 7,500 of which will be exercisable 12 months after the date of grant. Options will have an exercise price equal to the fair market value of the Company's Common Stock on the date of the grant and will be exercisable for a ten-year term. The Committee has broad powers to determine eligibility and terms of employee awards. As of

  December 31, 2002, 2,396,000 shares were available under the Plan of which 1,074,175 options have been granted.

          The Company's 2000 Director Option Plan, as amended, (the Director Plan), provided for the automatic grant of options to purchase shares of common stock to non-employee directors. The Company reserved a total of 350,000 shares of common stock for issuance under the Director Plan.

          Each non-employee director who joined the board of directors after the effective date of the Director Plan received an option to purchase 20,000 shares of common stock on the date such non-employee director joined the board. In addition, each non-employee director who had served on the board for at least six months received an option to purchase 6,000 shares of common stock on the date of each annual stockholder's meeting. Also, on the date of his or her appointment or re-appointment to a committee, the Director Plan provided that each non-employee director receive additional options to purchase 3,000 shares of common stock for each committee such director served on. The options vest over a four-year period, with an exercise price equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Director Plan is ten years. Options granted under the Director Plan are generally non-transferable.

          The Company's 1993 Stock Incentive Plan, as amended (the Stock Plan) reserved for future issuance an aggregate of 4,650,000 shares of common stock. Options granted to employees to purchase common stock under the Stock Plan are exercisable at the rate of 12.5 percent of the shares six months from the vesting commencement date and approximately 1/48th of the shares monthly thereafter, such that the option is fully exercisable four years from the vesting commencement date. Options granted to consultants vest over the terms of their contractual agreements, which is generally one to four years. No optionee shall be granted, in any fiscal year of the Company, options to purchase more than 553,865 shares.

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

          The Company applies SFAS No. 123 for options granted to consultants. In adopting SFAS No. 123 for options granted to consultants, gross deferred compensation recorded during the years ended December 31, 2002, 2001 and 2000 totaled $23, $0 and $1,200 and related amortization amounted to $346, $431, and $527, for the years ended December 31, 2002, 2001 and 2000, respectively.

          The Company applies APB 25 in accounting for its Stock Plan for options granted to employees. As a result, the Company recorded deferred compensation for the difference between the exercise price of stock options granted and the fair value of the Company's common stock at the date of issuance or grant. The deferred compensation will be amortized over the vesting period of the related options, which is generally four years. Gross deferred compensation recorded during the years ended December 31, 2002, 2001 and 2000 totaled $0, $0 and $4,000, and related amortization amounted to $955, $1,200, and $589 for the years ended December 31, 2002, 2001 and 2000, respectively. This deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

          Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below.

	2002	2001	2000
Net loss
As reported	$(25,598)	$(19,096)	$(7,849)
Pro forma	(26,551)	(19,391)	(8,166)
Basic net loss per common share
As reported	$(1.17)	$(1.05)	$(2.80)
Pro forma	(1.22)	(1.07)	(2.91)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in:

	2002	2001	2000
Expected volatility	105.90%	98.05%	0.10%
Dividend yield	—	—	—
Risk free interest rate	3.04%	4.68%	6.07%
Expected life	4 years	4 years	1-4 years
  (c)
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

          The Purchase Plan will terminate on October 18, 2010, unless sooner terminated by the Board of Directors. No shares were purchased under the Purchase Plan in 2000. Shares purchased by employees under the plan aggregated 41,397 during 2001 at a weighted average exercise price of $2.48 and 73,792 during 2002 at a weighted average exercise price of $1.83.

  (d)
  WARRANTS

          Warrants to purchase common stock are granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants vest according to a combination of time and events as prescribed in the agreements. During the year ended December 31, 1998, 101,694 common stock warrants were granted at an exercise price of $11.80 to a university research foundation. In March, 2002, in connection with the renegotiation of a license agreement with the university research foundation, the Company amended the warrant agreement thereby reducing the exercise price of the 101,694 warrants from $11.80 per share to $3.60 per share. Also, as a part of the amended agreement, 66,102 previously unvested warrants became fully vested and exercisable. The Company recorded a non-cash charge of approximately $245 in the first quarter of 2002 to reflect the fair value of the warrants. At December 31, 2002, 2001, and 2000, the Company had the following warrants outstanding:

	2002		2000		2001
Exercise price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$3.60	101,694	101,694	—	—	—	—
3.93	56,462	56,462	56,462	56,462	61,133	61,133
9.83	101,694	76,270	101,694	101,694	101,694	101,694
8.85	317,796	317,796	317,796	317,796	317,796	317,796
11.80	—	—	101,694	35,592	101,694	35,592

	577,646	552,222	577,646	511,544	582,317	516,215

  (e)
  SHELF REGISTRATION

          In December 2002, the Company filed with the Securities and Exchange Commission a $25,000 shelf registration statement on a Form S-3.

(10) INCOME TAXES

        A reconciliation of tax credits computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2002	2001	2000
Tax provision computed at the statutory rate	$(8,703)	$(6,492)	$(2,669)
State income taxes, net of federal income tax provision	(1,183)	(882)	(332)
Book expenses not deductible for tax purposes	19	7	23
Research and experimentation tax credit	(523)	(457)	(459)
Nondeductible compensation expense	325	393	200
Change in valuation allowance for deferred tax assets	10,065	7,431	3,237

Income tax expense	$—	$—	$—

        Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1999, 2000, and 2001, are as follows:

	2002	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$33,790	$24,293	$16,768
Research and experimentation tax credit	2,903	2,348	1,891
Cumulative effect of using cash basis method of accounting for income tax purposes	110	212	297
Deferred revenue	197	189	733
Property and equipment, principally due to differences in depreciation	(682)	(428)	(311)
Deferred compensation expense	993	751	576
Other	306	(58)	22

Total deferred tax assets	37,617	27,307	19,976
Valuation allowance	(37,617)	(27,307)	(19,976)

Net deferred tax assets	$—	$—	$—

        The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

        The valuation allowance for deferred tax assets increased approximately $10,310, $7,331 and $3,223 for the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2001, the Company has net operating loss carryforwards of approximately $87,811 for federal income tax purposes of which $25,684 expire at various dates through 2012, and $62,127 expire at various dates through 2022. The Company also has research and experimentation tax credit carryforwards of $2,909 at December 31, 2002, of which $685 expire through 2012 and $2,217 expire through 2022. These carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes experienced by the Company.

(11) DEFINED CONTRIBUTION PLAN—401(k)

        The Company has a defined contribution plan (the Plan) under Internal Revenue Code Section 401(k). All full-time employees who have completed three months of service and are over age 21 are eligible for participation in the Plan. Participants may elect to have up to 15 percent of compensation contributed to the Plan. Under the Plan, the Company's contributions are discretionary. During the years ended December 31, 2002, 2001 and 2000, the Company made contributions of approximately $90, $83 and $75, respectively.

(12) OTHER COMPREHENSIVE (LOSS) INCOME

        Other comprehensive (loss) income consists of the following for the years ended December 31:

	2002	2001	2000
Unrealized holding (losses) gains from available-for-sale securities:	$(890)	$601	$84
Less reclassification adjustments for gains realized in operations	485	(6)	—
Unrealized loss on cash flow derivative	(444)	(460)	—
Less reclassification adjustments for interest expense realized in operations	215	124	—

Other comprehensive (loss) income, net	$(634)	$259	$84

(13) QUARTERLY RESULTS (UNAUDITED)

        The Company's unaudited quarterly information is as follows:

	Total Revenue	Net Income (Loss)	Basic Income (Loss) Per Share	Diluted Income (Loss) Per Share
Quarter Ended:
March 31, 2002	$628	$(6,392)	$(0.29)	$(0.29)
June 30, 2002	1,575	(6,894)	(0.32)	(0.32)
September 30, 2002	2,722	(6,933)	(0.32)	(0.32)
December 31, 2002	3,489	(5,379)	(0.25)	(0.25)
Quarter Ended:
March 31, 2001	$2,038	$(3,276)	$(0.18)	$(0.18)
June 30, 2001	2,037	(3,757)	(0.21)	(0.21)
September 30, 2001	249	(5,687)	(0.31)	(0.31)
December 31, 2001	93	(6,376)	(0.34)	(0.34)

        Earnings (loss) per share was calculated for each three month period on a stand alone basis. As a result, the sum of the earnings (loss) per share for the four quarters does not equal the earnings (loss) per share for the twelve months.

(14) SUBSEQUENT EVENT

        On January 22, 2003 the Company sold 756,800 shares of common stock to an existing shareholder at $2.50 per share under the shelf registration. Proceeds from this sale totaled $1,892.

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SIGNATURES
GENVEC, INC. INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
GENVEC, INC. Balance Sheets (in thousands, except share and per share amounts)
GENVEC, INC. Balance Sheets (continued) (in thousands, except share and per share amounts)
GENVEC, INC. Statements of Operations (in thousands, except share and per share amounts)
GENVEC, INC. Statements of Stockholders' Equity (in thousands, except share data)
GENVEC, INC. Statements of Cash Flows (in thousands)
GENVEC, INC. Notes to Financial Statements December 31, 2002 and 2001 (in thousands, except share and per share amounts)