Form 10-K/A
period 2002-12-31
GENVEC INC
filed 2003-04-30
CIK 934473

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

Registrant’s telephone number, including area code: (240) 632-0740

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, Par Value $0.001 Per Share
Preferred Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒  Yes  ☐  No

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

As of April 22, 2003, there were 22,726,582 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE:

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2002 reflects the addition of the information required by Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto. We have made no further changes to the previously filed Form 10-K.  Except as otherwise specifically noted, all information in this Form 10-K/A is as of December 31, 2002 and does not reflect any subsequent information or events.

Item 10.                                                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our Executive Officers is included in our original Form 10-K under the heading “Executive Officers of the Registrant.”

The following sets forth the names and ages, as of April 28, 2003, of the members of the Board of Directors, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Name	Age	Position	Director Since	Term Expires
Herbert J. Conrad (4)	70	Chairman of the Board of Directors	1994	2003
Paul H. Fischer, Ph.D. (4)	53	Chief Executive Officer and Director	1996	2003
Barbara Hackman Franklin (1) (2)	63	Director	2002	2005
Wayne T. Hockmeyer, Ph.D. (1) (3)	58	Director	2000	2003
William N. Kelley, M.D. (3)	63	Director	2002	2004
John H. Landon (1) (2)	62	Director	2001	2004
Louis M. Sherwood, M.D. (2) (3) (4)	65	Director	2002	2005
Harold R. Werner (1)	54	Director	2002	2004
Wendell Wierenga, Ph.D. (2)	55	Director	1998	2005

(1)          Member of Compensation Committee

(2)          Member of Audit Committee

(3)          Member of Nominating and Corporate Governance Committee

(4)          Member of Compliance Committee

Herbert J. Conrad has served as Chairman of the Board of Directors of the Company since September 1996, and as a director of the Company since August 1994.  Mr. Conrad is a former director of Theragen, Inc., which merged into the Company in August 1994.  He served as President of the Pharmaceuticals Division and Senior Vice President of Hoffmann LaRoche, Inc. from 1982 until his retirement in 1993. Mr. Conrad joined Roche in 1960 and held various positions, including Senior Vice President of the Pharmaceuticals Division, Chairman of the Board of Medi-Physics, Inc., and Vice President, Public Affairs and Planning Divisions.  Mr. Conrad is a director of Sicor Inc., Bio-Technology General Corp., and Reliant Pharmaceuticals, Inc.

Paul H. Fischer, Ph.D., serves as Chief Executive Officer and as a director of the Company.  Dr. Fischer has served as President and Chief Executive Officer and as a director of the Company since 1995.  Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc., (now Aronex Pharmaceuticals, Inc.) a biotechnology company.  His previous experience includes Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company.  Dr. Fischer received his B.S. in Biology from the University of Denver, his Ph.D. in Pharmacology from the University of California at San Francisco and performed post-doctoral research in Pharmacology at Yale University School of Medicine and was an associate Professor of Human Oncology at the University of Wisconsin.

Barbara H. Franklin joined the GenVec Board in October 2002. Since January 1995, Ms. Franklin has served as the President and Chief Executive Officer of Barbara Franklin Enterprises, a private international consulting and investment firm in Washington D.C.  Between January 1993 and January 1995, she was a lecturer and served as a director of various corporations and organizations.  Previously, Ms. Franklin serves as the 29th U.S. Secretary of Commerce.  She has also served as an Alternate Representative to the United Nations General Assembly.  Ms. Franklin founded Franklin Associates, an internationally recognized consulting firm, and served as its President from 1984 through 1992.  She was Senior Fellow of the Wharton School of the University of Pennsylvania (1979 –1988), one of the original Commissioners of the U.S. Consumer Product Safety Commission (1973 – 979) and a staff assistant to the President, creating the first White House effort to recruit women for high level government jobs (1971 –1973).  Ms. Franklin currently serves on the board of directors of Aetna Inc.; The Dow Chemical Company; Milacron, Inc.; and MedImmune, Inc. She has been a director of the Nasdaq Stock Market, Inc., and the American Institute of CPA’s and has been awarded the John J. McCloy Award for contributions to audit excellence.  Ms. Franklin graduated from the Pennsylvania State University and received a master’s degree in business administration from Harvard Business School.

Wayne T. Hockmeyer, Ph. D., has served as a director of GenVec since December 2000.  Dr. Hockmeyer founded MedImmune, Inc. in 1988 as President and Chief Executive Officer and was elected to serve on the Board of Directors in May 1988. Dr. Hockmeyer became Chairman of the Board of Directors in May 1993. He relinquished his position as Chief Executive Officer in October 2000 and now serves as the Chairman of the Board of Directors and President of MedImmune Ventures, Inc. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. In 2002, Dr. Hockmeyer was awarded a Doctor of Science honoris causa from Purdue University.  From 1966 to 1986 he served as a commissioned officer in the United States Army. From 1980 to 1986 he was Chairman of the Department of Immunology at the Walter Reed Army Institute of Research. In 1986, Dr. Hockmeyer joined Praxis Biologics as Vice President of Research and Development. Dr. Hockmeyer is a member of the Maryland Economic Development Commission and the Maryland Technology Development Corporation. He is a member of the Board of Directors of Advancis Pharmaceutical Corp., Diversa Corporation, InterMune Pharmaceuticals, Inc., Idenix Pharmaceuticals, Inc., and TolerRx Inc. Dr. Hockmeyer is also a member of the Board of Directors of the Biotechnology Industry Association.

William N. Kelley, M.D., has served as a director of GenVec since June 2002.  Dr. Kelley has broad experience in experimental models of gene therapy. Dr. Kelley and his colleagues at the University of Michigan were the first to propose in vivo gene therapy as it is recognized today and the first to directly administer a human gene in vivo and obtain expression in an experimental animal model.  In the fall of 1989, Dr. Kelley became Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics.  Dr. Kelley has also served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine and Chair of the Residency Review Committee for Internal Medicine.  Dr. Kelley also serves on the Board of Merck & Company; Beckman Coulter; and Advanced Bio-Surfaces, Inc.

John H. Landon joined the GenVec Board in September 2001.  Prior to his appointment, he served as Vice President and General Manager, Medical Products, for the DuPont Company from 1992 to 1996.  From 1990 to 1992, he served as Vice President and General Manager of DuPont’s Diagnostics and Biotechnology Division.  Additional senior management positions held at DuPont included Director of Diagnostics (1988 – 90), Business Director, Diagnostic Imaging (1985 – 88), and Director of Marketing in that same division (1981 – 85).  Mr. Landon also serves as a director of Digene Corporation and serves as Chairman of the Board for Cholestech Corporation.  He is a prior Director of Mid-Atlantic Health Systems, Christiana Care Corporation, the DuPont Merck Pharmaceutical Company and the Health Industry Manufacturers Association, now known as AdvaMed.

Louis M. Sherwood, M.D., has served as a director of GenVec since April 2002. Dr. Sherwood has over 40 years of experience in medicine and drug development.  Dr. Sherwood recently retired from Merck & Co. where he served as Senior Vice President for Medical and Scientific Affairs and Chief Medical Officer, in the U.S. Human Health Division since 1992.  In this role, he was responsible for all medical activities in the U.S. marketplace.  Dr. Sherwood joined the Merck Sharp and Dohme International Division in 1987 as Senior Vice President and in 1989 moved to the Merck Research Laboratories, serving for three years as Executive Vice President, Worldwide Development where he oversaw all new drug development.  He had previously served for seven years as Baumritter Professor and Chairman, Department of Medicine, Albert Einstein College of Medicine and Physician-in-Chief, Montefiore Medical Center, in New York. Dr. Sherwood also currently serves as a director of Sciquest, Inc. and Galt Associates.

Harold R. Werner has served as a director of the Company since January 2002.  Mr. Werner is a co-founder of HealthCare Ventures, a venture capital fund specializing in healthcare.  Prior to the formation of HealthCare Ventures in 1985, Mr. Werner was Director of New Ventures for Johnson & Johnson Development Corporation.  Mr. Werner has served on the Boards of over thirty public and private companies in the health care field and has specialized in the formation of new high-science companies.  Mr. Werner was elected to the Board pursuant to the Investor Rights Agreement between the Company and HealthCare Ventures in connection with HealthCare Ventures’ investment in the Company in December 2001.  In connection with its investment, HealthCare Ventures was granted to right to designate one individual to fill a vacancy created on the Board pursuant to the Investor Rights Agreement.

Wendell Wierenga, Ph.D., has served as a director of the Company since April 1998.  Dr. Wierenga is currently President and CEO of Syrxx, Inc., a biotechnology company.  From 1990 until 2000, he was with The Warner-Lambert Company, as Senior Vice President of Worldwide Preclinical Research, Development and Technologies.  From 1997 to 2001, he was an Adjunct Professor in the Department of Chemistry at the University of Michigan. Dr. Wierenga received his B.A. in Chemistry from Hope College and his Ph.D. in Chemistry from Stanford University.  Dr. Wierenga also currently serves as a director of Onyx Pharmaceuticals, Ciphergen Biosystems, Inc. and Xenoport.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Such executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed by such reporting persons.

Based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 2002, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with, except that Dr. Kelley’s Initial Statement of Beneficial Ownership on Form 3 was filed late; two grants of options to Robert Tenerowicz were not reported timely on Form 5; one grant of options to Herbert Conrad was not reported timely on Form 4; one grant of options to each of Herb Conrad, John Landon, William Kelley, Lou Sherwood, Wayne Hockmeyer, Wendell Wierenga, Jeffrey Church, Paul Fischer, Rick King, Henrik Rasmussen, Tom Smart, and Grant Yonehiro were not reported timely on Form 5.  The required forms have since been filed with the SEC.

Item 11.                                                    EXECUTIVE COMPENSATION

The following table sets forth a summary of all compensation paid or accrued by the Company to the Chief Executive Officer and to the next four most highly compensated executive officers whose annual compensation exceeded $100,000 for 2002 for services rendered to the Company during the years ended December 31, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARS (#)	All Other Compensation (1)
Paul H. Fischer, Ph.D. Chief Executive Officer and Director	2002	$304,830	$64,014	100,000	$3,000
	2001	$282,270	$54,690	40,000	$2,625
	2000	$256,608	$50,800	—	$2,625

Jeffrey W. Church, Chief Financial Officer, Treasurer and Corporate Secretary	2002	$213,007	$29,288	30,000	$2,750
	2001	$200,970	$35,170	5,000	$2,625
	2000	$189,590	$33,366	37,500	$2,625

Imre Kovesdi, Ph.D. Vice President, Chief Science Officer	2002	$192,608	$30,817	15,000	$2,889
	2001	$185,210	$25,003	—	$2,625
	2000	$176,390	$29,490	15,000	$2,625

Henrik S. Rasmussen, M.D., Ph.D. Senior Vice President, Clinical Operations and Regulatory Affairs	2002	$230,000	$12,500	50,000	$2,750
	2001	$207,980	$36,396	20,000	$2,625
	2000	$198,075	$32,248	37,500	$2,625

Thomas E. Smart Senior Vice President of Corporate Development	2002	$207,018	$28,465	30,000	$2,750
	2001	$195,300	$34,178	10,000	$2,625
	2000	$186,000	$29,460	46,873	$2,625

(1)          Represents the Company’s contribution to GenVec’s 401-K Defined Contribution Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth grants of stock options made during the year ended December 31, 2002, to each of the individuals listed in the Summary Compensation Table.

Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in 2002	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
Paul H. Fischer, Ph.D.	40,000	8.90%	$4.05	1/18/2012	$101,881	$258,186
	60,000		$3.25	7/30/2012	122,634	310,780

Jeffrey W. Church	30,000	2.67%	$3.25	7/30/2012	61,317	155,390

Imre Kovesdi, Ph.D.	15,000	1.34%	$3.25	7/30/2012	30,659	77,695

Henrik Rasmussen, M.D., Ph.D.	10,000	4.45%	$4.05	1/18/2012	25,470	64,547
	40,000		$3.25	7/30/2012	81,756	207,187

Thomas E. Smart	30,000	2.67%	$3.25	7/30/2012	61,317	155,390

(1)          1/8 of each option grant vests six months after the date of grant and the remainder vests monthly on a pro rata basis over the following 42 months.  The options with an exercise price of $4.05 were granted under the Company’s 1993 Stock Incentive Plan, which provides that in the event of a "change of control," as defined in the plan, each option will fully vest and become exercisable.  The balance of the options were granted under the Company’s 2002 Stock Option Plan; the option agreements under that plan provide that in the event the executive is terminated without cause or resigns with good reason within two years of a "change in control," as defined in the agreements, each option will fully vest and become exercisable.

(2)          In accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options.  The rates do not represent the Company’s estimate or projection of future Common Stock prices, and no assurance can be given that these rates of annual compound stock appreciation will be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The- Money Options at December 31, 2002
			Exercisable	Unexercisable	Unexercisable	Exercisable
Paul H. Fischer, Ph.D.	40,000	$112,800	446,374	116,668	$477,958	$2,583

Jeffrey W. Church	—	—	127,863	49,637	45,327	323

Imre Kovesdi, Ph.D.	31,440	$66,630	67,922	25,220	121,761	—

Henrik S. Rasmussen M.D., Ph.D.	—	—	133,590	86,409	708	1,292

Thomas E. Smart	—	—	166,310	60,836	129,706	646

Compensation of Directors

During 2002, each non-employee director received $2,000 per Board meeting attended, $650 per committee meeting attended prior to April 19, 2002, $1,000 per committee meeting attended after April 19, 2002 and $3,000 per quarter as a retainer.  Effective October 1, 2002, the Company’s Chairman of the Board received $4,000 per Board meeting attended, $1,000 per committee meeting attended and $6,000 per quarter as a retainer.  Directors were reimbursed for some expenses in connection with attendance at Board and committee meetings.

Under the 2002 Stock Incentive Plan, which became effective as of June 6, 2002, non-employee directors will receive: (i) grants of options to purchase 20,000 shares of Common Stock which are exercisable ratably over a four-year period upon the effective date such non-employee director joins the Board and (ii) annual automatic grants of 15,000 options, 50% of which will be exercisable six months after the date of grant and 50% of which will be exercisable 12 months after the date of grant, except for the Chairman of the Board, who receives an annual automatic grant of 22,5000 options instead of 15,000 options.  The options granted to the Chairman become exercisable in the same proportion as the options granted to the other directors.

Mr. Werner has declined to accept options for service on the Board.

See “Certain Relationships and Related Transactions” for a description of the Company’s consulting agreement with our Chairman, Mr. Herbert J. Conrad.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We do not currently have employment agreements with our executive officers.  On October 15, 2002, we entered into Salary Continuation Agreements and/or Change in Control Agreements with our executive officers.  The material terms of these agreements are described below.

The terms of Dr. Fischer’s Salary Continuation Agreement provide that if Dr. Fischer’s employment is terminated without cause and other than by reason of death or disability, the Company will continue to pay Dr. Fischer’s salary and provide him with life insurance and health insurance for a period of 24 months from the date of his termination.  In addition, the Company is required to pay Dr. Fischer an additional payment equal to the pro rata amount of his bonus for the last completed year of employment based on the number of months worked in the year of termination.  Dr. Fischer’s Change in Control Agreement provides that if he is terminated or resigns for good cause in connection with a change in control of the Company, he is entitled to (i) a severance payment based on 24 months salary and bonus, (ii) an additional pro rata payment based on his highest annual salary in the past year and his highest bonus amount in the past three years, (iii) a bonus applicable to the preceding fiscal year, if not yet paid, and (iv) continuation of life and health insurance benefits for a period of 24 months.  The Company is also obligated to provide a one-time payment to cover taxes due on such benefits.  The Salary Continuation Agreement contains obligations on Dr. Fischer’s part regarding non-disparagement and non-competition, and both agreements provide for his nondisclosure of proprietary information.   If Dr. Fischer should die while entitled to any payments or benefits under either agreement, such payments and benefits are payable to Dr. Fischer’s heirs or estate.

The terms of our Salary Continuation Agreements with Mr. Church, Dr. Kovesdi, Mr. Smart and Dr. Rasmussen are identical to the terms of the Salary Continuation Agreement the Company entered into with Dr. Fischer, as described above, except that under their agreements Mr. Church, Dr. Kovesdi, Mr. Smart and Dr. Rasmussen are entitled to salary and insurance benefits for 12 months instead of 24 months.

The Company has also entered into Change in Control Agreements with Mr. Church, Mr. Smart and Dr. Rasmussen.  The terms of these agreements are identical to the terms of the Change in Control Agreement that the Company entered into with Dr. Fischer, as described above, except that under their agreements Mr. Church's, Mr. Smart's and Dr. Rasmussen's severence payment is based on, and they are entitled to continuation of health and life insurance benefits for, 18 months instead of 24 months.  The Company has not entered into a Change in Control Agreement with Dr. Kovesdi.

In connection with the Company's previously-announced restructuring, Dr. Kovesdi’s and Mr. Smart’s employment with the Company was terminated on April 23, 2003.  Dr. Kovesdi and Mr. Smart will receive the benefits they are entitled to under their Salary Continuation Agreements.

Dr. Rasmussen resigned from the Company on February 14, 2003.  He did not receive any severance or other benefits upon his resignation pursuant to employment or any other agreement with the Company, including the agreements discussed in this section.

Compensation Committee Interlocks and Insider Participation

During 2002, our Compensation Committee consisted of Dr. Hockmeyer, Mr. Landon and, until he resigned from the committee effective December 4, 2002, Mr. Conrad.  Ms. Franklin replaced Mr. Conrad on the Compensation Committee.  On March 1, 2002, the Company entered into a consulting agreement with Mr. Herbert J. Conrad, the chairman of the Board of Directors.  Under the agreement, Mr. Conrad would consult with us for a minimum of five days per month for $1,500 per day.  Mr. Conrad received $150,000 pursuant to this agreement in 2002.  This agreement was terminated on September 30, 2002.

Item 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of April 22, 2003, regarding the beneficial ownership of the Company’s Common Stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each of the individuals listed in the “Summary Compensation Table” below, (iii) each director of the Company, and (iv) all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person.  Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after April 22, 2003 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person.

Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them.  Percentage of ownership is based on 22,726,582 shares of Common Stock outstanding on April 22, 2003.

Name of Beneficial Owner	Number of Shares Owned	Percentage of Class Owned
HealthCare Ventures LLC (1)	3,582,000	15.76%
Wellington Management Company, LLP (2)	2,282,200	10.04%
Pfizer, Inc. (3)	1,925,439	8.47%
Anthony B. Low-Beer (4)	1,437,000	6.32%
Hillman Affiliated Group (5)	1,161,736	5.11%
Herbert J. Conrad (6)	207,753	*
Barbara Hackman Franklin (6)	15,000	*
Wayne T. Hockmeyer, Ph.D. (6)	46,500	*
William N. Kelley, M.D. (6)	25,000	*
John H. Landon (6)	30,000	*
Louis M. Sherwood (6)	20,000	*
Harold R. Werner (1) (6)	—	*
Wendell Wierenga, Ph.D. (6)	61,250	*
David P. Wright (6)	39,375	*
Paul H. Fischer, Ph.D. (6)	582,606	2.51%
Jeffrey W. Church (6)	140,320	*
C. Richter King, Ph.D. (6)	136,238	*
Imre Kovesdi, Ph.D. (6)	162,603	*
Henrik S. Rasmussen (6)	156,127	*
David W. Robinson (6)	14,062	*
Thomas E. Smart (6)	298,646	1.30%
Robert S. Tenerowicz (6)	89,234	*
Grant Yonehiro (6)	152,892	*
All directors and executive officers as a group (18 persons)	2,177,606	8.94%

*      Represents ownership that does not exceed 1% of the outstanding shares of the Company’s Common Stock.

(1)          The address for HealthCare Ventures LLC is 44 Nassau Street, Princeton, NJ, 08542.  This information is based on a Schedule 13D filed with the SEC on December 31, 2001, which reported that HealthCare Ventures V, LLP and HealthCare Ventures VI LLP each held sole voting power for 1,791,000 shares of Common Stock, shared voting power for no shares of Common stock, sole dispositive power for 1,791,000 shares of Common Stock and shared dispositive power for no shares of Common Stock.

(2)          The address for Wellington Management Company LLP is 75 State Street, Boston, MA, 02109.  This information is based on a Schedule 13G filed with the SEC on February 12, 2003, which reported sole voting power for no shares of Common Stock, shared voting power for 2,084,500 shares of Common Stock, sole dispositive power for no shares of Common Stock and shared dispositive power for 2,282,200 shares of Common Stock.  Wellington Management Company LLP’s ownership is based upon its being the parent holding company for Wellington Trust Company, NA.  The shares reported here are held of record by clients of Wellington Management Company LLP and are reported based on Wellington Management Company LLP’s capacity as investment adviser.

(3)          The Warner-Lambert Company, a wholly owned subsidiary of Pfizer, Inc, holds these shares of Common Stock.  The address for Pfizer, Inc. is 2800 Plymouth Road, Ann Arbor, MI, 48105.

(4)          The address for Anthony B. Low-Beer is 45 Rockefeller Plaza, Suite 2570, New York, NY 10111.  This information is based on a Schedule 13G filed with the SEC on April 10, 2003, which reported sole voting power for 740,000 shares of Common Stock, shared voting power for 697,000 shares of Common Stock, sole dispositive power for 1,437,000 shares of Common Stock and shared dispositive power for no shares of Common Stock.

(5)          16,528 shares of Common Stock are owned of record and beneficially by Hillman/Dover Limited Partnership. Wilmington Securities, Inc. is the sole general partner of Hillman/Dover Limited Partnership. Wilmington Securities, Inc. is a wholly-owned subsidiary of Wilmington Equities, Inc. Wilmington Equities, Inc. is a wholly-owned subsidiary of Wilmington Investments, Inc.  Wilmington Investments, Inc. is a wholly-owned subsidiary of The Hillman Company, which is controlled by the Henry L. Hillman Trust U/A dated November 18, 1985, a Pennsylvania revocable trust, the “HLH Trust”.  490,804 shares of Common Stock are owned of record and beneficially by Henry L. Hillman, Elsie Hilliard Hillman and C. G. Grefenstette, Trustees of the HLH Trust.  163,601 shares of Common Stock each are owned of record and beneficially by C. G. Grefenstette and L. M. Wagner, Trustees of the following trusts: U/A/T dated December 30, 1976 for the Children of Juliet Lea Hillman Simonds, a Pennsylvania irrevocable trust, U/A/T dated December 30, 1976 for the Children of Audrey Hillman Fisher, a Pennsylvania irrevocable trust, U/A/T dated December 30, 1976 for the Children of Henry Lea Hillman, Jr., a Pennsylvania irrevocable trust, U/A/T dated December 30, 1976 for the Children of William Talbott Hillman, a Pennsylvania irrevocable trust,  (together, the “1976 Trusts”), C. G. Grefenstette shares power to vote or to direct the vote and shares power to dispose or to direct the disposition of the shares of stock owned by the 1976 Trusts, the HLH Trust and Hillman/Dover Limited Partnership.  Henry L. Hillman shares power to vote or to direct the vote and shares power to dispose or direct the disposition of the shares of stock owned by the HLH Trust and Hillman/Dover Limited Partnership.  Elsie Hilliard Hillman shares power to vote or to direct the vote and shares power to dispose or to direct the disposition of the shares of stock owned by the HLH Trust and Hillman/Dover Limited Partnership.  The address for the Hillman Affiliated Group is 310 Grant Street, 1900 Grant Building, Pittsburgh, PA, 15219.  This information is based on a Schedule 13G filed with the SEC on February 13,2003.

(6)          Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days in the following amounts: Herbert J. Conrad, 114,652 shares; Barbara Hackman Franklin, 10,000 shares; Wayne T. Hockmeyer, 26,500 shares; William N. Kelley, 20,000 shares; John H. Landon 20,000 shares; Louis M. Sherwood, 20,000 shares; Harold R. Werner 0 shares; Wendell Wierenga, 61,250 shares; David P. Wright, 34,375 shares; Paul H. Fischer, 468,040 shares; Jeffrey W. Church, 139,320 shares; C. Richter King, 134,238 shares; Imre Kovesdi, 31,716 shares; Henrik S. Rasmussen, 143,327 shares; David W. Robinson, 14,062 shares; Thomas E. Smart, 184,772 shares; Robert S. Tenerowicz, 75,299 shares; and Grant Yonehiro, 126,162 shares.

Options under Employee Benefit Plans

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2002:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a))
Equity compensation plans approved by security holders	5,595,673	$3.18	404,327
Equity compensation plans not approved by security holders	—	—	—
Total	5,595,673	$3.18	404,327

Item 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 1, 2002, the Company entered into a consulting agreement with Mr. Herbert J. Conrad, the chairman of the Board of Directors.  Under the agreement, Mr. Conrad would consult with us for a minimum of five days per month for $1,500 per day.  Mr. Conrad received $150,000 pursuant to this agreement in 2002.  This Agreement was terminated on September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.

Date: April 28, 2003	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D., President,
Chief Executive Officer and Director

CERTIFICATIONS

I, Paul H. Fischer, Ph.D., certify that:

1. I have reviewed this annual report on Form 10-K/A of GenVec, Inc.

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

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003
/s/ Paul H Fischer Ph.D.
Paul H. Fischer, Ph.D.
Chief Executive Officer

I, Jeffrey W. Church, certify that:

1. I have reviewed this annual report on Form 10-K/A of GenVec, Inc.

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

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary