Form 10-Q
period 2003-03-31
GENVEC INC
filed 2003-05-08
CIK 934473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 22, 2003, the Registrant had 22,726,582 shares of common stock, $.001 par value outstanding.

GENVEC, INC.

FORM 10-Q

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes statements that reflect projections or expectations of future financial condition, results of operations and business of GenVec, Inc.  These statements are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management’s estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of product candidates under development; risks relating to GenVec’s ability to identify and enter into agreements with potential collaborative partners, uncertainties relating to clinical trials; dependence on third parties; risks that anticipated reductions in expenses from our reduction in workforce and other cost-cutting efforts will not materialize; uncertainties as to whether our anticipated merger with Diacrin, Inc. will be consummated and the risk that anticipated economies of scale and other benefits of the merger will not materialize; future capital needs; risks relating to the commercialization, if any, of our product candidates (such as marketing, regulatory, patent, product liability, supply, competition and other risks) and delays in completing the Diacrin merger.  Additional important factors that could cause actual results to differ materially from our current expectations are identified in other filings with the Securities and Exchange Commission.  We will not update any forward-looking statements to reflect new, changing or unanticipated events or circumstances that occur after the date, on which the statement is made, except as may be required by applicable law or regulation.

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,858	$4,597
Short-term investments	9,742	13,055
Accounts receivable	1,722	924
Prepaid expenses	757	1,006
Other current assets	503	223
Bond sinking fund	362	241
Total current assets	14,944	20,046

Property and equipment, net	8,150	7,886
Long-term investments	2,746	2,708
Other assets	91	445
Total assets	$25,931	$31,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$603	$2,298
Accrued expenses	3,411	3,310
Unearned revenue	308	481
Current portion of long-term debt	1,348	1,486
Total current liabilities	5,670	7,575

Long-term debt	5,722	5,921
Deferred credit	1,080	1,104
Other liabilities	802	856
Total liabilities	13,274	15,456

Stockholders’ equity:
Preferred stock, $.001 par value; 4,400,000 shares authorized, no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 600,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized, 22,797,532 and 21,979,195 shares issued at March 31, 2003 and December 31, 2002; 22,726,582 and 21,908,245 shares outstanding at March 31, 2003 and December 31, 2002	23	22
Additional paid-in capital	114,776	112,975
Accumulated deficit	(100,593)	(95,439)
Deferred compensation	(1,263)	(1,590)
Accumulated other comprehensive income	(286)	(339)
Treasury stock, 70,950 common shares	—	—

Total stockholders’ equity	12,657	15,629

Total liabilities and stockholders’ equity	$25,931	$31,085

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002

Revenues:
Research and development support	$3,185	$628

Operating expenses:
Research and development	6,242	5,121
General and administrative	2,069	2,172

Total operating expenses	8,311	7,293

Loss from operations	(5,126)	(6,665)

Other income (expense):
Interest income	95	407
Interest expense	(123)	(134)
Total other (expense) income	(28)	273

Net loss	$(5,154)	$(6,392)

Other comprehensive income (loss)
Unrealized holding gain (loss) on securities available for sale during the period	21	(473)
Change in fair value of derivatives used for cash flow hedge	32	70
Other comprehensive income (loss)	53	(403)

Comprehensive loss	$(5,101)	$(6,795)

Basic and diluted net loss per share	$(0.23)	$(0.29)

Shares used in computing basic and diluted net loss per share	22,537	21,733

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,154)	$(6,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600	467
Stock option and warrant compensation expense	225	542
Loss on disposal of assets	—	11

Changes in operating assets and liabilities:
Accounts receivable	(798)	(499)
Accounts payable and accrued expenses	(1,594)	(823)
Unearned revenue	(173)	60
Other assets and liabilities, net	(104)	138
Net cash used in operating activities	(6,998)	(6,496)

Cash flows from investing activities:
Purchases of property and equipment, net of deposits	(388)	(295)
Purchases of investment securities	—	(4,985)
Proceeds from sale of investment securities	3,200	3,971
Net cash provided by (used in) investing activities	2,812	(1,309)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,904	10
Payments of long-term debt	(457)	(231)
Net cash provided by (used in) financing activities	1,447	(221)

Decrease in cash and cash equivalents	(2,739)	(8,026)
Cash and cash equivalents at beginning of period	4,597	14,516
Cash and cash equivalents at end of period	$1,858	$6,490

Supplemental disclosures of non-cash activities:
Cash paid for interest	$103	$109

Equipment financed by capital leases	$—	$8

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly GenVec’s (“GenVec” or the “Company”) financial position as of March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the three-month period ended March 31, 2003 and 2002.  All amounts are expressed in thousands, except where noted.  Certain reclassifications have been made to the prior period to conform to the current period presentation.   It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results for interim periods are not necessarily indicative of results for the entire year.

To date, we have been engaged primarily in research and development activities.  As a result we have experienced and expect to continue to incur operating losses for 2003 and the foreseeable future before we commercialize any products.  Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research, preclinical and clinical trials, product candidate manufacturing, increased administrative expenses to support our research and development operations and increased capital expenditures for expanded research and development capacity, various equipment needs and facility improvements.

At March 31, 2003, we had cash, cash equivalents and investments of approximately $14.3 million and our net cash used in operating activities for the three months ended March 31, 2003 was approximately $7.0 million.  During the current quarter, we received $1.9 million in net proceeds from the sale of 756,800 shares of common stock to an existing institutional shareholder offset by purchases of capital equipment ($388,000) and scheduled payments under outstanding debt obligations ($457,000).

On April 23, 2003, the Company announced a 25 percent reduction in workforce as part of a cost reduction program.  This program is expected to lower GenVec’s stand-alone operating losses by 25 to 30 percent beginning in the second half of 2003.  See Note 4 to Financial Statements for further discussion.  We believe that our cash reserves and anticipated cash flow from our current collaborations, after taking into account our cost reduction program, will be sufficient to support our operations through mid 2004.

On April 15, 2003, the Company and Diacrin, Inc. jointly announced the signing of a definitive merger agreement under which GenVec will acquire Diacrin through an exchange of stock.  If the Diacrin transaction is completed, we expect the combined company to have approximately $45 to $50 million in cash and investments at the end of 2003, sufficient to support our operations well into 2006.  Subject to approval by the shareholders of the Company and Diacrin and other customary closing conditions, the transaction is expected to close in the third quarter of 2003.  See Note 4 to Financial Statements for further discussion.

If the Diacrin transaction is not completed, we will require additional funds in addition to our present working capital to develop our product candidates and meet our business objectives.  We will seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional licensing arrangements, or some combination of these alternatives.  Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.  In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate certain research and development activities or one or more of our clinical programs.

Our cash requirements may vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)     Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at March 31, 2003 and December 31, 2002, are as follows:

	March 31, 2003
(in thousands)	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:

Government obligations	$12,045	$122	$12,167
Corporate bonds	185	136	321
	$12,230	$258	$12,488
Classified as cash equivalents:
Commercial paper	$2,091	$—	$2,091

	December 31, 2002
(in thousands)	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:
Government agency notes	$15,349	$132	$15,481

Corporate bonds	187	95	282
	$15,536	$227	$15,763
Classified as cash equivalents:
Commercial paper	$2,714	$—	$2,714

Fair value of maturities of securities classified as available-for-sale were as follows:

(in thousands)	March 31, 2003	December 31, 2002
Available for sale:
Due within one year	$9,742	$13,055
Due after one year through four years	2,746	2,708
	$12,488	$15,763

(3)     Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

The Company has several stock option plans as discussed in note 9(b) to its December 31, 2002 Financial Statements and accounts for these plans under the recognition and measurement principles of APB 25 and related interpretations.  For these plans, no deferred compensation has been recorded during the current quarter, as all options granted during the period had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2003	2002
Net loss, as reported	$(5,154)	$(6,392)
Total stock-based employee compensation expense determined under fair value based method for all awards	(316)	(238)
Pro forma net loss	$(5,470)	$(6,630)

Basic and diluted loss per share:
As reported	$(0.23)	$(0.29)

Pro forma	$(0.24)	$(0.31)

(4)     Subsequent Event

On April 15, 2003, the Company and Diacrin, Inc. jointly announced the signing of a definitive merger agreement under which GenVec will acquire Diacrin through an exchange of stock.  Under the terms of the agreement, each share of Diacrin Common Stock will be exchanged for 1.5292 shares of GenVec Common Stock in a tax-free reorganization.   Based on GenVec’s closing per share price of $1.46 on April 14, 2003, the transaction is valued at approximately $40.4 million.  GenVec’s existing shareholders will own approximately 45.5% of the combined company and Diacrin’s existing shareholders will own approximately 54.5%.   The combined company is expected to have approximately $45 to $50 million in cash and investments at the end of 2003.  Subject to approval by the shareholders of the Company and Diacrin and other customary closing conditions, the transaction is expected to close in the third quarter of 2003.

On April 23, 2003, the Company announced a 25 percent reduction in workforce as part of a cost reduction program.  This program is expected to lower GenVec’s stand alone operating losses by 25 to 30 percent beginning in the second half of 2003, and will result in an estimated $1.3 million charge for severance and related termination costs in the quarter ending June 30, 2003.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 and 2002

OVERVIEW

GenVec is focused on the development and commercialization of novel therapies that produce medically beneficial proteins at the site of disease.  The Company combines its patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade™ for oncology, BIOBYPASS® angiogen for heart disease, and the AdPEDF program for ophthalmology.  The Company is also collaborating with the U.S. Government for the development of therapeutic vaccine candidates for HIV, malaria and dengue viruses, as well as SARS.

The Company will focus on the clinical development of TNFerade and seek collaborative partners to advance the development of our BIOBYPASS® and AdPEDF programs for heart disease and prevention of blindness, respectively.  If the Company enters into collaborative licensing and/or funded research arrangements, operating expenses would increase commensurate with the increased revenues from such arrangements

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators.  We have funded our operations primarily through public and private placements of equity securities, payments under collaborative programs with other companies and debt financings.

On April 15, 2003, the Company and Diacrin, Inc. jointly announced the signing of a definitive merger agreement under which GenVec will acquire Diacrin through an exchange of stock.  Under the terms of the agreement, each share of Diacrin Common Stock will be exchanged for 1.5292 shares of GenVec Common Stock in a tax-free reorganization.   Based on GenVec’s closing per share price of $1.46 on April 14, 2003, the transaction is valued at approximately $40.4 million.  GenVec’s existing shareholders will own approximately 45.5% of the combined company and Diacrin’s existing shareholders will own approximately 54.5%.   The combined company is expected to have approximately $45 to $50 million in cash and investments at the end of 2003.  Subject to approval by the shareholders of the Company and Diacrin and other customary closing conditions, the transaction is expected to close in the third quarter of 2003.

GenVec’s net loss was $5.2 million or ($0.23) per share on revenues of $3.2 million for the quarter ended March 31, 2003.  This compares to a net loss of $6.4 million or ($0.29) per share on revenues of $628,000 in the same period in the prior year.   GenVec ended the first quarter of 2003 with $14.3 million in cash and investments.

REVENUES

Revenues for the three months ended March 31, 2003 increased five-fold, to $3.2 million from $628,000 for same period last year. Revenues for the current quarter were derived from vaccine development activities under the Company’s collaborations with the National Institutes of Health (NIH) and the United States Navy Medical Research Center, both of which are using GenVec’s proprietary adenovector technology for the development and manufacture of clinical grade vaccine candidates against HIV, malaria and dengue viruses, and an expanded collaboration with Fuso Pharmaceuticals.

EXPENSES

Operating expenses for the quarter ended March 31, 2003 increased 14 percent to $8.3 million from $7.3 million in the comparable quarter last year.  Research and development expenses for the three months ended March 31, 2003 increased 22 percent to $6.2 million, from $5.1 million for the three months ended March 31, 2002.  This increase was due primarily to continued clinical development of the Company’s TNFerade product program and increased activity in vaccine development programs.   General and administrative expenses decreased approximately 5 percent to $2.1 million for the three months ended March 31, 2003 compared to $2.2 million for the three months ended March 31, 2002.  This decrease was primarily attributed to efforts to reduce outside services such as legal and consulting fees.

On April 23, 2003, the Company announced a 25 percent reduction in workforce as part of a cost reduction program.  This action is consistent with the Company’s previously announced plans to reduce expenses and focus resources on the development and commercialization of TNFerade™, currently in Phase 2 trials for pancreatic and esophageal cancer, as well as on its funded vaccine development programs.  The cost reduction program is expected to lower GenVec’s stand alone operating losses by 25 to 30 percent beginning in the second half of 2003, and will result in an estimated $1.3 million charge for severance and related termination costs in the quarter ending June 30, 2003.

Other income (loss), net of expenses, was $(28,000) for the three months ended March 31, 2003 compared to $273,000 for the comparable quarter last year.  Interest expense exceeded interest income due to lower investment income as we used available cash to fund operating activities and recent declines in interest rates, which resulted in lower returns on our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, working capital (primarily cash, cash equivalents and short-term investments) aggregated $9.3 million compared to $12.5 million at December 31, 2002. This decrease resulted primarily from the use of cash for general operating activities, purchases of capital equipment ($388,000) and repayment of outstanding debt obligations ($457,000).

As of March 31, 2003, we held $14.3 million in cash and investments as compared to approximately $20.4 million at December 31, 2002.  Net cash used in operating activities for the three months ended March 31, 2003 was approximately $7.0 million primarily resulting from continued clinical development of the Company’s TNFerade product program and increased activity under vaccine development programs.  Net cash used in operating activities for the three months ended March 31, 2003 also reflects the impact of the timing of payments for certain budgeted expenditures such as director and officer insurance premiums and a final scheduled balloon payment under an existing equipment loan in January 2003, as well as unbudgeted transaction costs incurred in the first quarter related to the pending Diacrin acquisition.

The Company’s accounts receivable balance increased $798,000 during the first quarter of 2003 due to the timing of payments under our contract with the NIH.  In addition, the Company’s financing activities generated $1.9 million during the current quarter from the sale of 756,800 shares of common stock.

We believe that our cash reserves and anticipated cash flow from our current collaborations, after taking into account our cost reduction program but without giving effect to the Diacrin transaction, will be sufficient to support our operations through mid 2004.  If the Diacrin transaction is completed, we expect the combined company to have approximately $45 to $50 million in cash and investments at the end of 2003, sufficient to support our operations well into 2006.

If the Diacrin transaction is not completed, we will require additional funds in addition to our present working capital to develop our product candidates and meet our business objectives.  We will seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional licensing arrangements, or some combination of these alternatives.  Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.  In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate certain research and development activities or one or more of our clinical programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.  We maintain a portfolio of various issuers, types and maturities.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss included in stockholders’ equity. For additional disclosure of market risks refer to note 2(b) to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

We have addressed our exposure to market risk of changes in interest rates through the use of derivative financial instruments.  At March 31, 2003, we had an outstanding bond payable totaling $4.1 million.  This bond bears interest at a variable rate based on LIBOR.  During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Since completion of the public offering in December 2000, pursuant to Form S-1, (Commission File No. 333-47408) declared effective December 11, 2000, the net offering proceeds have been fully expended as follows: approximately $21.6 million of the proceeds for research and development activities, approximately $8.5 million for general and administrative expenses, approximately $2.1 million for capital expenditures and approximately $1.8 million for repayment of loans and capital leases.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.      OTHER INFORMATION

On April 24, 2003, the Company announced that it had signed an expansion to its existing agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (VRC/NIAID/NIH) which is directed to HIV-1 vaccine development, to also allow the Company to begin development of a clinical grade vaccine against Severe Acute Respiratory Syndrome (SARS) using GenVec’s adenovector technology.  Under the contract amendment, GenVec will receive $420,000 and will be responsible for constructing and producing clinical grade adenovector-based vaccine candidates against SARS.  The VRC/NIAID/NIH will test the vaccine candidates in preclinical models to assess safety and efficacy.  Clinical trials in humans could commence following successful preclinical testing results.  The ultimate production of a SARS vaccine would depend on the outcome of preclinical and clinical testing and regulatory approval processes, which could be expected to take a considerable amount of time to complete.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification by Chief Executive Officer pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification by Chief Financial Officer pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On March 13, 2003, the Company filed a Current Report on Form 8-K dated March 11, 2003 to announce its financial results for the fourth quarter and year ended December 31, 2002.

On April 17, 2003, the Company filed a Current Report on Form 8-K dated April 14, 2003 to announce the signing of a definitive merger agreement between GenVec, Inc. and Diacrin, Inc.

On April 25, 2003, the Company filed a Current Report on Form 8-K dated April 23, 2003 to announce its financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 5, 2003	/s/ PAUL H. FISCHER
Paul H. Fischer, Ph.D.
Director and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2003	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Paul H. Fischer, President and Chief Executive Officer of GenVec, Inc. (the “Company”) certify that:

1. I have reviewed this quarterly report on Form 10-Q of GenVec, Inc. for the period ended March 31, 2003;

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

Date: May 5, 2003

/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
Director and Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

I, Jeffrey W. Church, Chief Financial Officer, Treasurer and Corporate Secretary of GenVec, Inc. (the “Company”) certify that:

1. I have reviewed this quarterly report on Form 10-Q of GenVec, Inc. for the period ended March 31, 2003;

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

Date: May 5, 2003

/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary