Form 10-K/A
period 2002-12-31
GENVEC INC
filed 2003-07-18
CIK 934473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number: 0-24469

                                  GENVEC, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                          23-2705690
--------------------------------------------               ---------------------
          (State of Incorporation)                            (I.R.S. Employer
                                                             Identification No.)

65 West Watkins Mill Road, Gaithersburg, Maryland                    20878
--------------------------------------------------                   -----
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (240) 632-0740
----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                    Common Stock, Par Value $0.001 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    --------    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[X] Yes [ ] No

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

As of July 16, 2003, there were 22,962,931 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

                                EXPLANATORY NOTE:
                                ----------------

This Amendment No. 2 to the Form 10-K for the fiscal year ended December 31, 2002 is being submitted solely to re-file certain exhibits subject to a request for confidential treatment. We have made no further changes to the previously filed Form 10-K, as amended.


                                Table of Contents
                                -----------------



Part III          Description                                                           Page No.
--------          -----------                                                           --------

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K          2


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(3) Exhibits

3.1 Amended & Restated Certificate of Incorporation of GenVec, Inc. (previously filed)
3.1(a) Certificate of Designation of the Series A Junior Participating Preferred Stock (previously filed)
3.2      Amended & Restated Bylaws of GenVec, Inc. (1)
4.1 Rights Agreement dated as of September 7, 2001 between the Registrant and American Stock Transfer & Trust Company, the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto (4)
4.2 Stock Purchase Agreement dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant (5)
4.3 Investor Rights Agreement, dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant (5)
10.1     Form of Indemnification Agreement for Directors and Officers (1)
10.2 Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder* (2)
10.3 2000 Employee Stock Purchase Plan, and form of agreement thereunder* (1)
10.4     Amended and Restated 2000 Director Option Plan* (7)
10.5     2002 Stock Incentive Plan* (6)
10.6 License Agreement dated May 31, 1996 between Scios, Inc. and the Registrant (1)
10.7 New Collaboration Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries, Ltd. and the Registrant (filed herewith)+
10.8 New Commercialization Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries Ltd. and the Registrant. (filed herewith)+
10.9 License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Registrant (1)
10.10 Sponsored Research Agreement dated April 1, 2002 between Cornell University and the Registrant (previously filed)+
10.11 Amended and Restated Exclusive License Agreement dated March 18, 2002 between Cornell University and the Registrant (previously filed)+
10.12 Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Registrant and Cornell Research Foundation, Inc. (previously filed)
10.13 Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Registrant (1)
10.14 Amended and Restated Registration Rights Agreement dated December 2, 1998 between the Registrant and certain stockholders. (1)
10.15 Patent License Agreement dated January 8, 2000 between the Registrant and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000 (1)
10.16 Patent License Agreement dated December 20, 2000 between the Registrant and Northwestern University (3)

10.17 Salary Continuation Agreement between the Registrant and Paul H. Fischer dated October 15, 2002 (previously filed)
10.18 Change in Control Agreement between the Registrant and Paul H. Fischer dated October 15, 2002 (previously filed)
10.19 Salary Continuation Agreement between the Registrant and David P. Wright dated January 2, 2003 (previously filed)
10.20 Change in Control Agreement between the Registrant and David P. Wright dated January 2, 2003 (previously filed)
10.21 Salary Continuation Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002 (previously filed)
10.22 Change in Control Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002 (previously filed)
10.23 Salary Continuation Agreement between the Registrant and Thomas E. Smart dated October 15, 2002 (previously filed)
10.24 Change in Control Agreement between the Registrant and Thomas E. Smart dated October 15, 2002 (previously filed)
10.25 Form of Salary Continuation Agreement between the Registrant and other executive officers and senior staff dated October 15, 2002 (previously filed)
10.26 Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002
         (7)+
23.1     Consent of Independent Auditors (previously filed).
24.1     Power of Attorney (previously filed)
99.1     Certification by Chief Executive Officer pursuant to 18 United States
         C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)
99.2     Certification by Chief Financial Officer pursuant to 18 United States
         C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

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

                                       GENVEC, INC.

Date:  July 18, 2003                   By:  /S/ PAUL H. FISCHER, PH.D.
                                            ------------------------------------
                                       Paul H. Fischer, Ph.D., President,
                                       Chief Executive Officer and Director

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

4. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

5. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 18, 2003

                                      /S/ PAUL H FISCHER PH.D.
                                      ------------------------
                                      Paul H. Fischer, Ph.D.
                                      Chief Executive Officer

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

4. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

5. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 18, 2003

                             /S/ JEFFREY W. CHURCH
                             ---------------------
                             Jeffrey W. Church
                             Chief Financial Officer, Treasurer and
                             Corporate Secretary