Form 10-Q
period 2003-06-30
GENVEC INC
filed 2003-08-05
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 2003, the Registrant had outstanding 22,964,708 shares of common stock, $.001 par value.

GENVEC, INC.
FORM 10-Q

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes statements that reflect projections or expectations of future financial condition, results of operations and business of GenVec, Inc.  These statements are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management’s estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of product candidates under development; risks relating to GenVec’s ability to identify and enter into agreements with potential collaborative partners; uncertainties relating to clinical trials; dependence on third parties; risks that anticipated reductions in expenses from our reduction in workforce and other cost-cutting efforts will not materialize; uncertainties as to whether our anticipated merger with Diacrin, Inc. will be consummated and the risk that anticipated economies of scale and other benefits of the merger will not materialize; future capital needs; risks relating to the commercialization, if any, of our product candidates (such as marketing, regulatory, patent, product liability, supply, competition and other risks) and delays in completing the Diacrin merger.  Additional important factors that could cause actual results to differ materially from our current expectations are identified in other filings with the Securities and Exchange Commission.  We will not update any forward-looking statements to reflect new, changing or unanticipated events or circumstances that occur after the date, on which the statement is made, except as may be required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

GENVEC, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,738	$4,597
Short-term investments	3,954	13,055
Accounts receivable	2,027	924
Prepaid expenses and other current assets	920	1,229
Bond sinking fund	482	241
Total current assets	9,121	20,046

Property and equipment, net	7,725	7,886
Long-term investments	2,439	2,708
Deferred acquisition costs	1,348	—
Other assets	88	445

Total assets	$20,721	$31,085
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$801	$2,298
Accrued expenses	3,723	3,310
Unearned revenue	348	481
Current portion of long-term debt	1,362	1,486
Total current liabilities	6,234	7,575

Long-term debt	5,497	5,921
Deferred credit	1,057	1,104
Other liabilities	772	856
Total liabilities	13,560	15,456

Stockholders’ equity:
Preferred stock, $.001 par value; 4,400,000 shares authorized, no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 600,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized, 23,028,798 and 21,979,195 shares issued at June 30, 2003 and December 31, 2002; and 22,957,848 and 21,908,245 shares outstanding at June 30, 2003 and December 31, 2002	23	22
Additional paid-in capital	114,889	112,975
Accumulated deficit	(106,594)	(95,439)
Deferred compensation	(910)	(1,590)
Accumulated other comprehensive income (loss)	(247)	(339)
Treasury stock, 70,950 common shares	—	—
Total stockholders’ equity	7,161	15,629

Total liabilities and stockholders’ equity	$20,721	$31,085

See accompanying notes to condensed financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues
R & D support	$2,493	$1,139	$5,678	$1,767
R & D support — related party	—	436	—	436
Royalties, licenses and other revenue	21	—	21	—

Total revenues	2,514	1,575	5,699	2,203

Operating expenses
Research and development	5,493	5,375	11,735	10,496
General and administrative	1,723	2,625	3,792	4,790
Severance and termination costs	1,210	—	1,210	—

Total operating expenses	8,426	8,000	16,737	15,286

Loss from operations	(5,912)	(6,425)	(11,038)	(13,083)

Other income (expense)
Interest income	33	358	128	765
Interest expense	(122)	(143)	(245)	(277)
Investment losses	—	(684)	—	(691)

Total other expense, net	(89)	(469)	(117)	(203)

Net loss	$(6,001)	$(6,894)	$(11,155)	$(13,286)

Other comprehensive income (loss), net of tax
Unrealized holding gain (loss) on securities available for sale during the period	45	39	66	(434)
Change in fair value of derivatives used for cash flow hedge	(6)	(121)	26	(51)

Other comprehensive income (loss)	39	(82)	92	(485)

Comprehensive loss	$(5,962)	$(6,976)	$(11,063)	$(13,771)

Basic and diluted net loss per share	$(0.26)	$(0.32)	$(0.49)	$(0.61)

Shares used in computing basic and diluted net loss per share	22,810	21,783	22,674	21,758

See accompanying notes to condensed financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(11,155)	$(13,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,170	948
Non-cash compensation charges	408	904
Loss (gain) on investments	—	691
Other	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(1,103)	(599)
Accounts payable and accrued expenses	(1,586)	812
Unearned revenue	(133)	1,131
Other assets and liabilities, net	162	72

Net cash used in operating activities	(12,239)	(9,325)

Cash flows from investing activities:
Purchases of property and equipment, net of deposits	(455)	(712)
Purchases of investment securities	—	(6,245)
Proceeds from sale and maturity of investment securities	9,281	16,596

Net cash provided by investing activities	8,826	9,639

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,187	114
Loan proceeds	—	1,565
Payments of long-term debt	(548)	(317)
Sinking fund payments	(240)	(225)
Payment of deferred acquisition costs	(845)	—

Net cash provided by financing activities	554	1,137

(Decrease) increase in cash and cash equivalents	(2,859)	1,451
Cash and cash equivalents at beginning of period	4,597	14,516

Cash and cash equivalents at end of period	$1,738	$15,967

Supplemental disclosures of non-cash activities:
Cash paid for interest	$205	$249

See accompanying notes to condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly GenVec’s (“GenVec” or the “Company”) financial position as of June 30, 2003 and December 31, 2002, and the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002.  Certain reclassifications have been made to the prior period to conform to the current period presentation.   It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results for interim periods are not necessarily indicative of results for the entire year.

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

At June 30, 2003, we had cash, cash equivalents and investments of approximately $8.1 million and our net cash used in operating activities for the six months ended June 30, 2003 was approximately $12.2 million, including severance and termination costs of approximately $1.2 million related to the workforce reduction announced on April 23, 2003.  See Note 5 to Condensed Financial Statements for further discussion.  Purchases of capital equipment during the six-month period were $455,000, scheduled payments under outstanding debt obligations were $548,000 and bond sinking fund payments were $240,000.  If the Diacrin transaction discussed below is not completed, we believe that our cash reserves and anticipated cash flow from our current collaborations, after taking into account our cost reduction program, will be sufficient to support our operations through the first quarter of 2004.

On April 15, 2003, the Company and Diacrin, Inc. jointly announced the signing of a definitive merger agreement under which GenVec will acquire Diacrin through an exchange of stock.  If the Diacrin transaction is completed, we expect the combined company to have approximately $45 million in cash and investments at the end of 2003, sufficient to support our operations into 2006.  Subject to approval by the shareholders of the Company and Diacrin on August 21, 2003 and other customary closing conditions, the transaction is expected to close in the third quarter of 2003.  See Note 4 to Condensed Financial Statements for further discussion.

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

(2)           Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at June 30, 2003 and December 31, 2002, are as follows (in thousands):

	June 30, 2003
	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:

Government/agency obligations	$5,907	$132	$6,039
Corporate bonds	182	172	354
	6,089	304	6,393
Classified as cash equivalents:
Commercial paper	$2,406	$—	$2,406

	December 31, 2002
	Amortized Cost	Gross unrealized holding gains	Fair Value
Available-for-sale:
Government/agency obligations	$15,349	$132	$15,481
Corporate bonds	187	95	282
	$15,536	$227	$15,763
Classified as cash equivalents:
Commercial paper	$2,714	$—	$2,714

Fair value of maturities of securities classified as available-for-sale were as follows (in thousands):

	June 30, 2003	December 31, 2002
Available for sale:
Due within one year	$3,954	$13,055
Due after one year through five years	2,439	2,708
	$6,393	$15,763

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

	Six Months Ended June 30,
In thousands, except per share amounts	2003	2002
Net loss, as reported	$(11,155)	$(13,286)
Total stock-based employee compensation expense determined under fair value based method for all awards	(375)	(472)

Pro forma net loss	$(11,530)	$(13,763)

Basic and diluted loss per share:
As reported	$(0.49)	$(0.61)
Pro forma	$(0.51)	$(0.63)

(4)           Proposed Merger

On April 15, 2003, the Company and Diacrin, Inc. jointly announced the signing of a definitive merger agreement under which GenVec will acquire Diacrin through an exchange of stock using a fixed exchange ratio that will not be changed to reflect fluctuations in the market price of the common stock of either company.  Under the terms of the agreement, each share of Diacrin Common Stock will be exchanged for 1.5292 shares of GenVec Common Stock in reorganization.   Based on GenVec’s closing per share price of $1.46 on April 14, 2003, the transaction is valued at approximately $40.4 million.  GenVec’s existing shareholders will own approximately 45.5% of the combined company and Diacrin’s existing shareholders will own approximately 54.5%.   The combined company is expected to have approximately $45 million in cash and investments at the end of 2003.  Subject to approval by the shareholders of the Company and Diacrin on August 21, 2003 and other customary closing conditions, the transaction is expected to close in the third quarter of 2003.  The transaction will be accounted for under the purchase method pursuant to SFAS No. 141, “Business Combinations”.  In this connection, the Company has incurred transaction costs of approximately $1.3 million through June 30, 2003.

(5)           Cost Reduction Program

On April 23, 2003, the Company announced a 25 percent reduction in workforce as part of a cost reduction program resulting in the termination of 24 employees.  This program is expected to lower GenVec’s stand alone operating losses beginning in the second half of 2003, and resulted in a charge of $1.2 million for severance and related termination costs in the quarter ended June 30, 2003.  These costs related to the workforce reduction were accounted for in compliance with the guidance provided in SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” because GenVec has adopted a termination benefit plan.

The severance and termination benefits accrued at June 30, 2003 are summarized as follows (in thousands):

Provisions for severance and termination costs under cost reduction program	$1,210

Severance and termination benefits paid	380
Balance accrued at June 30, 2003	$830

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GenVec is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies that produce medically beneficial proteins at the site of disease.  GenVec combines its patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade™ for oncology, BIOBYPASS® angiogen for heart disease, and the AdPEDF program for ophthalmology.  GenVec is also collaborating with the U.S. Government for the development of therapeutic vaccine candidates for HIV, SARS, malaria and dengue viruses.

To date, none of our proprietary or collaborative programs have resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators.  We have funded our operations primarily through public and private placements of equity securities, payments under collaborative programs with other companies and debt financings.

The Company will focus on the clinical development of TNFerade and seek collaborative partners to advance the development of our BIOBYPASS and AdPEDF programs for heart disease and prevention of blindness, respectively.  If the Company enters into collaborative licensing and/or funded research arrangements, operating expenses would increase commensurate with the increased revenues from such arrangements.

On April 15, 2003, the Company and Diacrin, Inc. jointly announced the signing of a definitive merger agreement under which GenVec will acquire Diacrin through an exchange of stock using a fixed exchange ratio that will not be changed to reflect fluctuations in the market price of the common stock of either company.  Under the terms of the agreement, each share of Diacrin Common Stock will be exchanged for 1.5292 shares of GenVec Common Stock in a reorganization.   Based on GenVec’s closing per share price of $1.46 on April 14, 2003, the transaction is valued at approximately $40.4 million.  GenVec’s existing shareholders will own approximately 45.5% of the combined company and Diacrin’s existing shareholders will own approximately 54.5%.   The combined company is expected to have approximately $45 million in cash and investments at the end of 2003.  The transaction is expected to close in the third quarter of 2003.

GenVec’s net loss was $6.0 million or ($0.26) per share on revenues of $2.5 million for the quarter ended June 30, 2003.  This compares to a net loss of $6.9 million or ($0.32) per share on revenues of $1.6 million in the same period of the prior year.  GenVec’s current quarter operating results includes a $1.2 million charge for severance and related termination costs resulting from a workforce reduction announced on April 23, 2003.  GenVec’s net loss was $11.2 million or ($0.49) per share on revenues of $5.7 million for the six months ended June 30, 2003.  This compares to a net loss of $13.3 million or ($0.61) per share in the same period of the prior year.   GenVec expects its net loss to decrease by approximately 30% during the second half of 2003 due to the continued growth of its funded collaboration efforts coupled with lower expenses resulting from the cost reduction program announced in April 2003.  GenVec ended the second quarter of 2003 with $8.1 million in cash and investments.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Revenues for the three and six months ended June 30, 2003 were $2.5 million and $5.7 million, respectively, an increase of 60 percent and 159 percent, compared to revenues of $1.6 million and $2.2 million in the comparable three-month and six month periods in 2002.

Revenues for the current periods were derived from (i) vaccine development activities under the Company’s collaborations with the National Institutes of Health (NIH) and the United States Navy Medical Research Center ($2.1 million and $4.8 million for the three and six months ended June 30, 2003 compared to $690,000 and $1.2 million in the comparable prior year periods) both of which are using GenVec’s proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV, SARS, malaria and dengue viruses, and (ii) an expanded collaboration with FUSO Pharmaceuticals ($417,000 and $920,000 for the three and six months ended June 30, 2003 compared to $449,000 and $577,000 in 2002).

EXPENSES

Operating expenses were $8.4 million and $16.7 million for the three-month and six- month periods ended June 30, 2003, an increase of 5 percent and 9 percent, compared to $8.0 million and $15.3 million in the comparable periods last year.  The three-month and six -month periods ended June 30, 2003 reflected a $1.2 million charge for severance and related termination costs resulting from the workforce reduction as a part of the Company’s cost reduction program announced on April 23, 2003.  Research and development expenses for the three and six months ended June 30, 2003 increased 2 percent and 12 percent to $5.5 million and $11.7 million, from $5.4 million and $10.5 million for the three and six months ended June 30, 2002.  This increase was related to the Company’s increased levels of vaccine development activities, expanded FUSO pharmaceutical collaboration activities and its independent product development and research programs, including increased costs for clinical trials and manufacturing costs for clinical supplies in connection with its TNFerade and AdPEDF product development programs.

General and administrative expenses decreased 34 percent and 21 percent to $1.7 million and $3.8 million for the three and six months ended June 30, 2003 compared to $2.6 million and $4.8 million for the three and six months ended June 30, 2002.  This decrease was primarily attributed to the cost reduction program referred to above.

OTHER EXPENSE, NET

Other expense (net) decreased 81 percent and 42 percent to $89,000 and $117,000 for the three and six months ended June 30, 2003 from $469,000 and $203,000 for the comparable periods last year.  This decrease was due primarily to the inclusion of a write down of a WorldCom note held in the Company’s investment portfolio during the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, working capital, representing primarily cash, cash equivalents, short-term investments and receivables, aggregated $2.9 million, compared to $12.5 million at December 31, 2002. Net cash used in operating activities for the six months ended June 30, 2003 was approximately $12.2 million primarily resulting from continued clinical development of GenVec’s TNFerade and AdPEDF product development programs and increased activity under its vaccine development programs and our collaboration with FUSO Pharmaceuticals.  Net cash used in operating activities for the six months ended June 30, 2003 also reflects the impact of the timing of payments for certain budgeted expenditures such as director and officer insurance premiums and a final scheduled balloon payment under an existing equipment loan in January 2003.  Transaction costs of $1.3 million related to the proposed Diacrin merger were incurred during the six months ended June 30, 2003, of which $845,000 were paid and are reflected as a financing activity in the Statement of Cash Flows.

GenVec’s accounts receivable balance increased $1.1 million during the six months ended June 30, 2003 due to a delay in receipt of payments under its contract with the NIH.  The outstanding receivable balances were subsequently liquidated in July 2003.  In addition, GenVec’s financing activities generated $1.9 million from the sale of 756,800 shares of common stock to an existing institutional investor in January 2003.

Additions to Property and Equipment were $455,000 and repayment of outstanding debt obligations, including scheduled sinking fund payments, totaled $788,000 for the six months ended June 30, 2003.

GenVec believes that its cash reserves and anticipated cash flow from its current collaborations, after taking into account the cost reduction program discussed above but without giving effect to the merger, will be sufficient to support GenVec’s operations through mid 2004.  If the merger is completed, GenVec expects the combined company to have approximately $45 million in cash and investments at the end of 2003, sufficient to support its operations into 2006.

If the merger is not completed, GenVec will require additional funds in addition to its present working capital to develop its product candidates and meet its business objectives.  GenVec may seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional licensing arrangements, or some combination of these alternatives.  Some of these arrangements may require GenVec to relinquish rights to certain of its existing or future technologies, product candidates or products that GenVec would otherwise seek to develop or commercialize on its own, or to license the rights to its technologies, product candidates or products on terms that are not favorable to it.   In addition, if GenVec lacks adequate funding, GenVec may be required to delay, reduce the scope of, or eliminate certain research and development activities for one or more of its clinical programs.

GenVec anticipates that expenditures for research and development , including clinical trials, product development and preclinical studies, and general and administrative activities will increase significantly in future periods.  In the future, GenVec’s liquidity and capital resources will depend upon, among other things, the level of its research, development, clinical, regulatory, manufacturing and marketing expenses and funding from collaborations.

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

We have addressed our exposures to market risk of changes in interest rates through the use of derivative financial instruments.  At June 30, 2003, we had an outstanding bond payable totaling $4.1 million.  This bond bears interest at a variable rate based on LIBOR.  During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of June 30, 2003.  There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b)      Reports on Form 8-K

On April 17, 2003, the Company filed a Current Report on Form 8K dated April 14, 2003 to announce the signing of a definitive merger agreement between GenVec, Inc. and Diacrin.

On April 25, 2003, the Company filed a Current Report on Form 8K dated April 23, 2003 to file its press release announcing its financial results for the first quarter ended March 31, 2003.

Through its website at www.genvec.com, the Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: August 1, 2003	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2003	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)