Form 10-Q
period 2003-09-30
GENVEC INC
filed 2003-11-10
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At October 31, 2003, the Registrant had outstanding 50,896,188 shares of common stock, $.001 par value.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Condensed Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Signatures

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes statements that reflect projections or expectations of future financial condition, results of operations and business of GenVec, Inc. These statements are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management’s estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of product candidates under development; risks relating to GenVec’s ability to identify and enter into agreements with potential collaborative partners; uncertainties relating to clinical trials; dependence on third parties; risks that anticipated reductions in expenses from our reduction in workforce and other cost-cutting efforts will not materialize; the risk that anticipated economies of scale and other benefits of our merger with Diacrin, Inc. will not materialize; future capital needs; and risks relating to the commercialization, if any, of our product candidates (such as marketing, regulatory, patent, product liability, supply, competition and other risks). Additional important factors that could cause actual results to differ materially from our current expectations are identified in other filings with the Securities and Exchange Commission. We will not update any forward-looking statements to reflect new, changing or unanticipated events or circumstances that occur after the date, on which the statement is made, except as may be required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

GENVEC, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,064	$4,597
Short-term investments	25,731	13,055
Accounts receivable	1,023	924
Prepaid expenses and other current assets	1,113	1,229
Bond sinking fund	129	241

Total current assets	36,060	20,046

Property and equipment, net	7,368	7,886
Long-term investments	10,506	2,708
Intangible assets	1,933	—
Other assets	83	445

Total assets	$55,950	$31,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,437	$2,298
Accrued expenses	3,423	3,310
Unearned revenue	1,979	481
Current portion of long-term debt	1,410	1,486

Total current liabilities	8,249	7,575
Long-term debt	4,758	5,921
Deferred rent	1,032	1,104
Other liabilities	519	856

Total liabilities	14,558	15,456

Stockholders’ equity:
Preferred stock, $.001 par value; 4,000,000 and 4,400,000 shares authorized at September 30, 2003 and December 31, 2002, no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 1,000,000 and 600,000 shares authorized at September 30, 2003 and December 31, 2002, no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 and 60,000,000 shares authorized at September 30, 2003 and December 31, 2002; 50,893,690 and 21,979,195 shares issued at September 30, 2003 and December 31, 2002; and 50,822,740 and 21,908,245 shares outstanding at September 30, 2003 and December 31, 2002	51	22
Additional paid-in capital	153,517	112,975
Accumulated deficit	(111,485)	(95,439)
Deferred compensation	(543)	(1,590)
Accumulated other comprehensive (loss)	(148)	(339)
Treasury stock, 70,950 common shares	—	—

Total stockholders’ equity	41,392	15,629

Total liabilities and stockholders’ equity	$55,950	$31,085

     See accompanying notes to condensed financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
R & D support	$2,324	$2,048	$8,001	$3,814
R & D support – related party	—	674	—	1,111
Royalties, licenses and other revenue	48	—	70	—

Total revenues	2,372	2,722	8,071	4,925

Operating expenses
Research and development	5,629	7,392	17,364	17,888
General and administrative	1,766	2,496	5,558	7,286

Total operating expenses	7,395	9,888	24,132	25,174

Loss from operations	(5,023)	(7,166)	(16,061)	(20,249)

Other income (expense)
Equity in operations of joint venture	(5)	—	(5)	—
Interest income	89	162	217	927
Interest expense	(130)	(134)	(375)	(411)
Investment gains (losses)	178	205	178	(486)

Total other income, net	132	233	15	30

Net loss	$(4,891)	$(6,933)	$(16,046)	$(20,219)

Other comprehensive income (loss), net of tax
Unrealized holding loss on securities available for sale during the period	(121)	(109)	(55)	(543)
Change in fair value of derivatives used for cash flow hedge	220	(187)	246	(238)

Other comprehensive income (loss)	99	(296)	191	(781)

Comprehensive loss	$(4,792)	$(7,229)	$(15,855)	$(21,000)

Basic and diluted net loss per share	$(0.14)	$(0.32)	$(0.60)	$(0.93)

Shares used in computing basic and diluted net loss per share	35,345	21,868	26,944	21,796

     See accompanying notes to condensed financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(16,046)	$(20,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,816	1,501
Stock compensation charges	1,176	1,184
(Gain) loss on investments	(178)	486
Other	(2)	5
Changes in operating assets and liabilities:
Accounts receivable	(99)	(1,415)
Accounts payable and accrued expenses	(2,219)	1,170
Unearned revenue	(65)	221
Other assets and liabilities, net	427	(165)

Net cash used in operating activities	(15,190)	(17,232)

Cash flows from investing activities:
Business acquisition (Note 4)	4,938	—
Purchases of property and equipment, net of deposits	(518)	(1,053)
Purchases of investment securities	(5,356)	(22,280)
Proceeds from sale and maturity of investment securities	18,230	29,712

Net cash provided by investing activities	17,294	6,379

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,489	167
Loan proceeds	—	1,724
Payments of long-term debt	(760)	(529)
Sinking fund payments	(366)	(345)

Net cash provided by financing activities	1,363	1,017

Increase (decrease) in cash and cash equivalents	3,467	(9,836)
Cash and cash equivalents at beginning of period	4,597	14,516

Cash and cash equivalents at end of period	$8,064	$4,680

Cash paid for interest	$299	$347

     See accompanying notes to condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly GenVec’s (“GenVec” or the “Company”) financial position as of September 30, 2003 and December 31, 2002, and the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002. Certain reclassifications have been made to the prior period to conform to the current period presentation. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results for interim periods are not necessarily indicative of results for the entire year.

To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for 2003 and the foreseeable future before we commercialize any products. Over the next several years, we anticipate that expenditures for research and development, including clinical trials, product development and preclinical studies, and general and administrative activities will increase significantly.

At September 30, 2003, we had cash, cash equivalents and investments of approximately $44.3 million and our net cash used in operating activities for the nine months ended September 30, 2003 was approximately $15.2 million, including severance and termination costs of approximately $1.2 million related to the workforce reduction announced on April 23, 2003, which is part of the Company’s cost reduction program. Purchases of capital equipment during the nine-month period ended September 30, 2003 were $518,000, scheduled payments under outstanding debt obligations were $760,000 and bond sinking fund payments were $366,000. On August 21, 2003, the Company and Diacrin, Inc. consummated the business combination that was jointly announced in April, 2003. This resulted in $4.9 million of cash provided from investing activities after a reduction of $2.3 million for transaction costs paid. Pursuant to the terms of the agreement, GenVec acquired Diacrin through an exchange of stock. We expect to have sufficient cash to support our operations into 2006. See Note 4 to Condensed Financial Statements for further discussion of the business combination.

The Company will focus on the clinical development of TNFerade, seek corporate alliances and collaborative partners to advance the development and commercialization of its other product candidates and seek to expand its funded vaccine development programs. We will require additional funds in addition to our present working capital to develop our product candidates and meet our business objectives. We will seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional licensing arrangements, or some combination of these alternatives. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate certain research and development activities for one or more of our product development programs.

Our cash requirements may vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)    Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at September 30, 2003 and December 31, 2002, are as follows (in thousands):

		September 30, 2003

		Gross
		unrealized
	Amortized Cost	holding gains	Fair Value

Available-for-sale:

Government/agency obligations	$5,329	$147	$5,476
Corporate bonds	30,702	59	30,761

	36,031	206	36,237

Classified as cash equivalents:
Commercial paper	$8,065	$—	$8,065

		December 31, 2002

		Gross
		unrealized
	Amortized Cost	holding gains	Fair Value

Available-for-sale:
Government/agency obligations	$15,349	$132	$15,481
Corporate bonds	187	95	282

	$15,536	$227	$15,763

Classified as cash equivalents:
Commercial paper	$2,714	$—	$2,714

     Fair value of maturities of securities classified as available-for-sale were as follows (in thousands):

	September 30, 2003	December 31, 2002
Available for sale:
Due within one year	$25,731	$13,055
Due after one year through five years	10,506	2,708

	$36,237	$15,763

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

The Company has several stock option plans as discussed in note 9(b) to its December 31, 2002 Financial Statements as well as several plans assumed in the merger with Diacrin and accounts for these plans under the recognition and measurement principles of APB 25 and related interpretations. For these plans, no deferred compensation has been recorded during the current quarter, as all options granted during the period had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123.

	Nine Months Ended September 30,

In thousands, except per share amounts	2003	2002

Net loss, as reported	$(16,046)	$(20,219)
Total stock-based employee compensation expense determined under fair value based method for all awards	(414)	(715)

Pro forma net loss	$(16,460)	$(20,934)

Basic and diluted loss per share:
As reported	$(0.60)	$(0.93)
Pro forma	$(0.61)	$(0.96)

(4)    Business Combination

On August 21, 2003, the Company and Diacrin, Inc. consummated the business combination that was jointly announced in April 2003 under which GenVec acquired Diacrin through an exchange of stock. Under the terms of the agreement, each share of Diacrin Common Stock was exchanged for 1.5292 shares of GenVec Common Stock in a transaction intended to qualify as a tax-free reorganization. Based on GenVec’s average closing per share price of $1.28 for a five-day period around April 15, 2003 (the date the transaction was announced), the transaction was valued at approximately $38.5 million. At the time of closing, GenVec’s existing shareholders owned approximately 45.4% and Diacrin’s original shareholders owned approximately 54.6% of the combined company. The Company had incurred transaction costs of approximately $2.4 million through September 30, 2003. The Company is the acquirer and the transaction was accounted for under the purchase method pursuant to SFAS No. 141, “Business Combinations”. Accordingly, results of operations of Diacrin have been included in these financial statements from August 22, 2003.

The aggregate purchase price of $38.5 million includes 27,665,392 shares of common stock issued in the exchange, valued at $35.4 million and 1,937,197 common stock options valued at $3.1 million. The value of the stock options was computed using the Black-Sholes valuation model based on the closing price on the date of the transaction of $2.31 per share. Of the $3.1 million computed value, $563,000 represents the intrinsic value of unvested in-the-money options as of the date of the transaction and has been recorded as deferred compensation, to be amortized over the remaining vesting period of the options. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as intangible assets. Management is still evaluating the allocation of intangible assets and is in the process of identifying additional direct costs, if any.

The following summarizes the acquisition costs (in thousands):

Value of GenVec common stock issued	$35,412
Value of Stock Options issued	3,120
Less amount allocated to deferred compensation	(563)
Transaction costs incurred by GenVec	2,397

Acquisition Costs	$40,366

The following table summarizes the preliminary estimate of the fair value of the assets acquired and liabilities assumed at the date of acquisition. Certain transaction costs and asset valuations have been estimated; thus, the net assets acquired and investment cost are subject to refinement.

At August 21, 2003
(in thousands)
Cash and cash equivalent	$7,273
Short-term investments	30,839
Other current assets	530
Long-term investments	2,681
Property and equipment, net	67
Intangible assets	1,933

Total assets acquired	43,323

Current liabilities	1,393
Deferred revenue	1,564

Total liabilities	2,957

Net assets acquired	$40,366

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GenVec is a clinical-stage biopharmaceutical company focused on developing and working to commercialize innovative therapies to treat serious and life-threatening diseases, including cancer and heart disease. GenVec combines its patented gene transfer technologies with proprietary therapeutic genes to produce medically beneficial proteins at the site of disease. GenVec’s lead product candidates address significant markets for which no products are currently available or where the current standard of care can be significantly improved. GenVec’s most advanced product candidates are TNFerade™ for cancer, BIOBYPASS® angiogen for severe coronary artery disease, cell transplantation therapy for congestive heart failure, and AdPEDF for age-related macular degeneration. GenVec is collaborating with the U.S. Government to develop therapeutic vaccine candidates for HIV, SARS, malaria and dengue fever.

On August 21, 2003, the Company and Diacrin, Inc. consummated the business combination that was jointly announced in April 2003 under which GenVec acquired Diacrin through an exchange of stock. Under the terms of the agreement, each share of Diacrin Common Stock was exchanged for 1.5292 shares of GenVec Common Stock in a transaction intended to qualify as a tax-free reorganization. Based on GenVec’s average closing per share price of $1.28 for a five-day period around April 15, 2003, the transaction was valued at approximately $38.5 million. At the time of closing, GenVec’s existing shareholders owned approximately 45.4% and Diacrin’s existing shareholders owned approximately 54.6% of the combined company. We expect to have sufficient cash to support our operations into 2006.

The Company plans to focus on the clinical development of TNFerade and seek corporate alliances and collaborative partners to advance the development and commercialization of our BIOBYPASS and cell therapy and AdPEDF programs for heart disease and prevention of blindness, respectively. If the Company enters into collaborative licensing and/or funded research arrangements, operating expenses would increase commensurate with the increased revenues from such arrangements.

To date, none of our proprietary or collaborative programs have resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators. We have funded our operations primarily through public and private placements of equity securities, payments under collaborative programs with other companies and debt financings.

GenVec’s net loss was $4.9 million or ($0.14) per share on revenues of $2.4 million for the quarter ended September 30, 2003. This compares to a net loss of $6.9 million or ($0.32) per share on revenues of $2.7 million in the same period of the prior year. GenVec’s net loss was $16.0 million or ($0.60) per share on revenues of $8.1 million for the nine months ended September 30, 2003. This compares to a net loss of $20.2 million or ($0.93) per share in the same period of the prior year. GenVec’s current year operating results include a $1.2 million charge for severance and related termination costs resulting from a workforce reduction announced on April 23, 2003. GenVec expects its net loss to remain stable due to the continued growth of its funded collaboration efforts coupled with lower expenses resulting from the previously announced cost reduction program. GenVec ended the third quarter of 2003 with $44.3 million in cash and investments.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Revenues for the three and nine months ended September 30, 2003 were $2.4 million and $8.1 million, respectively, a 13% decrease compared to revenues of $2.7 million and a 64% increase compared to revenues of $4.9 million in the comparable three-month and nine-month periods in 2002.

Revenues for the current three-month and nine-month periods were derived primarily from (i) vaccine development activities under the Company’s collaborations with the National Institutes of Health (NIH) and the United States Navy Medical Research Center ($1.9 million and $6.7 million for the three and nine months ended September 30, 2003 compared to $1.4 million and $2.6 million in the comparable prior year periods) both of which are using GenVec’s proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV, SARS, malaria and dengue fever, and (ii) an expanded collaboration with FUSO Pharmaceuticals ($400,000 and $1.3 million for the three and nine months ended September 30, 2003 compared to $419,000 and $996,000 in the comparable periods in 2002). The decrease in revenues reflected in the three-month period resulted from the inclusion of revenue from a related party in the third quarter 2002 amounts under an agreement which terminated.

EXPENSES

Operating expenses were $7.4 million and $24.1 million for the three-month and nine-month periods ended September 30, 2003, a decrease of 25 percent and 4 percent, compared to $9.9 million and $25.1 million in the comparable periods last year. Results for the nine-month period ended September 30, 2003 included a $1.2 million charge for severance and related termination costs resulting from the workforce reduction as a part of the Company’s cost reduction program announced on April 23, 2003. Research and development expenses for the three and nine months ended September 30, 2003 decreased 24 percent and 3 percent to $5.6 million and $17.4 million, from $7.4 million and $17.9 million for the comparable prior year periods. This decrease reflected the Company’s focus on the clinical development of its lead product candidate, TNFerade, and the expansion of its funded vaccine development programs.

General and administrative expenses decreased 29 percent and 24 percent to $1.8 million and $5.6 million for the three and nine months ended September 30, 2003 compared to $2.5 million and $7.3 million for the comparable periods in 2002. This decrease was primarily attributed to efforts to reduce outside costs and also reflects the cost reductions from the workforce reduction referred to above.

OTHER INCOME, NET

Other income (net) decreased 43 percent and 50 percent to $132,000 and $15,000 for the three and nine months ended September 30, 2003 from $233,000 and $30,000 for the comparable periods last year. The decreases were due primarily to lower levels of cash for investment as the Company used available cash to fund operating activities coupled with recent declines in interest rates. This decrease was partially offset in the nine month amounts by the inclusion of a write down of a corporate security of $1 million (offset by gains on sales of securities of $335,000) held in the Company’s investment portfolio during the second quarter of 2002 and the subsequent partial gain on the sale of the same investment of $178,000 in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

To date, GenVec has been engaged primarily in research and development activities. As a result, GenVec has experienced and expects to continue to incur operating losses for the foreseeable future until one or more of its product candidates are commercialized. At September 30, 2003, working capital, representing primarily cash, cash equivalents, short-term investments and receivables, aggregated $27.8 million, compared to $12.5 million at December 31, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 was approximately $15.2 million primarily resulting from continued clinical development of GenVec’s TNFerade and AdPEDF product development programs, activity under funded vaccine development programs and our collaboration with FUSO Pharmaceuticals. Net cash used in operating activities for the nine months ended September 30, 2003 also reflects the timing of payments for certain budgeted expenditures such as director and officer insurance premiums and a final scheduled balloon payment under an equipment loan in January 2003. Transaction costs of $2.4 million related to the Diacrin merger were incurred during the nine months ended September 30, 2003, of which $2.3 million were paid and are reflected as a financing activity in the Statement of Cash Flows.

GenVec’s financing activities generated $1.9 million from the sale of 756,800 shares of common stock in January 2003. Additional funds totaling $602,000 were raised through the exercise of stock options during the nine months ended September 30, 2003. Additions to Property and Equipment were $518,000 and repayment of outstanding debt obligations, including scheduled sinking fund payments, totaled $1.1 million for the nine months ended September 30, 2003.

GenVec believes that its cash reserves and anticipated cash flow from its current collaborations will be sufficient to support its operations into 2006. Without new collaboration or additional equity financing, GenVec expects to use approximately $15 to $16 million in cash over the next twelve months, including amounts for future capital expenditures and debt service payments.

GenVec will require additional funds in addition to its present working capital to develop and commercialize its product candidates and meet its business objectives. GenVec will seek additional future funding through collaborative arrangements and strategic alliances, additional public or private equity or debt financing, additional licensing arrangements, or some combination of these alternatives. Some of these arrangements may require GenVec to relinquish rights to certain of its existing or future technologies, product candidates or products that GenVec would otherwise seek to develop or commercialize on its own, or to license the rights to its technologies, product candidates or products on terms that are not favorable to it. In addition, if GenVec lacks adequate funding, GenVec may be required to delay, reduce the scope of, or eliminate certain research and development activities for one or more of its clinical programs.

GenVec anticipates that expenditures for research and development, including clinical trials, product development and preclinical studies, and general and administrative activities will increase significantly in future periods. In the future, GenVec’s liquidity and capital resources will depend upon, among other things, the level of its research, development, clinical, regulatory, manufacturing and marketing expenses and funding from collaborations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time generating income from investments without significantly increasing risk. Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss included in stockholders’ equity. For additional disclosure of market risks refer to note 2 (b) to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

We have addressed our exposures to market risk of changes in interest rates through the use of derivative financial instruments. At September 30, 2003, we had an outstanding bond payable totaling $3.6 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of September 30, 2003. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 21, 2003, GenVec amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its Common Stock, from 60,000,000 shares to 100,000,000 shares.

     On August 21, 2003, GenVec amended the Certificate of Designation of the Series A Junior Participating Preferred Stock to increase the number of shares of Series A Junior Participating Preferred Stock from 600,000 to 1,000,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on August 21, 2003, in Gaithersburg, Maryland. Of the 22,938,639 shares of common stock outstanding as of the record date, 21,651,878 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:

     1. Adopt the Agreement and Plan of Reorganization, and the related Agreement and Plan of Merger, between Diacrin and GenVec and approve the merger.

For:	13,371,858
Against:	306,701
Abstain:	16,310
Broker Non-votes:	7,957,009

     2. Approve an amendment to GenVec’s amended and restated certificate of incorporation to increase the number of authorized shares of GenVec’s Common Stock, par value $.001, from 60,000,000 shares to 100,000,000 shares.

For:	21,215,759
Against:	413,886
Abstain:	22,233
Broker Non-votes:	-0-

     3. Approve an amendment of GenVec’s 2002 Stock Incentive Plan, increasing by 1,000,000 (from 5,082,112 to 6,082,112) the number of shares authorized for issuance thereunder.

For:	21,009,613
Against:	582,593
Abstain:	59,672
Broker Non-votes:	-0-

     4. Elect three directors to GenVec’s board of directors, each to serve for a term of three years or until a successor has been elected and qualified.

Name	For	Withheld
Herbert J. Conrad	21,390,150	261,728
Paul H. Fischer, Ph.D.	21,390,150	261,728
Wayne T. Hockmeyer, Ph.D.	21,390,150	261,728

Pursuant to the merger agreement, the Company agreed that Herbert J. Conrad and four of the directors continuing in office would resign and four former Diacrin directors would be elected to fill the vacancies created by these resignations. Thus, effective upon completion of the merger, Herbert J. Conrad, John H. Landon, Louis M. Sherwood, M.D., Wendell Wierenga, Ph.D. and David P. Wright, each, a member of the board of directors of

GenVec, resigned, and the board elected Thomas H. Fraser, Ph.D., Zola P. Horovitz, Ph.D., Stelios Papadopoulos, Ph.D. and Joshua Ruch to the board of directors.

5. Ratify the selection of KPMG LLP as independent auditors of GenVec for the fiscal year ending December 31, 2003.

For:	21,573,490
Against:	41,018
Abstain:	37,370
Broker Non-votes:	-0-

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of GenVec, Inc.
Certificate of Amendment to the Certificate of Designations of the
3.1(a)	Series A Junior Participating Preferred Stock of GenVec, Inc.
3.2	Amended and Restated Bylaws of GenVec, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

On August 22, 2003, the Company filed a Current Report on Form 8-K dated August 21, 2003 to announce the consummation of the merger between GenVec, Inc. and Diacrin, Inc.

On October 20, 2003, the Company filed amendment number 1 to its Current Report of Form 8-K filed with the SEC for the purpose of amending information provided under Items D(a) and D(b) of Form 8-K.

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

GENVEC, INC. (Registrant)

Date: October 31, 2003	/s/ Paul H. Fischer Paul H. Fischer, Ph.D. Director, President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2003	/s/ Jeffrey W. Church Jeffrey W. Church Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)