Form 10-K
period 2003-12-31
GENVEC INC
filed 2004-03-15
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

COMMISSION FILE NUMBER: 0-24469

GENVEC, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	23-2705690

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

65 WEST WATKINS MILL ROAD, GAITHERSBURG, MARYLAND	20878

(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 240-632-0740

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the Nasdaq National Market on such date was $39,344,962. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2003 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 29, 2004, there were 51,464,298 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

FORM 10-K	FORM 10-K		FORM 10-K
PART NO.	ITEM NO.	DESCRIPTION	PAGE NO.
I	1	BUSINESS	2
	2	PROPERTIES	30
	3	LEGAL PROCEEDINGS	30
	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
II	5	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	33
	6	SELECTED FINANCIAL DATA	33
	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
	7(A)	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	42
	9	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
	9A	CONTROLS AND PROCEDURES	42
III	10-13		43
	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	44
IV	15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	45
		FINANCIAL STATEMENTS	F
Exhibit 10.9
Exhibit 10.15
Exhibit 10.22
Exhibit 10.26
Exhibit 23.1
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (“EXCHANGE ACT”). FORWARD-LOOKING STATEMENTS ALSO MAY BE INCLUDED IN OTHER STATEMENTS THAT WE MAKE. ALL STATEMENTS THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT’S ESTIMATES, ASSUMPTIONS AND PROJECTIONS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES,” “EXPECTS,” “INTENDS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES” OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AS OF THE DATE THEREOF, ACTUAL RESULTS, COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING RISKS RELATING TO THE EARLY STAGE OF PRODUCTS UNDER DEVELOPMENT; UNCERTAINTIES RELATING TO CLINICAL TRIALS; DEPENDENCE ON THIRD PARTIES; FUTURE CAPITAL NEEDS; AND RISKS RELATING TO THE COMMERCIALIZATION, IF ANY, OF OUR PRODUCT CANDIDATES (SUCH AS MARKETING, SAFETY, REGULATORY, PATENT, PRODUCT LIABILITY, SUPPLY, COMPETITION AND OTHER RISKS). ADDITIONAL IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR CURRENT EXPECTATIONS ARE INCLUDED IN THE SECTION BELOW ENTITLED “BUSINESS RISKS AND UNCERTAINTIES.” WE WILL NOT UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE ON WHICH THE STATEMENT IS MADE, EXCEPT AS MAY BE REQUIRED BY LAW.

PART 1

ITEM 1. BUSINESS

OVERVIEW

We are a clinical-stage biopharmaceutical company developing and working to commercialize innovative therapeutic proteins to treat serious and life-threatening diseases, including cancer, heart disease and diseases of the eye. Our lead product candidates address significant markets for which no products are currently available or where we believe that the current standard of care can be significantly improved. Our most advanced product candidates are:

•	TNFerade™, which is currently in three Phase II trials for the treatment of locally advanced pancreatic cancer, non-metastatic esophageal cancer, and rectal cancer;

•	BIOBYPASS®, which has completed a Phase II trial in 71 patients with severe heart disease who have no treatment options. We expect to begin a randomized, placebo controlled trial with our corporate partner, Cordis Corporation in the second half of 2004 to study the clinical benefit of BIOBYPASS administered into targeted regions of the heart using an injection catheter;

•	Cell Transplantation Therapy which is currently in Phase I trials for the treatment of congestive heart failure; and

•	AdPEDF, which is currently in a Phase I trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50.

Our TNFerade, BIOBYPASS and AdPEDF product candidates are based on our proprietary technology that uses a vehicle, commonly called a vector, to deliver genes that produce proteins at the site of disease. Proteins are widely used in the practice of medicine, and have already become FDA-approved products. The medical use of many proteins, however, has historically been limited by the inability to maintain sufficient concentrations of the protein at the site of the disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein’s presence in other, non-target tissues. We believe that our technology addresses these key hurdles and may have many advantages when compared with other protein therapy approaches including:

•	The efficient production of therapeutic proteins at the site of disease;

•	Better toleration by localized administration to the diseased tissue thereby avoiding toxicity associated with systemic administration of proteins; and

•	More cost-effective development since each of our product candidates shares common production and scale-up, purification, quality assessment and formulation technologies.

We use adenovectors to deliver protein-coded genes to cells. Adenovectors are modified adenoviruses, which are naturally occurring viruses that cause aliments like a common cold. Our adenovectors lack the ability to replicate and cannot reproduce themselves inside the body. Our vectors also do not invade or integrate with the DNA of the patients. Therefore, the insertion of the gene coded for the therapeutic protein is not permanent. The vector carrying the gene is delivered to the site of disease, produces the therapeutic protein for the desired period of time, and is then eliminated from the body.

TNFerade and BIOBYPASS have been well tolerated in multiple human clinical trials using our proprietary protein delivery approach. We believe results to date support the broad applicability and commercial potential of our product candidates. In addition to our internally developed therapeutic product development programs, we are working with our collaborators and customers to develop second-generation vectors and new applications, such as vaccines, for our technology. Our current projects include:

•	A six-year, $30 million collaboration with The Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of The National Institutes of Health to develop preventative AIDS and SARS vaccine candidates, announced January 2002;

•	A three-year, $4.5 million research collaboration with Fuso Pharmaceuticals to identify a targeted cancer therapy product candidate designed to treat not only the primary tumor but also cancer that has spread, or metastasized, to distant sites in the body, announced December 2002; and

•	A two-year, $1.9 million research agreement with the U.S. Naval Medical Research Center to develop vaccines against malaria and dengue virus, announced January 2003.

We are also developing cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. We believe cell transplantation products will address important unmet medical needs and that we will play a leading role in developing new product candidates.

As previously announced, on August 21, 2003, we merged with Diacrin, Inc., a biotechnology company focused on developing cell transplantation technology for treating human diseases. As a result of the Merger, we acquired a lease to Diacrin’s premises located in Charlestown, Massachusetts, at which Diacrin’s corporate offices, laboratories and manufacturing facilities were located. We also acquired certain patents, laboratory equipment and supplies used in the research, development and potential future production of biopharmaceutical products.

OUR PRODUCT CANDIDATES

PRODUCT CANDIDATE	DISEASE INDICATION	THERAPEUTIC PROTEIN	STATUS

TNFerade	Pancreatic Cancer	TNF-alpha	Phase II
	Esophageal Cancer	TNF-alpha	Phase II
	Rectal Cancer	TNF-alpha	Phase II

BIOBYPASS	Coronary Artery Disease	VEGF121	Phase II complete

Cell Transplantation	Cardiac Disease	N/A	Phase I

AdPEDF	Wet Age-Related	PEDF	Phase I
Macular Degeneration

TNFerade™ for cancer. TNFerade, our lead product candidate, is designed for the treatment of cancer in conjunction with radiation and chemotherapy. Cancer is the second leading cause of death in the United States and approximately 60% of all cancer patients in the United States receive radiation therapy as part of their standard treatment. TNFerade produces tumor necrosis factor-alpha (TNF-alpha), a protein with a well-documented anticancer effect, directly at the site of disease through an injection into the tumor. The production of TNF-alpha protein in the tumor is increased by therapies such as radiation and chemotherapy. Using our proprietary technology, we deliver the TNF-alpha protein using an adenovector that is designed to produce the greatest amount of protein when exposed to radiation therapy. Our approach is intended to enable the controlled production over a specific period of time of the TNF-alpha protein inside the tumor while avoiding unwanted exposure to healthy tissue.

We initiated Phase II clinical trials in patients with locally advanced pancreatic cancer in July 2002 and in patients with non-metastatic esophageal cancer in November 2002. Interim results from the pancreatic cancer Phase II trial were presented at the American Society of Clinical Oncology (ASCO) annual meeting in May 2003 and additional results were presented at ASCO Gastrointestinal Cancers Symposium in January 2004 indicating that TNFerade, when used in combination with front line therapy (chemotherapy and radiation) was well tolerated at all dose levels evaluated to date. In addition, 67% of the pancreatic cancer patients treated at the highest dose cohort were free of disease progression at 3 months post-treatment and 83% of these patients showed normalization of CA19-9, a protein marker for pancreatic cancer, at 3 months post-treatment. Subject to a review of the emerging Phase II clinical data and pre-Phase III meetings with the FDA, we plan to initiate a pivotal Phase III trial of TNFerade for the treatment of either pancreatic cancer or non-metastatic esophageal cancer as early as the end of 2004. In two separate Phase I trials (one in solid tumors and one in soft tissue sarcomas), TNFerade in conjunction with standard radiation therapy was shown to be well tolerated and a dose-related 25% or greater reduction in tumor size was observed in more than 70% of patients across 12 different tumor types, including melanoma, pancreatic, small cell lung, rectal, breast and sarcoma. The results from the Phase I trial in solid tumors were published in the February 15, 2004 issue of the Journal of Clinical Oncology.

In connection with a Cooperative Research and Development Agreement entered into between the Company and the National Cancer Institute (NCI) in October 2003, the NCI has opened a single-site Phase II trial testing TNFerade in patients with rectal cancer.

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

In May 2002, we completed a randomized, controlled study of 71 patients with severe coronary artery disease and no treatment options. In November 2002, we presented statistically significant, positive results from this proof-of-principle study at the American Heart Association annual meeting showing that these “no option” patients benefited when they received BIOBYPASS administered by a surgical procedure. Patients treated with BIOBYPASS showed a greater ability to exercise, less chest pain, less need for medication for angina pain and an improved quality of life compared to patients receiving the current standard of care. There were no drug-related serious adverse events or dose limiting toxicities. Also in 2002, we completed a clinical study designed to demonstrate the feasibility of using an injection catheter to deliver BIOBYPASS directly to the heart muscle. This study is of importance since we anticipate that the commercialized version of BIOBYPASS will be delivered by a non-surgical injection catheter such as that used in our feasibility study. Results of this study were presented at the American College of Cardiology meeting in March 2003.

In December 2003, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR® Mapping Catheter and MYOSTAR™ Injection Catheter.

The purpose of this collaboration is to conduct a randomized, double blind, placebo controlled study of GenVec’s cardiovascular product candidate, BIOBYPASS. Clinical benefit will be assessed in a multi-center study, which will be conducted in Europe and is expected to enroll up to 125 patients with severe coronary artery disease. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply BIOBYPASS and Cordis will provide the injection catheters and training to the interventional cardiologists conducting the trial. GenVec will retain commercial rights to BIOBYPASS and Cordis will retain commercial rights to their NOGASTAR mapping catheters and MYOSTAR injection catheters.

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

Cell Transplantation Therapy for Congestive Heart Failure. Our scientists have isolated and expanded muscle cells from human tissue and are studying the use of these cells for transplantation into damaged heart muscle. We believe that patients suffering from heart attacks would benefit if these muscle cells could repair their damaged hearts. These cells would be isolated from a muscle biopsy of a patient who had suffered a heart attack, thereby allowing transplantation of the patient’s own muscle cells into his or her heart, which would avoid any rejection by the body’s immune system. In April 2001, we and our collaborators published the results of a muscle cell transplantation preclinical study in the journal Circulation. This study showed that transplantation of muscle cells after myocardial infarction in an animal model was well tolerated and improved cardiac function.

We have completed patient enrollment in two Phase I clinical trials treating patients with damaged heart muscle. One of these trials involved transplanting muscle cells into a patient’s heart at the same time that the patient received a left ventricular assist device (LVAD). The LVAD is implanted in these patients as a bridge to heart transplant. Our clinical trial involved the implantation of 300 million myoblasts in six patients. Once a patient receives a new heart in this trial, we are able to histologically examine their old heart. This allowed us to evaluate cell survival and new blood vessel formation after transplantation. In March 2003, we and our collaborators published the results from the review of four explanted hearts in the Journal of American College of Cardiology. Upon examination, we noted skeletal muscle cells survived and differentiated into mature myofibers in three of the four hearts and in one heart we noticed an increase in small vessel formation at the site of surviving myotubes.

A second Phase I clinical trial involved transplanting muscle cells into the heart at the same time that a patient underwent coronary artery bypass surgery (CABG). This was a 12-patient dose escalation trial with safety being evaluated at doses ranging from 10 million to 300 million cells. Results of this trial were presented in November 2003 at the American Heart Association annual meeting. The FDA recently cleared our Investigational New Drug Application, or IND, for an additional clinical trial involving the transplantation of human muscle cells into the heart at the same time that a patient undergoes CABG. Through this trial, with the involvement of imaging specialists, we plan to define the primary endpoint for a pivotal clinical trial.

We are a party to a development and license agreement with Terumo Corporation. Under the terms of the agreement, Terumo licenses our human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while we continue to independently develop our cardiac repair technology for commercialization in the United States and elsewhere. Pursuant to the agreement, Terumo paid an upfront non-refundable license fee of $2.0 million in October 2002. The agreement also includes milestone payments of up to $8.0 million and a royalty on product sales. The Terumo agreement remains effective until the expiration of Terumo’s royalty obligations under the agreement, but may be earlier terminated by either party upon 60 days notice of a material breach if the breach remains uncured, or by us if Terumo decides to halt or significantly reduce the funding or the number of employees committed to the development of a product.

AdPEDF for treatment of vision loss. Another product candidate, AdPEDF, is designed for the treatment of wet age-related macular degeneration. Macular degeneration is a progressive eye disease in which new capillaries grow behind the retina. In wet age-related macular degeneration, the new capillaries leak blood or a fluid into a portion of the eye, which damages vision cells. According to the Macular Degeneration Network, and others, there are approximately 200,000 new cases of wet age-related macular degeneration diagnosed each year in the United States and it is a leading cause of blindness in individuals over the age of 50. AdPEDF uses our proprietary technology to produce the pigment epithelium-derived factor (PEDF) protein, a natural inhibitor of angiogenesis, in the eye.

During 2002, we initiated a Phase I clinical trial of AdPEDF in patients with wet age-related macular degeneration. We expect enrollment to be completed by the first half of 2004. In preclinical studies in animal models, AdPEDF inhibited the growth of new, unwanted blood vessels in the eye and caused selective regression of established abnormal blood vessels. We expect to present preliminary Phase I results for our AdPEDF product candidate at the upcoming Association for Research in Vision and Ophthalmology (ARVO) meeting in April 2004 and initiate a Phase II randomized, placebo-controlled study in patients with less severe age-related macular degeneration during the second half of 2004.

OUR STRATEGY

Our primary objective is to develop and commercialize products that are safer and more effective for major medical needs. We intend to pursue this objective through the following strategies:

Develop and commercialize our lead product candidate, TNFerade, for the treatment of cancer. We have chosen locally advanced pancreatic cancer and non-metastatic esophageal cancer as lead indications for TNFerade because we believe that current therapy for these cancers is poor and local control of the tumor can lead to improved survival. We expect to initiate randomized controlled Phase III trials of TNFerade as early as the second half of 2004. We believe that TNFerade for these indications offers our most rapid path to commercialization of a product candidate because:

•	The development process for cancer drugs, particularly those drugs treating cancers where the current therapy is poor, can typically be accomplished in a relatively cost-effective manner and short time period; and

•	We believe that we have or will have the ability to commercialize and market TNFerade ourselves because we expect the marketing of TNFerade to require a relatively small sales force.

We will seek to retain significant commercial rights to TNFerade in North America and we are currently seeking relationships to lead the registration and commercialization efforts in Europe and Asia and to help fund clinical development in North America.

Develop and commercialize our other product candidates through corporate alliances. We intend to form strategic alliances with other companies to develop and commercialize BIOBYPASS for patients with severe heart disease, Cell Transplantation Therapy for congestive heart failure and AdPEDF for patients with wet age-related macular degeneration. We recently entered into an agreement with Cordis Corporation to conduct a randomized, double blind, placebo controlled Phase II/III trial to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. We anticipate that we will share the risks and costs of development by partnering these programs before completion of pivotal trials, and to attract such collaborators we may have to grant commercialization rights to them. These relationships will allow us to further the development of our product portfolio while we focus our internal efforts on the development and commercialization of our lead product candidate, TNFerade.

Expand our product candidate pipeline and enhance our technology base. We will continue to seek to enhance our gene delivery capabilities through internal research, external collaborations and acquisitions. We have received funding for research collaborations to develop vaccines against HIV, SARS, malaria and dengue virus and to develop a second-generation TNFerade product candidate. We expect improvements in our core technology to enhance our drug discovery efforts and lead to additional product candidates. We intend to further strengthen our technologies relating to process development, formulation and manufacturing. We also intend to supplement our own development efforts through the acquisition of products and technologies that complement our general product development strategy.

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

When administered to tissues, our vectors enter target cells and produce the protein encoded by the inserted gene. These vectors can be used for functional genomics purposes to help determine the function of a specific gene and its potential use as a therapy, as well as to create product candidates. The benefits of vectors can be increased measurably for both functional genomics and product development purposes if the vector’s ability to enter desired cells and tissues is broadened or specified. Unlike other vector systems, adenovectors have the potential to be readily re-engineered to alter their performance characteristics, including their ability to efficiently deliver genes to a wide range of tissues or to only select cells in the targeted tissue.

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

TECHNOLOGY FOR LOCAL DELIVERY AND EXPRESSION OF GENES

Use of delivery devices. To achieve local production of proteins, we administer our product candidates directly to the site of disease using standard medical devices, such as injection catheters or syringes. Direct administration of our products into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by significantly avoiding exposure throughout the body. For example, we use either endoscopic ultrasound or percutaneous injection to administer TNFerade directly to the tumor and needle-injection catheters by the interventional cardiologist to administer BIOBYPASS directly into the diseased areas of the heart.

Delivering genes to cells. We believe that we are a leader in understanding and modifying the molecular interactions that specify how vectors derived from adenoviruses bind to cells. Adenoviruses enter cells by binding to receptors on the surface of the cell.

In our BIOBYPASS program, we have taken advantage of our adenovector’s natural binding to the muscle cells found in the heart. However, because not all disease targets contain this adenovirus receptor, we have developed technology to direct the binding of our vectors to different target receptors to enable a broad range of therapies. We can alter our vectors so that we can add new binding specificities.

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

•	Production and Scale Up. We produce our adenovectors using cell lines grown under standardized and controlled conditions. We have developed specialized cell lines for production of our vectors. We have designed our production processes for commercial scale production and to reduce the potential for contamination.

•	Purification. We have proprietary methods for the purification of our vectors that we believe are suitable for commercial scale as well as for small scale use in discovery and testing of new product candidates.

•	Quality Assessment. We have established proprietary methods to assess and confirm the quality and purity of vectors for research purposes and clinical testing. We use advanced techniques to determine the molecular weight of our product candidates as a means to establish product consistency and purity. We have an issued U.S. patent covering this technology. We believe these methods are also suitable for quality assessment of commercial production.

•	Formulation. We have developed novel product formulations that improve the stability of our vectors and are covered by an allowed U.S. patent application. Our formulations allow products to be conveniently stored, shipped and used. For research purposes, our formulation enhances the ease and reproducibility of testing.

COLLABORATIVE RELATIONSHIPS

We have received funding to advance the clinical development of our product candidates; to develop vaccines against HIV, SARS, malaria and dengue virus and to develop a second-generation TNFerade product candidate. These funded collaborations help to offset our development costs and enhance our ability to discover, evaluate, develop and seek to commercialize multiple product candidates.

Cordis Corporation. In December 2003, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. See “Our Product Candidates — BIOBYPASS for Severe Heart Disease”.

Terumo Corporation. In September 2002, Diacrin entered into a development and license with Terumo Corporation, of which the Company has become a party as a result of the business combination consummated on August 21, 2003. Under the terms of the agreement, the Company licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development costs in Japan while the Company continues to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere. On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments by Terumo to the Company for development milestones and a royalty on product sales.

Fuso Pharmaceuticals Industries, Ltd. In December 2002, we announced a new, three-year $4.5 million funded research agreement with Fuso Pharmaceuticals. This follows the successful conclusion of a former collaboration, which ran from 1997 to 2002. We established the new collaboration to identify a targeted cancer therapy product candidate designed to treat not only a primary tumor, but also cancer that has spread, or metastasized, to distant sites in the body. The intended targeted cancer therapy is expected to incorporate the gene for TNF-alpha. Under the terms of the agreement, we have worldwide rights, excluding Japan, to develop and commercialize product candidates arising from the collaboration. Fuso has development and commercialization rights in Japan, and an option to commercialize in Korea and Taiwan. In addition to the research funding, the agreement includes development milestone payments and royalties on commercial sales by Fuso of any products arising from the collaboration. Each party will be responsible for development and commercialization costs in their respective territories.

We also are working with selected U.S. government institutions to develop new applications, such as vaccines, for our proprietary platform technology. These collaborations include:

National Institute of Allergy and Infectious Diseases (NIAID) of The National Institutes of Health (NIH). In December of 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health selected the Company to collaborate in the development of a worldwide preventative AIDS vaccine candidate. In April of 2003, this collaboration was expanded to include the development of a SARS vaccine candidate. The Company has a cost-plus sub-contract, managed for the VRC through SAIC-Frederick, Inc., with an estimated total amount of approximately $30 million, which became effective January 25, 2002. Under the sub-contract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology. The program encompasses a base year and five option years. Revenue recognized under this program amounted to $7.2 million in 2003 and $4.0 million in 2002. The second option covering the year 2004 has been exercised and work is continuing under the contract.

U.S. Naval Medical Research Center. On January 8, 2003, we signed an initial contract with the U.S. Naval Medical Research Center (NMRC) allowing them to use our proprietary adenovector technology for the development of vaccines against malaria and dengue virus. Under the two-year contract, we will receive $1.9 million and will be responsible for constructing and producing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. The NMRC will test the vaccine candidates in preclinical, or animal, models to assess safety and effectiveness. Clinical trials in humans could commence following successful preclinical testing results and would be funded by the NMRC.

We also sponsor research at leading academic institutions to enhance our ability to discover, evaluate and develop new product candidates. Our academic collaborations currently include agreements with Weill Medical College of Cornell University, University of Chicago, University of Maryland, Johns Hopkins University and University of Michigan.

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

SOURCE	GENE	NATURE OF LICENSE
Asahi Chemical Industry Co., Ltd.	TNF-alpha	United States, non-exclusive, for all gene therapy applications

Scios, Inc.	VEGF121	Worldwide, exclusive for all gene therapy products

Public Health Service and Northwestern University	PEDF	Worldwide, exclusive for all ocular gene therapy applications

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

Patent rights; licenses. Our licensors and we have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of February 29, 2004, we held or had licenses to 379 issued, allowed or pending patents worldwide, of which 112 are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins, expression control elements that regulate the production of the therapeutic proteins by such genes, vectors into which we incorporate such genes and expression control elements to create our product candidates, cells for cardiac repair, cell lines used to manufacture our product candidates, targeting technology for adding specificity to our product candidates, methods of constructing, producing (including purification, quality control and assay techniques), storing, and shipping our product candidates, methods of administering our product candidates, and methods of treating disease using our product candidates.

TNFerade. We have a nonexclusive license under the U.S. patent, expiring in 2006, relating to the TNF-alpha gene, which we inserted into a second generation adenovector to create TNFerade. In addition, we have issued patents and pending patent applications pertaining to such adenovectors, the expression control elements used in TNFerade to cause production of the TNF-alpha protein by the TNF-alpha gene, and methods of using TNFerade for treating disease. In particular, we have an issued U.S. patent, expiring in 2020, covering the product composition and use of the TNF vector in treating tumors in mammals, which adds to the Company’s broad intellectual property position around its lead oncology program and core adenovector technology. We have an exclusive license to issued U.S. patents expiring between 2010 and 2015 pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We are aware, however, of pending patent applications of third parties pertaining to adenovectors contemplated for use with TNFerade. It could be alleged that TNFerade conflicts with patents that may issue on these patent applications.

BIOBYPASS. We have an exclusive license, under a patent expiring in 2010, for all gene therapy products using the VEGF121 gene. In addition, we have pending patent applications pertaining to the special cell lines required for the production of particular adenovectors, including a cell line we use in the production of BIOBYPASS, as well as an issued patent, expiring in 2014, pertaining to stocks of adenovectors that cannot reproduce themselves. We also have pending patent applications pertaining to the delivery of angiogenic substances, such as BIOBYPASS. However, third parties have patents and pending patent applications for other forms of the VEGF gene, and these third parties or their licensees may develop products using these forms of the gene. Third parties also may have pending patent applications for adenovectors, including possibly the adenovector used in BIOBYPASS. We are aware of issued patents and pending patent applications of third parties relating to special cell lines required for the production of particular adenovectors, including a cell line we use in the production of BIOBYPASS, as well as issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of therapeutic substances to the heart and other tissues, similar to BIOBYPASS. It could be alleged that BIOBYPASS conflicts with such existing or future patents.

Cell Transplantation Candidates. We have an issued U.S. patent expiring in 2019 and four pending foreign patent applications relating to compositions that include skeletal myoblasts and fibroblast cells that can be transplanted into the cardiac tissue of patients suffering from diseased, damaged or insufficient cardiac function. We also have a pending U.S. application containing additional data and supporting additional patent claims to related methods and compositions. Additionally, we have a pending U.S. application to an improved system for delivering a liquid (e.g., a cell suspension) to solid tissue sites. Both applications have pending related foreign applications. We have an issued U.S. patent expiring in 2013 relating to an injectable culture medium for maintaining viable myoblast cells. The medium can be used to maintain myoblasts for an extended period of time and can be injected into a desired transplantation site of a patient. We have a non-exclusive license under a patent expiring in 2014 relating to a method of forming a stable myocardial graft in a mammal by introducing myoblast or cardiomyocytes into the myocardial tissue of the mammal. We are aware of a U.S. patent of a third party that has been submitted for reexamination pertaining to methods of forming stable myocardial grafts by transplanting skeletal myoblast or fibroblasts into scar tissue in a heart.

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

UTV technology and DART vectors. We have issued patents, expiring in 2014 and thereafter, and pending patent applications covering our UTV technology that allows for the delivery of genes in adenovectors to essentially all cell types, as well as our DART vectors, which are designed for the purpose of creating product candidates that deliver genes in adenovectors only to selected cells, and special cell lines required for the production of the UTV and DART vectors. We are aware, however, of issued patents and pending patent applications of third parties relating to such vectors. It could be alleged that our UTV and DART vectors conflict with such existing or future patents.

Production, purification, quality assessment and formulation technology. We have issued patents, expiring in 2017 and thereafter, and pending patent applications pertaining to the production, purification, quality assessment and formulation of our product candidates. In particular, we have pending patent applications covering specialized cell lines for production of both small and large volumes of our product candidates, the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization, including an issued patent on the use of techniques to determine molecular weight as a means to establish product consistency and purity, and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped and used. We are aware, however, of issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment and formulation technology. It could be alleged that our production, purification, quality assessment and formulation technology conflicts with such existing or future patents.

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

COMPETITION

Competition in the discovery and development of new methods for treating disease is intense. We face, and will continue to face intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies, both in the United States and abroad. We face significant competition from organizations that are pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations that are developing pharmaceuticals that are competitive with our potential products. Many of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these organizations, either alone or together with their collaborators, have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, obtaining FDA and other regulatory approvals of products and manufacturing and marketing products. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical and biotechnology field will also depend to a considerable degree on the continuing availability of capital to us.

Future competition will likely come from existing competitors, including competitors with rights to proprietary forms of the genes or proteins expressed by the genes that we currently use in our product development programs and competitors with rights to gene delivery technologies, as well as other companies seeking to develop new treatments. We are aware of new product development efforts, which may compete with BIOBYPASS, being pursued by, among others, Chiron Corporation and Genentech, Inc. using therapeutic proteins and by Corautus Genetics, Inc. and Genzyme General using a gene transfer approach similar to us. Competitors or their collaborators may identify important new drug discovery, genes or gene delivery technologies before us, or develop gene-based therapies that are more effective than those developed by our corporate collaborators or us or obtain regulatory approvals of their drugs more rapidly than us. We expect that competition in this field will intensify.

We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. For example, some companies are evaluating laser-based devices as an approach to improve blood flow in patients with coronary artery disease. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include Introgen Therapeutics, Inc. and Schering-Plough Corporation, which are developing adenoviral vectors to treat cancer. In addition, Alcon Laboratories, Inc., Allergan, EyeTech Pharmaceuticals, Inc. and Genentech, Inc. are developing inhibitors of blood vessel growth to treat macular degeneration. Some of these product candidates are in the later stage of clinical development.

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

We intend to continue developing our own product development and manufacturing capability while utilizing third-party contractors where we lack sufficient internal capability. Our plan is to expand our internal manufacturing capabilities at either our Charlestown location or our Gaithersburg, Maryland facility including the facilities necessary to manufacture, test, and package an adequate supply of finished products in order to meet our long-term clinical needs. This effort will require significant resources and will be subject to ongoing government approval and oversight.

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

Regulation of pharmaceutical products. The development, production and marketing of any pharmaceutical products developed by us or our collaborators will be subject to regulation by United States and non-U.S. governmental authorities. In the United States, new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation both under provisions of that Act and under the Public Health Service Act. The FDA assesses the safety and efficacy of products and regulates, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion of biologics and new drugs. The process of obtaining FDA approval for a new product is costly and time-consuming.

The steps required by the FDA before our proposed products may be marketed in the United States include:

•	performance of preclinical tests;

•	submission to the FDA of an IND which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic in our intended use;

•	submission to the FDA of a New Drug Application, or NDA, for drugs, or a Biologics License Application, or BLA, for biologics; and

•	FDA approval of the NDA or BLA before any commercial sale or shipment of the drug or biologic.

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

Preclinical studies may take several years to complete and there is no guarantee that the FDA will permit an IND based on those studies to become effective and the product to advance to clinical testing. Clinical trials may take two to five years to complete and are typically conducted in three sequential phases, which often overlap. After the completion of all three phases, if the data indicate that the drug or biologic product is safe and effective, an NDA or BLA is filed with the FDA to approve the marketing and commercial shipment of the drug. This process takes substantial time and effort and the FDA may not accept the NDA or BLA for filing, and, even if filed, the FDA might not grant approval. FDA approval of an NDA or BLA may take up to two years and may take longer if substantial questions about the filing arise.

In addition to regulatory approvals that must be obtained in the United States, a drug or biologic product is also subject to regulatory approval in other countries in which it is marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate application. FDA approval does not assure approval by other regulatory authorities. In addition, in many countries the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

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

EMPLOYEES

As of February 29, 2004, we had 88 full-time employees, 23 of whom hold M.D. or Ph.D. degrees and 35 of whom hold other advanced degrees. Of our total workforce, 69 are engaged primarily in research and development activities and 19 are engaged primarily in business development, finance, marketing and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

Principal Executive Offices

We were incorporated in Delaware in 1992. Our principal executive offices are located at 65 West Watkins Mill Road, Gaithersburg, Maryland 20878 and our telephone number at that location is (240) 632 0740.

Available Information

For more information about us, visit our web site at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our web site as soon as reasonably practicable after we electronically file with or furnish them to the U.S. Securities and Exchange Commission.

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS

We have a history of losses and anticipate future losses.

We have incurred net losses in each year since our inception in December 1992, including a net loss of $21.3 million for the year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $116.7 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

We derive substantially all of our revenues from payments from collaborations with corporations and government entities, and will continue to do so for the foreseeable future. We expect that it will be several years, if ever, before we will recognize revenue from product candidate sales or royalties. A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to fund research and development and to enhance our core technologies. We also expect to incur substantial costs to manufacture our product candidates. As a result, we expect that our operating expenses will increase significantly over the next several years and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

We will have no product revenues in the near term and may need to raise additional capital to operate our business.

We are focused on clinical product development. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell these products and will not have product revenues. Thereafter, we will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities prior to the commercialization of any potential products. We anticipate that such funds will be obtained from external sources and intend to seek additional equity, debt or lease financing or collaborative agreements with corporate, governmental or academic collaborators to fund future operations. However, our actual capital requirements will depend on many factors. If we experience unanticipated cash requirements, we may need to seek additional sources of funding, which may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may cause dilution to common stockholders, have liquidation preferences and/or pre-emptive rights. In the past, we have secured funding on terms that included pre-emptive rights. For example, pursuant to an Investor Rights Agreement among GenVec and HealthCare Ventures V, L.P. dated December 21, 2001, HealthCare Ventures V and VI have the right to purchase shares of GenVec common that we may propose to sell in the future to prevent dilution of their interest in the company. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical studies and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities or discontinue operations.

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

Gene-based medicines and cell transplantation are new and rapidly evolving medical approaches, which have not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based products to date and no cell transplantation products have been successfully developed and commercialized to date. In addition, no gene therapy product or cell transplantation product has received regulatory approval in the United States or internationally. We also have only limited data relating to the safety and effectiveness of our product candidates and delivery systems. To date, none of our product candidates has been approved for sale in the United States or elsewhere. We may be unable to develop products or delivery systems that:

•	prove to be safe and effective;

•	meet applicable regulatory standards;

•	are capable of being manufactured at reasonable costs;

•	do not infringe the intellectual property rights of third parties;

•	are superior to products offered by third parties; or

•	can be marketed successfully.

Gene-based medicine and cell transplantation products may be susceptible to various risks, including undesirable and unintended side effects from genes, cells or the delivery systems, unintended immune responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval or commercial use. Successful products require significant development and investment, including a lengthy and uncertain period of testing to show their safety and effectiveness before their regulatory approval or commercialization. We have not proven our ability to develop, obtain regulatory approval of or commercialize gene-based medicines or cell transplantation products. We may be unable to successfully select those genes or cells with the most potential for commercial development.

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

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we or our collaborators will obtain regulatory approval for any product we develop. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials of the product and an extensive regulatory approval process implemented by the FDA. To date, neither the FDA not any other regulatory agency has approved a gene therapy product for sale in the United States or internationally. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Before commencing clinical trials, we must submit to the FDA and receive approval from the FDA of an Investigational New Drug application (“IND”). Clinical trials are subject to oversight by Institutional Review Boards and the FDA. Clinical trials are also subject to:

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

If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility for our products, we may experience delays, and be unable to meet demand, and may lose potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our gene-based products in the volumes that will be necessary to support large-scale clinical trials or commercial sales. We do not yet know the extent to which we will be able to adapt our existing Charlestown manufacturing facilities and processes to the manufacture of gene therapy product candidates.

Our Charlestown facility currently is the only manufacturer of our cell transplantation product candidates. For the next several years, we expect to conduct manufacturing for cell transplantation products in the facility in Charlestown, Massachusetts. If this facility or the equipment in this facility is significantly damaged or destroyed, we will not be able to replace quickly or inexpensively our manufacturing capacity. We do not have any experience manufacturing cell transplantation product candidates in the volumes that will be necessary to support large clinical trials or commercial sales. Our present manufacturing process may not meet initial expectations as to scheduling, reproducibility, yield, purity, cost, potency or quality.

If we or our collaborators are unable to manufacture our product candidates in clinical quantities or, when necessary, commercial quantities, then we will need to rely on third-parties to manufacture compounds for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial products. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. There are very few contract manufacturers who currently have the capability to produce our proposed products, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates on a timely basis and at commercially reasonable prices would negatively affect our operations.

Before we or our collaborators can begin commercial manufacturing of any of our product candidates, we or our collaborators must obtain regulatory approval of the manufacturing facility and process. Manufacturing of our proposed products must comply with the FDA’s current Good Manufacturing Practices requirements, commonly known as cGMP, and non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and non-U.S. regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. We or our collaborators must also pass a pre-approval inspection before FDA approval. If we or our collaborators fail to comply with these requirements, our product candidates would not be approved. If we or our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities also have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with cGMP and non-U.S. regulatory requirements.

If successful large-scale manufacturing of gene-based medicines or cell transplantation products is not possible, we may be unable to manufacture enough of our product candidates to achieve regulatory approval or market our products.

Very few companies have shown successful large-scale manufacturing of gene-based medicines or cell transplantation products, and it is anticipated that significant process development changes will be necessary for the commercial process. We may be unable to manufacture commercial-scale quantities of gene-base medicines or cell transplantation products, or receive appropriate government approvals, on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis or at all would prevent us from achieving our business objectives.

We may experience difficulties or delays in product manufacturing, which are beyond our control and could harm our business, because we rely on third-party manufacturers.

We currently expect to produce our product candidates through third-party manufacturers and to the extent possible using our existing Charlestown facilities. Problems with any manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped. In addition, any prolonged interruption in the operations of our or a third party’s manufacturing facilities could result in the cancellation of shipments. A number of factors could cause interruptions, including equipment malfunctions or process failures, or damage to a facility due to natural disasters or otherwise. Because our manufacturing processes are or are expected to be highly complex and subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all.

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

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier Invitrogen Corporation, for its cell culture medium. The cell culture medium is used to grow the cells within which our product candidates are produced. For supply of late-stage clinical trial materials, we currently are planning to use purification resins from the Applied Biosystems Group of Applera Corporation and the BioSepra S.A. Process Division of Ciphergen Biosystems, Inc. in addition to the one supplier for cell culture medium. We do not currently have supply agreements with any of these suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of the aforementioned raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.

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

The issued patents we already have or may obtain in the future may not provide commercially meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators’ patents in the United States and other countries. In the event a company, institution or researcher infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult and can be expensive and time consuming, with no guarantee that our or our collaborators’ patent rights will be upheld. Others may be able to design around these patents or develop unique products providing effects similar to our products. Thus, for example, although we have an issued U.S. patent broadly covering stocks of adenovectors that cannot reproduce themselves, our competitors may find ways to get around this patent. In addition, our competitors may legally challenge our patents and they may be held to be invalid. In addition, various components used in developing gene therapy products, such as particular genes, vectors, promoters, cell lines and construction methods, used by others and us, are available to the public. As a result, we are unable to obtain patent protection with respect to such components, and third parties can freely use such components. Third parties may develop products using such components that compete with our potential products. Also, with respect to some of our patentable inventions, we or our collaborators have decided not to pursue patent protection outside the United States. Accordingly, our competitors could develop, and receive non-U.S. patent protection for, gene therapies or technologies for which we or our collaborators have or are seeking U.S. patent protection. Our competitors may be free to use these gene therapies or technologies outside the United States in the absence of patent protection.

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

In September 1999, a patient undergoing gene therapy using an adenoviral vector to deliver a therapeutic gene died as a result of an adverse reaction to the treatment. This death was widely publicized. Other patient deaths have occurred in other gene-based clinical trials. These deaths and the resulting publicity surrounding them, as well as any other serious adverse events in the field of gene therapy or cell transplantation that may occur in the future, may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. As a result of the incident in September 1999, the United States Senate held a series of hearings to determine whether additional legislation was required to protect patients who participate in clinical trials. Possibly as a consequence of these hearings, a specific division within the FDA for gene and cell therapy was established. Furthermore, extended patient follow-up for gene therapy product candidates has been recommended. Additionally, the National Institutes of Health and its advisory bodies routinely review the field of gene therapy and issue reports on the adverse events reported by investigators. The NIH has approved a proposal to establish a Gene Transfer Safety Assessment Board to review serious adverse event reports, annual reports and other safety information in order to assess toxicity and safety and report these findings at NIH Recombinant DNA Advisory Committee (RAC) meetings. Additional scrutiny cannot be ruled out. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapies and cell transplantations for the prevention or treatment of human disease. Public attitudes may be influenced by claims that gene therapy or cell transplantation is unsafe, and gene therapy and cell transplantation may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy or cell transplantation could result in greater government regulation and stricter clinical trial oversight and commercial product labeling requirements of gene therapies and cell transplantation products and could cause a decrease in the demand for any products we may develop.

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

Although we currently have and intend to maintain product liability insurance, this insurance may become prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or in collaboration with others. Currently, we have a total of $5 million liability coverage under a clinical trials and professional liability insurance policy. If we are sued for any injury caused by our products, our liability could exceed our total resources.

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

ITEM 2. PROPERTIES

We currently lease 42,900 square feet for our corporate offices and research and development laboratories located at 65 West Watkins Mill Road in Gaithersburg, Maryland. The lease expires on November 1, 2009. We have options to extend the term of this lease for an additional fourteen years. We also lease 25,000 square feet for research and development laboratories and manufacturing space located in Charlestown, Massachusetts. The lease expires on October 3, 2006, we have an option to extend the term of the lease for an additional five years. We believe that these facilities are sufficient for our current needs. We have additional space in our current facilities to accommodate our anticipated growth over the next several years.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	PRESENT POSITION WITH THE REGISTRANT

Paul H. Fischer, Ph,D.	54	President and Chief Executive Officer
Jeffrey W. Church	47	Chief Financial Officer, Treasurer and Corporate Secretary
E. Michael Egan	50	Sr. Vice President, Commercial Development
Bryan T. Butman, Ph.D.	51	Vice President, Quality
C. Richter King, Ph.D.	49	Vice President, Research
Robert S. Tenerowicz	41	Vice President, Process Development and Clinical Supplies
Abdellah Sentissi	54	Vice President, Quality Systems

Paul H. Fischer serves as our President and Chief Executive Officer and as a director of the Company. Dr. Fischer has served as President and Chief Executive Officer and as a director of the Company since 1995. Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc., (now Antigenics, Inc.) a biotechnology company. Dr. Fischer’s previous experience includes Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company. Dr. Fischer received his B.S. in Biology from the University of Denver, his Ph.D. in Pharmacology from the University of California at San Francisco and performed post-doctoral research in Pharmacology at Yale University School of Medicine and was an associate Professor of Human Oncology at the University of Wisconsin.

Jeffrey W. Church joined the Company in August of 1998 and serves as Chief Financial Officer, Treasurer and Corporate Secretary. Prior to joining the Company, he served from September 1997 to August 1998 as Executive Vice President and Chief Financial Officer of Biospherics, Inc., a telecommunications and biotechnology company. Before that Mr. Church was employed with Meridian Medical Technologies, Inc., a medical device/drug delivery company. In addition to his CFO duties at Meridian, Mr. Church was also responsible for one of the company’s three operating units. Previously, Mr. Church spent seven years with PricewaterhouseCoopers as Audit Manager. Mr. Church received his B.S. in Accounting from the University of Maryland and is a Certified Public Accountant.

E. Michael Egan serves as the Senior Vice President of Commercial Development. He joined GenVec after having served as COO for Diacrin, which was acquired by GenVec in 2003. Mr. Egan has over 15 years experience in business development and laboratory management. During his career, he has been involved in the development of several key business collaborations and partnerships. Mr. Egan was a member of the Board of Directors of Repligen Clinical Partners, LP and Secretary/Treasurer of Repligen Sandoz Research Corporation. Mr. Egan received a BS in Biology from Boston College, Boston, MA and a Certificate of Special Studies in Administration and Management from Harvard University, Boston, MA.

Bryan T. Butman has served as our Vice President of Quality since March 2002. He joined GenVec in 1999 and previously served as Director of Quality and Analytical Sciences from September 1999 to March 2002. Immediately prior to joining GenVec, Dr. Butman was Executive Director, Diagnostic Product Research and Development with INTRACEL Corporation, a biotechnology company. Dr. Butman has over 19 years of experience in the development, clinical testing, registration and manufacture of medical diagnostic products and in the development of quality control assays for parenteral biopharmaceuticals. Throughout his biotechnology career, Dr. Butman has developed successful products in the areas of cardiovascular disease, oncology, infectious disease and hematology. He has held senior positions within Warner Lambert, AKZO-Nobel, Organon Teknika, PerImmune and INTRACEL. Dr. Butman holds a Ph.D. in Cell Biology from Wayne State University.

C. Richter King has served as our Vice President of Research since May 1999, and from May 1998 to May 1999 as our Vice President of New Product Research, an area that he still oversees. Prior to joining GenVec in 1998, Dr. King conducted extensive research into the amplification of the erbB-2 gene, which is associated with common human cancers. Pursuing erbB-2 as a potential target for anticancer therapy, Dr. King directed an experienced research group at the Georgetown University Medical School’s Lombardi Cancer Research Center in Washington, DC, where he served as Associate Professor with the University’s Department of Biochemistry. Previously, Dr. King was the Director of Drug Discovery for Oncologix (now Antigenics, Inc.). Dr. King holds a Ph.D. in Biochemistry from the Johns Hopkins University in Baltimore, MD.

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

Abdellah Sentissi serves as the Vice President of Quality Systems. He joined GenVec after having served as Senior Director of Quality Systems for Diacrin, which was acquired by GenVec in 2003. Dr. Sentissi has over 18 years experience in quality control and quality assurance of parenteral drugs; design and installation of new GMP facilities; quality assurance and regulatory submission. During the course of his career in biotechnology, Dr. Sentissi has developed QA/QC Departments, implemented GMP in-house training programs; designed validation programs; and managed the manufacturing of a monoclonal antibody. He has held increasingly senior positions with Massachusetts Biologic Laboratories and Endocon, Inc. Dr. Sentissi holds a Ph.D. in Clinical Chemistry from Northeastern University, Boston, MA.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since our initial public offering of common stock on December 12, 2000, our common stock has been traded in the over-the-counter market and is included for quotation on the Nasdaq National Market under the symbol GNVC.

Set forth below is the range of high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the two most recent years:

	HIGH	LOW
First Quarter 2003	$3.20	$1.30
Second Quarter 2003	$3.25	$0.95
Third Quarter 2003	$3.25	$2.00
Fourth Quarter 2003	$4.15	$2.82

First Quarter 2002	$4.80	$3.01
Second Quarter 2002	$3.50	$2.20
Third Quarter 2002	$3.70	$1.95
Fourth Quarter 2002	$4.30	$2.60

As of February 29, 2004, there were approximately 200 holders of record of our common stock. We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2003. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	DECEMBER 31,
	2003	2002	2001	2000	1999
SUMMARY STATEMENTS OF OPERATIONS:
(in thousands, except per share data)
Revenue	$10,520	$8,414	$4,417	$13,885	$16,950
Operating expenses:
Research and development	23,457	24,352	16,309	15,356	14,198
General and administrative	8,405	9,643	8,749	6,917	5,278

Total operating expenses	31,862	33,995	25,058	22,273	19,476

Operating Loss	(21,342)	(25,581)	(20,641)	(8,388)	(2,526)
Other income (loss), net	81	(17)	1,545	539	607

Net loss	$(21,261)	$(25,598)	$(19,096)	$(7,849)	$(1,919)

Basic and diluted net loss per share	$(0.65)	$(1.17)	$(1.05)	$(2.80)	$(1.22)

Shares used in computing basic and diluted net loss per share	32,963	21,816	18,124	2,808	1,576

	AS OF DECEMBER 31,
	2003	2002	2001	2000	1999
SUMMARY BALANCE SHEET DATA:
(in thousands)
Cash, cash equivalents and short-term investments	$26,523	$17,652	$19,930	$39,790	$13,884
Working capital	20,636	12,471	17,017	35,837	8,348
Long-term investments	13,438	2,708	21,988	6,682	2,485
Total assets	52,684	31,085	51,366	57,179	28,636
Long-term debt, less current portion	4,539	5,921	5,088	6,026	6,822
Accumulated deficit	(116,700)	(95,439)	(69,841)	(50,745)	(42,896)
Total stockholders’ equity	37,026	15,629	40,128	44,316	11,931

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report. See “Business — Risks and Uncertainties” regarding certain factors known to GenVec that could cause reported financial information not to be necessarily indicative of future results, including discussions of the risks related to the development, regulatory approval, proprietary protection of our product candidates, and their market success relative to alternative products.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The discussion and analysis of GenVec’s financial condition and results of operations are based upon GenVec’s financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, GenVec evaluates its estimates using authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. While its significant accounting policies are more fully described in Note 2 to GenVec’s financial statements included in this annual report on Form 10-K, GenVec believes the following accounting policies to be critical:

Revenue Recognition. Research and development (R & D) revenue, from cost-reimbursement and cost-plus agreements, are recognized as earned based on the performance requirements of the contract. Non-refundable R & D fees for which no further performance obligations exist are recognized when collection is assured. Contract and upfront license payments where GenVec has continued involvement through a research or development collaboration are recognized ratably over the contract period. Revenue associated with performance milestones are recognized based on achievement of the milestones as defined in the respective agreements.

In accordance with Staff Accounting Bulletin 101, GenVec has deferred recognition of up-front contract or license payments received under its collaboration and license agreements and has amortized the related unearned revenues over the terms of the collaboration agreements, generally ranging from two to four years. GenVec’s results of operations included $98,000, $-0- and $1.8 million during the years ended 2003, 2002 and 2001, of amortization of these upfront contract and license fees which were received in prior years. As of December 31, 2003, GenVec had unearned upfront contract and license fees of $1.5 million related to the Terumo agreement acquired in the business combination consummated in August, 2003. As of December 31, 2003 and 2002, GenVec had unearned revenue related to other contracts of $1.3 million and $481,000, respectively.

Clinical Trial Expenses and Research and Development Activities: GenVec is currently focused on the development of four therapeutic product candidates, TNFerade, BIOBYPASS, cell therapy for cardiac repair and AdPEDF which are in various stages of clinical trials. Clinical trial expenses are payable to clinical sites and core laboratories. Expenses for clinical sites are accrued ratably over the treatment period based on the number of patients treated for each trial. We estimate these costs at the commencement of the trial based on prior experience and expected timing of the treatment. At the completion of each trial, we record an adjustment equal to the difference between the estimated amounts and the actual amounts. Expenses for core laboratories are recognized as incurred.

The expenditures that will be necessary to execute GenVec’s business plan are subject to numerous uncertainties, which may adversely affect its liquidity and capital resources. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. GenVec estimates that clinical trials of the type GenVec generally conducts are typically completed over the following timelines:

Estimated
Completion
Clinical Phase	Date
Phase I	1 - 2 years

Phase II	1 - 3 years

Phase III	2 - 4 years

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that seems appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects

GenVec tests potential product candidates in numerous pre-clinical studies to identify indications for which they may be product candidates. GenVec may conduct multiple clinical trials to cover a variety of indications for each product candidate. As GenVec’s obtains results from trials, GenVec may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus its resources on more promising product candidates or indications.

An element of GenVec’s business strategy is to pursue the research and development of a range of product candidates for a variety of indications. This is intended to allow GenVec to diversify the risks associated with its research and development expenditures. As a result, GenVec believes its future capital requirements and its future financial success are not substantially dependent on any one product candidate. To the extent GenVec is unable to maintain a broad range of product candidates, GenVec’s dependence on the success of one or a few product candidates would increase.

GenVec’s product candidates also have not yet received FDA regulatory approval, which is required before GenVec can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that GenVec’s clinical data establish safety and efficacy. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologies have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Furthermore, GenVec’s business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of GenVec’s product candidates. In the event that third parties take over the clinical trial process for one or more of GenVec’s product candidates, the estimated completion date would largely be under the control of that third party rather than GenVec. GenVec cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect GenVec’s development plan or capital requirements. GenVec’s programs may also benefit from subsidies, grants or government or agency-sponsored studies that could reduce GenVec’s development costs.

As a result of the uncertainties discussed above, among others, GenVec is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. GenVec’s inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force GenVec to seek additional, external sources of financing from time to time in order to continue with its business strategy. GenVec’s inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business.

TNFerade, GenVec’s lead oncology product candidate, is currently in Phase II trials for the treatment of locally advanced pancreatic cancer, non-metastic esophageal cancer and rectal cancer. GenVec has incurred approximately $25 million of expenses on the development of this product candidate since the commencement of this program in 1999. These costs include research, development, clinical trials and clinical supply costs, including an allocation of corporate general and administrative expenses. GenVec expects to continue to expend substantial additional amounts for the development and commercialization of TNFerade.

BIOBYPASS has completed two Phase II trials in two separate indications - coronary artery disease and peripheral vascular disease. In May 2002, GenVec completed a randomized, controlled study of 71 patients with severe coronary artery disease and no treatment options demonstrating that these “no option” patients benefited when they received BIOBYPASS. In January 2003, GenVec reported that its 107 patient, randomized, placebo-controlled Phase II clinical trial of BIOBYPASS for the treatment of peripheral vascular disease failed to meet its clinical endpoints due primarily to an unexpectedly large placebo response. Since commencement of the research and development program of BIOBYPASS in 1996, through December 31, 2003, GenVec has incurred approximately $43.7 million in research, development and clinical costs, including an allocation of corporate general and administrative expenses. From July 1997 until July 2002, the development of BIOBYPASS was subject to a Research, Development and Collaboration Agreement with The Warner Lambert Company, a subsidiary of Pfizer, Inc., whereby GenVec received approximately $62.6 million in non-refundable research and development funding, milestone payments, equity purchases and license fees. GenVec intends to seek strategic alliances with other organizations to continue the clinical development of BIOBYPASS. In December 2003, the Company entered into a research collaboration with Cordis Corporation, a Johnson & Johnson company, to conduct a randomized, double blind, placebo controlled study using BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. Clinical benefit will be assessed in multi-center study, which will be conducted in Europe and is expected to enroll up to 125 patients with severe heart disease. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply all clinical material and Cordis will provide the NOGASTAR and MYOSTAR mapping and injection catheters and training to the interventional cardiologists conducting the trial. GenVec will all retain commercial rights to BIOBYPASS and Cordis will retain all commercial rights to the NOGASTAR mapping catheters and MYOSTAR injection catheters. GenVec anticipates that it will share the risks and costs of development by partnering this program, which it expects may require granting commercialization rights to collaborators.

Cell Transplantation Therapy for cardiac disease, is currently in Phase I clinical testing. GenVec estimates, that since 1990, Diacrin has spent between $15 million and $20 million on the development of this product candidate, primarily in research and development expenses, including an allocation of corporate general and administrative expenses. Such costs were incurred primarily during fiscal periods prior to Diacrin’s business combination with GenVec on August 21, 2003. GenVec intends to seek strategic alliances with other organizations to continue the clinical development of Cell Transplantation Therapy. GenVec anticipates that it will share the risks and costs of development by partnering this program, which it expects may require granting commercialization rights to its collaborators.

AdPEDF is currently in a Phase I trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50. Since commencement of the program in 2000 through December 31, 2003, GenVec has incurred approximately $17 million in research, development and clinical costs, including an allocation of corporate general and administrative expenses. GenVec intends to seek strategic alliances with other organizations to continue the clinical development of AdPEDF. GenVec anticipates that it will share the risks and costs of development by partnering this program, which it expects may require granting commercialization rights to its collaborators.

GenVec is also developing therapeutic vaccines for the treatment of life-threatening viruses. GenVec is currently collaborating with the U.S. Government for the development of vaccines for the HIV, SARS, malaria and dengue virus. Each of these vaccine candidates will be evaluated in clinical trials sponsored by the respective agencies. Research and development activities performed by GenVec are subject to statements of work and approved budgets under fixed price or cost plus fixed fee contracts. Since commencement of these vaccine development programs in 2002 through December 31, 2003, GenVec has incurred approximately $13.5 million in research and development costs, including an allocation of corporate general and administrative expenses.

OVERVIEW

We are clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies that produce medically beneficial proteins at the site of disease. GenVec combines its patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade for oncology, BIOBYPASS for heart disease, cell therapy for cardiac repair and AdPEDF program for ophthalmology. GenVec is also collaborating with the U.S. Government for the development of vaccine candidates for HIV, SARS, malaria and dengue virus.

GenVec will focus on the clinical development of TNFerade and seek collaborative partners to advance the development of our BIOBYPASS and Cell Transplantation Therapy programs for heart disease and AdPEDF product candidate for the prevention of blindness. If GenVec enters into collaborative licensing and/or funded research arrangements, operating expenses would increase commensurate with the increased revenues from such arrangements.

To date, none of GenVec’s proprietary or collaborative programs has resulted in a commercial product; therefore, GenVec has not received any revenues or royalties from the sale of products by GenVec or by GenVec’s collaborators. GenVec has funded its operations primarily through public and private placements of equity securities, payments received under collaborative programs with other companies and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2003, had an accumulated deficit of approximately $116.7 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities.

On August 21, 2003, GenVec announced the completion of a definitive merger agreement under which GenVec acquired Diacrin through an exchange of stock using a fixed exchange ratio. Under the terms of the agreement, each share of Diacrin common stock was exchanged for 1.5292 share of GenVec common stock in a reorganization. Based on GenVec’s closing per share price of $1.46 on April 14, 2003 (the date the transaction was announced), the transaction is valued at approximately $40.4 million. The combined company had over $45 million in cash and investments on the closing date of the merger.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUE:

Revenue. Revenue, excluding related party revenue, increased 83% to $10.5 million in 2003 from $5.7 million in 2002 primarily from an increase of $4.6 million in funded research activities under our funded vaccine programs with the National Institute of Health and the U.S. Naval Medical Research Center.

Revenue — related party. Revenue — related party was $2.7 million in 2002 from the BIOBYPASS collaboration with the Warner-Lambert Company/Pfizer, Inc. We did not receive any related party revenues in 2003 due to the termination of our collaboration with Warner-Lambert during 2002.

OPERATING EXPENSES

Research and development. Research and development expenses decreased slightly from $24.4 million in 2002 to $23.5 million in 2003. Research and development expenditures were focused on internal product development efforts around the continuing clinical development of TNFerade and AdPEDF and the expansion of the Company’s funded vaccine program with The Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institute of Health. Offsetting these increases were lower levels of expenditures related to the BIOBYPASS Phase II trials for coronary artery disease and peripheral vascular disease which were completed in late 2002 and reduced spending resulting from the restructuring efforts described below.

General and administrative. General and administrative expenses decreased 13% to $8.4 million in 2003 from $9.6 million in 2002. This decrease reflects our efforts to reduce outside costs and also the workforce reduction as a part of our cost reduction program announced on April 23, 2003. Expenses included a $1.2 million charge for severance and termination costs related to the workforce reduction referred to above.

OTHER INCOME (EXPENSE)

Other income (expense), consisting primarily of interest income and investment gains or losses offset by interest expense, increased from $17,000 in other expense in 2002 to $81,000 in other income in 2003. This increase was due to a $178,000 gain on sale of a security in 2003 compared to net investment losses of $486,000 in 2002, due to the write down of a security, offset by a decrease in interest income due to lower levels of cash available for investing for the first three quarters of 2003 coupled with lower rates of return on these invested funds.

YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUE:

Revenue. Revenue, excluding related party revenue, increased 564% to $5.7 million in 2002 from $864,000 in 2001 primarily as a result of increased levels of funded research activities under our collaboration agreements with the Vaccine Research Center and Fuso Pharmaceuticals. The Vaccine Research Center contract commenced in January 2002 and our amended collaboration with FUSO, which included increased funding, became effective in April 2002.

Revenue — related party. Revenue — related decreased 25% to $2.7 million in 2002 from $3.6 million in 2001. Over 31% and 80% of our revenue in 2002 and 2001, respectively, were earned under our BIOBYPASS collaboration agreement with The Warner-Lambert Company/Pfizer, Inc. and related settlement agreement. As previously reported, Pfizer, Inc., which acquired Warner-Lambert in June 2000, elected to discontinue the collaboration in 2002.

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

OTHER INCOME (EXPENSE).

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for the foreseeable future until one or more of our product candidates are commercialized. As of December 31, 2003, we held $40.0 million in cash and investments as compared to approximately $20.4 million at December 31, 2002. Net cash used in operating activities was $19.6 million in 2003 compared with $20.3 million used in 2002. Net cash provided by financing activities was $2.0 million in 2003, reflecting proceeds from issuance of stock of $3.5 million offset by debt payments of $1.5 million. Net cash provided by investing activities was approximately $18.3 million in 2003, which consisted principally of the net proceeds of the maturity of investment securities offset by the purchase of property and equipment. The business combination consummated in August 2003, provided $4.8 million in cash and equivalents. As of December 31, 2003, our working capital was approximately $20.6 million compared to $12.5 million at December 31, 2002, primarily reflecting a $8.9 million increase in cash and equivalents and short-term investments resulting from the business combination mentioned above.

In January 2003, we raised approximately $1.8 million in an offering of common stock from our shelf registration statement.

Historically, we have contracted with various academic institutions and research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses. Our commitments are summarized in the following table:

	Payments Due by Period (000’s)
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$5,902	$1,363	$2,942	$1,597	$—
Capital Lease Obligations	99	99	—	—	—
Operating Leases	6,946	1,642	3,835	1,469	—
Other Obligations	843	688	155	—	—

Total Contractual Obligations	$13,790	$3,792	$6,932	$3,066	$—

We expect our revenue for the next several years to consist primarily of payments under corporate collaborations and interest income. In order to reduce our operating expenses, we intend to focus our resources on our lead product candidate, TNFerade, for the treatment of cancer. With respect to our other product candidates, including Cell Transplantation Therapy and AdPEDF, we will seek to form strategic alliances with other companies pursuant to which we will share the risks and costs of development. We recently announced a collaboration with Cordis Corporation to conduct further clinical studies of our cardiovascular product candidate, BIOBYPASS. We also will continue to look for funded research collaborations to help offset our future losses from operations. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.

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

We believe that our cash reserves and anticipated cash flow from our current collaborations will be sufficient to support our operations for approximately 2 years. Without new collaborations or additional equity financing, we would use approximately $16 million in cash over the next twelve months, including approximately $1.1 million for capital expenditures and $3.8 million in contractual obligations reflected in the table above. We expect that significant additional financing will be required in the future, which we may seek through public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives.

As of December 31, 2003, our net operating loss carry forwards were approximately $167.5 million. If not utilized, our loss carry forwards will expire at various dates through 2023. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations may have been triggered as a result of past or future financings. This annual limitation may result in the expiration of certain net operating losses before their use.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2003, we had cash and cash equivalents and short-term and long-term investments of $40.0 million as follows:

Cash and cash equivalents	$ 5.2 million
Short-term investments	$ 21.3 million
Long-term investments	$ 13.5 million

Our exposure to market risk is confined to our cash and cash equivalents, which consist of commercial paper having maturities of less than one year, and our investment portfolio. We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2003, securities totaling $21.3 million mature in 2004, $11.1 million mature in 2005 and $2.4 million mature in 2006. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

At December 31, 2003, we had an outstanding industrial revenue bond payable of $3.6 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.68% plus a remarketing fee. We also have outstanding loans and capital lease obligations totaling $2.4 million at fixed interest rates ranging from 5.0% to 12.1%. Principal and interest on these loans is due and payable monthly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F below for a list of the financial statements being filed herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of December 31, 2003. There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that affected, or are reasonably likely to materially affect the internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required by this item, with the exception of information on our executive officers, which appears under “Executive Officers of the Registrant”, is incorporated by reference from our Proxy Statement relating to the 2004 annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item, with the exception of information relating to compensation plans under which equity securities of the Registrant are authorized for issue, which appears below, is incorporated by reference from our Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Options under Employee Benefit Plans

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2003:

	(a)	(b)	(c)

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
Plan category	and rights	and rights	reflected in column(a)

Equity compensation plans approved by security holders	4,247,603	$3.15	2,678,667

Equity compensation plans not approved by security holders	—	—	—

Total	4,247,603	$3.15	2,678,667

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

During the fourth quarter of 2003, the Company’s Audit Committee approved the provision of tax compliance services by its independent auditor totaling $7,500.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements — See index to Financial Statements on page F below for a list of the financial statements being filed herein.

	(2)	Financial Statement Schedules — All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

	(3)	Exhibits.

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Reorganization, as amended, between GenVec, Inc. and Diacrin, Inc. dated April 14, 2003 and related Agreement and Plan of Merger between GenVec, Inc. and Diacrin, Inc., dated April 14, 2003. Incorporated by reference to Appendix A to the joint proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-105320), filed May 16, 2003 and declared effective by the Securities and Exchange Commission on July 21, 2003.
3.1	Amended & Restated Certificate of Incorporation of GenVec, Inc. (8)
3.1(a)	Certificate of Designation of the Series A Junior Participating Preferred Stock. (8)
3.2	Amended & Restated Bylaws of GenVec, Inc. (1)
4.1	Rights Agreement dated as of September 7, 2001 between the Registrant and American Stock Transfer & Trust Company, the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto (4)
4.2	Stock Purchase Agreement dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant (5)
4.3	Investor Rights Agreement, dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant (5)
10.1	Form of Indemnification Agreement for Directors and Officers. (1)
10.2	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.* (2)
10.3	2000 Employee Stock Purchase Plan, and form of agreement thereunder.* (1)
10.4	Amended and Restated 2000 Director Option Plan.* (7)
10.5	2002 Stock Incentive Plan* (6)
10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Registrant. (1)
10.7	New Collaboration Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries, Ltd. and the Registrant + (8)
10.8	New Commercialization Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries Ltd. and the Registrant.+ (8)
10.9	License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Registrant (filed herewith).
10.10	Sponsored Research Agreement dated April 1, 2002 between Cornell University and the Registrant.+ (8)
10.11	Amended and Restated Exclusive License Agreement dated March 18, 2002 between Cornell University and the Registrant.+ (8)

EXHIBIT
NUMBER	DESCRIPTION
10.12	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Registrant and Cornell Research Foundation, Inc. (8)
10.13	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Registrant. (1)
10.14	Amended and Restated Registration Rights Agreement dated December 2, 1998 between the Registrant and certain stockholders. (1)
10.15	Patent License Agreement dated January 8, 2000 between the Registrant and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000 (filed herewith).
10.16	Patent License Agreement dated December 20, 2000 between the Registrant and Northwestern University (3).
10.17	Salary Continuation Agreement between the Registrant and Paul H. Fischer dated October 15, 2002*(8)
10.18	Change in Control Agreement between the Registrant and Paul H. Fischer dated October 15, 2002*(8)
10.19	Salary Continuation Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002*(8)
10.20	Change in Control Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002*(8)
10.21	Form of Salary Continuation Agreement between the Registrant and other executive officers and senior staff dated October 15, 2002*(8)
10.22	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003 (filed herewith)
10.23	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002 (7) +
10.24	Sublease dated January 24, 1991 by and among Diacrin and Building 79 Associated Limited Partnership and Building 96 Associates Limited Partnership (10)
10.25	Amendment to Sublease dated April 30, 2002 (11)
10.26	Research Collaboration Agreement between Cordis Corporation and the Company dated as of December 22, 2003+ (filed herewith)
23.1	Consent of Independent Auditors (filed herewith).
24.1	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed herewith)
32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350 (filed herewith)
32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350 (filed herewith)

*	Compensatory plan, contract or arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.

(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.

(3)	Incorporated by reference from our Annual Report on Form 10-K (File No: 0-24469) filed with the Securities and Exchange Commission on March 30, 2001.

(4)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.

(5)	Incorporated by reference from our Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on January 3, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No: 0-24469) Filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.

(9)	Incorporated by reference from our Registration Statement on form S-4 (File No. 333-105320) filed with the Securities and Exchange Commission on May 16, 2003.

(10)	Incorporated by reference from Diacrin, Inc. Form 10-K, as amended. (File No. 0-20139), Filed on April 29, 1992.

(11)	Incorporated by reference from Diacrin, Inc. Form 10-K (File No. 0-20139), Filed on March 26, 2003.

(b)	Reports on Form 8-K.

     On October 20, 2003, the Company filed an amendment to a current report on Form 8-K/A to amend Items 7(a) and 7(b) of the Company’s Form 8-K filed on August 22, 2003, in connection with the Diacrin Merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.
By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President, Chief Executive Officer and Director
March 15, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ JEFFREY W. CHURCH Jeffrey W. Church	Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 15, 2004
* Barbara Hackman Franklin	Director	March 15, 2004
* Thomas Fraser, Ph.D.	Director	March 15, 2004
* Wayne T. Hockmeyer, Ph.D.	Director	March 15, 2004
* Zola Horovitz, Ph.D.	Director	March 15, 2004
* William N. Kelley, M.D.	Director	March 15, 2004
* Stelios Papadopoulos, Ph.D.	Director	March 15, 2004
* Joshua Ruch	Director	March 15, 2004
* Harold R. Werner	Director	March 15, 2004

By:	* /s/ PAUL H. FISCHER, PH.D.

Paul H. Fischer, Ph.D. Attorney-in-Fact

GENVEC, INC.
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Baltimore, Maryland
February 20, 2004

GENVEC, INC. STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

Year ended December 31,	2003	2002	2001

Revenue:
Revenue from strategic alliances and research contracts	$10,520	$5,738	$864
Revenue — related party	—	2,676	3,553

Total revenue	10,520	8,414	4,417

Operating expenses:
Research and development	23,457	24,352	16,309
General and administrative	8,405	9,643	8,749

Total operating expenses	31,862	33,995	25,058

Operating loss	(21,342)	(25,581)	(20,641)
Other income (loss):
Interest income	389	1,000	2,103
Interest expense	(486)	(531)	(580)
Investment gain (loss)	178	(486)	22

Total other income (loss), net	81	(17)	1,545

Net loss	$(21,261)	$(25,598)	$(19,096)

Basic and diluted net loss per share	$(0.65)	$(1.17)	$(1.05)

Shares used in computation of basic and diluted net loss per share	32,963	21,816	18,124

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC. BALANCE SHEETS

(in thousands)

As of December 31,	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,217	$4,597
Short-term investments	21,306	13,055
Accounts receivable	1,822	924
Prepaid expenses and other	1,591	1,229
Bond sinking fund	258	241

Total current assets	30,194	20,046
Property and equipment, net	6,991	7,886
Long-term investments	13,438	2,708
Other assets	80	445
Intangible assets	1,981	—

Total assets	$52,684	$31,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,462	$1,486
Accounts payable	1,641	2,298
Accrued clinical trial, license and intellectual property expenses	1,462	1,416
Accrued other expenses	2,202	1,894
Unearned revenue	2,791	481

Total current liabilities	9,558	7,575
Long-term debt, less current portion	4,539	5,921
Other liabilities	1,561	1,960

Total liabilities	15,658	15,456

Commitments (Notes 6 and 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 and 60,000 shares authorized in 2003 and 2002; 51,350 and 21,979 shares issued in 2003 and 2002; 51,279 and 21,908 shares outstanding in 2003 and 2002	51	22
Additional paid-in capital	154,561	112,975
Deferred compensation	(611)	(1,590)
Accumulated other comprehensive loss	(275)	(339)
Accumulated deficit	(116,700)	(95,439)

Total stockholders’ equity	37,026	15,629

Total liabilities and stockholders’ equity	$52,684	$31,085

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC. STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2003	2002	2001

Cash flows from operating activities:
Net loss	$(21,261)	$(25,598)	$(19,096)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,608	2,118	1,809
Stock option and warrant compensation	1,176	1,546	1,585
(Gain) loss on investments	(178)	486	(22)
Loss on disposal of assets	—	8	129
Change in accounts receivable	(898)	(924)	210
Change in accounts payable and accrued expenses	(1,696)	2,728	180
Change in unearned revenue	746	20	(1,539)
Change in other assets and liabilities, net	(125)	(670)	530

Net cash used in operating activities	(19,628)	(20,286)	(16,214)

Cash flows from investing activities:
Purchases of property and equipment	(568)	(1,515)	(1,040)
Cash acquired in acquisition, net of transaction costs of $2,445	4,828	—	—
Purchases of investment securities	(19,174)	(22,280)	(32,032)
Proceeds from sale and maturity of investment securities	33,181	32,750	18,004

Net cash provided by (used in) investing activities	18,267	8,955	(15,068)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,450	187	13,063
Proceeds from debt borrowings	—	2,500	—
Payments of long-term debt	(1,469)	(1,275)	(889)

Net cash provided by financing activities	1,981	1,412	12,174

Net change in cash and cash equivalents	620	(9,919)	(19,108)
Beginning balance of cash and cash equivalents	4,597	14,516	33,624

Ending balance of cash and cash equivalents	$5,217	$4,597	$14,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$388	$516	$488
Supplemental disclosure of non-cash investing activities:
Property and equipment financed by capital leases	$50	$163	$—

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
(in thousands)	Common Stock		Additional			Other Comp-	Comprehensive
Years ended December 31,			Paid-in	Deferred	Accumulated	rehensive	Total
2003, 2002 and 2001	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2000	17,995	$18	$100,070	$(5,063)	$(50,745)	$36	$44,316
Comprehensive loss:
Net loss	—	—	—	—	(19,096)	—	(19,096)	$(19,096)
Unrealized change in investments, net	—	—	—	—	—	595	595	595
Unrealized change in cash flow derivative, net	—	—	—	—	—	(336)	(336)	(336)

Total comprehensive loss								$(18,837)

Common stock issued through private equity offering	3,582	4	12,774	—	—	—	12,778
Common stock issued under stock incentive plans	204	—	286	—	—	—	286
Deferred compensation charge resulting from stock options	—	—	(332)	1,917	—	—	1,585

Balance, December 31, 2001	21,781	$22	$112,798	$(3,146)	$(69,841)	$295	$40,128
Comprehensive loss:
Net loss	—	—	—	—	(25,598)	—	(25,598)	$(25,598)
Unrealized change in investments, net	—	—	—	—	—	(405)	(405)	(405)
Unrealized change in cash flow derivative, net	—	—	—	—	—	(229)	(229)	(229)

Total comprehensive loss								$(26,632)

Common stock issued under stock incentive plans	198	—	187	—	—	—	187
Deferred compensation charge resulting from stock options and warrants	—	—	(10)	1,556	—	—	1,546

Balance, December 31, 2002	21,979	$22	$112,975	$(1,590)	$(95,439)	$(339)	$15,629
Comprehensive loss:
Net loss	—	—	—	—	(21,261)	—	(21,261)	$(21,261)
Unrealized change in investments, net	—	—	—	—	—	(105)	(105)	(105)
Unrealized change in cash flow derivative, net	—	—	—	—	—	169	169	169

Total comprehensive loss								$(21,197)

Common stock issued under shelf registration, net of issuance costs of $13	757	1	1,848	—	—	—	1,849
Common stock issued for acquisition	27,665	27	38,504	(563)	—	—	37,968
Common stock issued under stock incentive plans	949	1	1,600	—	—	—	1,601
Deferred compensation charge resulting from stock options	—	—	(366)	1,542	—	—	1,176

Balance, December 31, 2003	51,350	$51	$154,561	$(611)	$(116,700)	$(275)	$37,026

The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec or the Company) is a clinical-stage biopharmaceutical company developing innovative therapeutics to treat serious and life-threatening diseases, including cancer, heart disease and diseases of the eye. Our most advanced product candidates are:

•	TNFerade™, which is currently in Phase II trials for the treatment of locally advanced pancreatic cancer, non-metastatic esophageal cancer and rectal cancer;

•	BIOBYPASS®, which has completed a randomized, controlled study of 71 patients with severe coronary artery disease using a cardiac surgical procedure. In December 2003, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR® Mapping Catheter and MYOSTAR™ Injection Catheter;

•	Cell transplantation therapy, which is currently in Phase I trials for the treatment of congestive heart failure; and

•	AdPEDF, which is currently in a Phase I trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50.

The medical use of many proteins has historically been limited by the inability to maintain sufficient concentrations of the protein at the site of the disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein’s presence in other, non-target tissues. GenVec’s product candidates are based on proprietary technology that uses an adenovector to deliver genes that produce proteins at the site of disease.

The Company is subject to various risks common to companies within the biotechnology industry. These include, but are not limited to, development by competitors of new technological innovations; dependence on key personnel; dependence on a limited number of products; risks inherent in the research and development of biotechnology products; protection of proprietary technology; acceptance of the Company’s products by the country’s regulatory agencies in which the Company may choose to sell its products, as well as the end customer; health care cost containment initiatives; and product liability and compliance with government regulations, including the U.S. Food and Drug Administration.

On August 21, 2003 the Company acquired Diacrin, Inc. (Diacrin), as more fully described in Note 3.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less, and are recorded at amortized cost, which approximates fair value.

(b) INVESTMENTS

The Company’s investments consist primarily of bonds, government agency notes and commercial paper. These investments are classified as available-for-sale securities, which are carried at fair value, with the unrealized holding gains and losses reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, long-term investments, bond sinking fund, interest rate swap, accounts receivable, accounts payable, and long-term debt.

(d) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of assets, generally three to five years for equipment and seven years for furniture and fixtures. Leased property meeting certain criteria is capitalized at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease. Repair and maintenance costs are expensed as incurred.

(e) INTANGIBLE ASSETS

The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Statement 142 requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimable residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company will amortize the intangibles over the estimated useful life of the patents.

(f) REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”). SAB 101 requires companies to recognize certain upfront non-refundable fees over the period in which they complete the performance obligations under the related agreement when such fees are received in conjunction with an agreement that includes performance obligations. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Research and development revenue under collaboration agreements is recognized as work is performed. Research and development revenue from cost-reimbursement and cost-plus fixed fee agreements is recognized as earned based on the performance requirements of the contract. Revenue associated with performance milestones is recognized based on achievement of the milestones as defined in the respective agreements. Revenue recognized in the accompanying statements of operations is not subject to repayment.

(g) RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Such costs include internal research and development expenditures (such as salaries and benefits, raw materials and supplies) and contracted services (such as sponsored research, consulting and testing services) of proprietary research and development activities and similar expenses associated with collaborative research agreements.

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

Securities outstanding, which were excluded from the computation of diluted net loss per share because their effect was anti-dilutive, consisted of the following (in thousands):

	2003	2002	2001

Outstanding options	1,223	715	1,148
Warrants	—	—	3

(k) COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and unrealized holding gains and losses from available-for-sale securities and cash flow hedge derivative.

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

(n) STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

The Company accounts for stock-based compensation awards to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and complies with the disclosure provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of the Company’s stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with the provisions of SFAS No. 123.

Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma costs of these options granted have been calculated using the Black-Scholes option pricing model and assuming the following for each of the three years ended December 31, 2003, 2002 and 2001: expected volatility of 102.81%, 105.90% and 98.05%; risk free interest rate of 2.54%, 3.04% and 4.68%; expected lives of four years and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $1.24 per share in 2003, $2.48 per share in 2002 and $2.65 per share in 2001. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested awards in each year (in thousands, except per share data):

	2003	2002	2001

Net loss — as reported	$(21,261)	$(25,598)	$(19,096)

Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(484)	(953)	(295)

Net loss — pro forma	$(21,745)	$(26,551)	$(19,391)

Basic and diluted loss per share — as reported	$(0.65)	$(1.17)	$(1.05)

Basic and diluted loss per share — pro forma	$(0.66)	$(1.22)	$(1.07)

The Company has a stock purchase plan that is considered to be non-compensatory under Financial Interpretation Number 44, Accounting for Certain Transaction Involving Stock Compensation; however, for disclosure purposes this plan is considered to be compensatory.

(o) USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant accounting estimates involve recognition of revenue from research and development agreements, accrual of clinical trial costs and valuation of intangible assets.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No. 150 will be effective for the company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope SFAS No. 150.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company currently does not have any financial interests that are within the scope of FIN 46R.

(3) ACQUISITION

On August 21, 2003, the Company and Diacrin consummated the business combination that was jointly announced in April 2003 under which GenVec acquired Diacrin through an exchange of stock. Under the terms of the agreement, each share of Diacrin Common Stock was exchanged for 1.5292 shares of GenVec Common Stock in a transaction intended to qualify as a tax-free reorganization. Based on GenVec’s average closing per share price of $1.28 for a five-day period around April 15, 2003 (the date the transaction was announced), the transaction was valued at approximately $38.5 million. At the time of closing, GenVec’s existing shareholders owned approximately 45.4% and Diacrin’s original shareholders owned approximately 54.6% of the combined company. The Company had incurred transaction costs of approximately $2.4 million through December 31, 2003. The difference between the cash and cash equivalents acquired in the acquisition of $7.3 million and the cost incurred of $2.4 million is presented in the Statements of Cash Flows as cash from investing activities. The Company is the acquirer and the transaction was accounted for under the purchase method pursuant to SFAS No. 141, “Business Combinations”. Accordingly, results of operations of Diacrin have been included in these financial statements from August 21, 2003.

The aggregate purchase price of $38.5 million includes 27,665,392 shares of common stock issued in the exchange, valued at $35.4 million and 1,937,197 common stock options valued at $3.1 million. The value of the stock options was computed using the Black-Scholes valuation model based on the closing price on the date of the transaction. Of the $3.1 million computed value, $563,000 represents the intrinsic value of unvested in-the-money options as of the date of the transaction and has been recorded as deferred compensation, to be amortized over the remaining vesting period of the options. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as intangible assets. Management has allocated the $2.0 million to the patents related to the myoblast cell therapy program. The amortization is not deductible for tax purposes because of the tax-free nature of the business combination.

The acquisition costs are summarized as follows (in thousands):

Value of GenVec common stock issued	$35,412
Value of Stock Options issued	3,120
Less amount allocated to deferred compensation	(563)
Transaction costs incurred by GenVec*	2,445

Acquisition costs	$40,414

*	Exclusive of $16 of registration fees charged directly against additional paid-in capital.

The fair value of the assets acquired and liabilities assumed at the date of acquisition are summarized as follows (in thousands):

Cash and cash equivalents	$7,273
Short-term investments	30,839
Other current assets	530
Long-term investments	2,681
Property and equipment, net	67
Intangible assets	1,981

Total assets acquired	43,371

Current liabilities	1,393
Unearned revenue	1,564

Total liabilities	2,957

Net assets acquired	$40,414

The following unaudited pro forma information presents the combined results of operations of GenVec and Diacrin as if the acquisition had occurred as of the beginning of 2003 and 2002 after giving affect to certain adjustments including amortization of intangibles and additional depreciation expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had GenVec and Diacrin constituted a single entity during such periods (in thousands, except per share data):

	2003	2002

Revenue	$10,715	$8,659
Net loss	$(26,269)	$(31,658)
Basic and diluted net loss per share	$(0.52)	$(0.64)

(4) INVESTMENTS

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at December 31, 2003 and 2002, are as follows (in thousands):

	2003

		Gross
		Unrealized
	Amortized	Holding	Fair
	Cost	Gains	Value

Government and agency notes	$5,300	$128	$5,428
Corporate bonds	29,293	23	29,316

	34,593	151	34,744

	2002

		Gross
		Unrealized
	Amortized	Holding	Fair
	Cost	Gains	Value

Government agency notes	$15,349	$132	$15,481
Corporate bonds	187	95	282

	$15,536	$227	$15,763

Maturities of securities classified as available-for-sale had fair values as follows at December 31 (in thousands):

	2003	2002

Due within one year	$21,306	$13,055
Due after one year through four years	13,438	2,708

	$34,744	$15,763

Included in the portfolio at December 31, 2002 was a $1.2 million par value WorldCom Incorporated (“WorldCom”) 6.5% note due May 14, 2004. On July 21, 2002 WorldCom filed for bankruptcy court protection under Chapter 11 of the U.S. Bankruptcy Code. The market price of this note on June 30, 2002 was quoted at $16 per $100 value and it remained at approximately that price for several months. In June 2002 the Company recorded a loss of $1,000,000 treating the write-down of the WorldCom note as an “other than temporary decline in market value.” After the write down, the increases and decreases in the fair market value have been reflected in Other Comprehensive Income. The Company recorded a gain of $178,000 when the note was sold in September 2003 at a price of $29.875 per $100 value.

(5) PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	2003	2002

Equipment	$9,565	$7,416
Leasehold improvements	6,498	6,400
Furniture and fixtures	518	390

	16,581	14,206
Less accumulated depreciation and amortization	(9,590)	(6,320)

	$6,991	$7,886

Depreciation and amortization expense related to property and equipment were $1,927,000, $1,715,000, and $1,631,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

(6) LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2003	2002

Industrial revenue bond	$3,645	$4,125
Notes payable:
Term loan from landlord	613	686
Equipment financing	1,519	2,333
Economic development loan	125	125
Capital lease obligations	99	138

	6,001	7,407
Less current maturities	(1,462)	(1,486)

	$4,539	$5,921

Aggregate maturities of long-term debt are as follows (in thousands):

2004	$1,462
2005	1,237
2006	966
2007	739
2008	790
Thereafter	807

$6,001

(a) INDUSTRIAL REVENUE BOND

In June 1999, in connection with the lease of its Gaithersburg facility, the Company borrowed $5,000,000 under an Industrial Revenue Bond with the State of Maryland to fund leasehold improvements and additional equipment needs of the Company. The Bond is secured by a first priority lien on all equipment and fixtures financed, a $2,500,000 letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority, and a $2,500,000 guarantee from The Warner-Lambert Company. The annual fee for the letter of credit is one percent of the outstanding balance, which totaled $42,000, $48,000, and $53,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Warner-Lambert’s guarantee will remain in place as long as the outstanding principal balance on the Bond is greater than $2,500,000 and will be reduced in value dollar for dollar as the principal balance decreases below $2,500,000.

The Bond bears interest at a variable rate based on weekly market conditions and matures on June 1, 2009. The weighted-average interest rates during 2003, 2002 and 2001 were 1.12 percent, 1.95 percent and 4.02 percent, respectively. The Bond is subject to mandatory sinking fund redemption beginning July 2001. The Company began making sinking fund payments in July 2000; the balance of the sinking fund at December 31, 2003 and 2002 was $258,000 and $241,000, respectively.

In October 2000, the Company entered into an interest rate swap agreement to reduce its exposure to adverse fluctuations in interest rates related to the Company’s outstanding bond payable. The Company does not utilize financial instruments for trading or other speculative purposes. The interest rate swap agreement entitles the Company, on a monthly basis, to receive a LIBOR-based floating rate of interest and pay a fixed rate of interest of 6.68 percent. The interest rate swap has a total notional amount of $3,645,000 and extends through the life of the outstanding bond.

In accordance with the transition provisions of SFAS No. 133, on January 1, 2001 GenVec recorded a cumulative-effect type adjustment of $167,000, which reduced accumulated other comprehensive income. The Company recorded a $169,000 increase to comprehensive income in 2003 and $229,000 and $169,000 decreases to comprehensive income in 2002 and 2001 to reflect the change in the fair value in the respective years. Amounts included in the accumulated other comprehensive income are reclassified into earnings in the same periods that the hedged transactions affect earnings, which occurs as interest expense is accrued on the bond. The amounts reclassified from accumulated other comprehensive income to the statement of operations for the years ended December 31, 2003 and 2002 were approximately $214,000 and $215,000, respectively. Assuming stable interest rates, the Company estimates that it will amortize a loss of approximately $187,000 out of accumulated other comprehensive income into interest expense over the next 12 months. The fair value of the swap at December 31, 2003 and 2002 was a liability of $396,000 and $565,000, respectively.

(b) TERM LOAN

In connection with the lease of the office and laboratory facility, the landlord contributed $858,000 towards the construction of leasehold improvements in the form of a term loan. This loan is payable in monthly installments of $11,900, including interest at a fixed rate of 10.5 percent over the remaining term of the building lease.

(c) EQUIPMENT FINANCING

On December 27, 2002 the Company secured $939,000 in financing for certain assets purchased by the Company at an interest rate of 10.0 percent. The note is payable in monthly installments of $26,100 through December 2005 followed by monthly installments of $14,000 through December 2006. The equipment financed by the note secures the loan.

On April 3, 2002 the Company secured $1,564,000 in financing for certain assets purchased by the Company. The financing consists of two notes: one note for $1,054,000 at an interest rate of 9.54 percent, payable in monthly installments of $33,600 through April 2005; the second note for $507,000 at an interest rate of 9.99 percent, payable in monthly installments of $12,800 through April 2006. The equipment financed by the notes secures the loan.

On January 27, 1999, the Company secured $1,500,000 in financing for certain assets purchased by the Company at an interest rate of 10.8 percent. The note was payable in monthly installments of $35,800 commencing January 1999 through December 2002, followed by a balloon payment of $150,000 which was paid in January 2003.

(d) ECONOMIC DEVELOPMENT LOAN

On September 29, 1999, the Company entered into an economic development fund agreement with Montgomery County, Maryland (the County) and received $125,000 for the purpose of relocation and expansion related expenses. The $125,000 received is considered a loan, which accrues interest on the principal balance at 5 percent a year until we are required to commence payment as described below; however, the loan is due on January 15, 2007.

Quarterly payments of principal and interest were originally scheduled to commence on January 15, 2002. Loan payments may be deferred or forgiven by the County if the Company achieves certain incentive provisions outlined in the loan agreement related to the hiring of new employees within the Company. As of December 31, 2003, the Company achieved certain incentive provisions related to increasing its workforce. No assurance can be made that the Company will achieve the targets that would result in a deferral or forgiveness of the loan.

Should the Company sell, close, or relocate a majority of its business interest outside the County within 5 years from the commencement date of the loan, the Company must repay the entire balance of the outstanding loan plus all accrued interest.

(e) CAPITAL LEASES

In December 2003 the Company entered into a capital lease obligation at an interest rate of 9.9 percent. The lease obligation is payable in monthly installments of $3,100 through January 2005. In 2002, the Company entered into three capital leases at interest rates ranging from 8.8 percent to 12.1 percent. The lease obligations are payable in monthly installments of $8,800 through January 2003, $8,000 through July 2003 and $5,500 through August 2004. In 2000, the Company entered into two capital lease obligations at an interest rate of 10.5 percent. The capital lease obligations are payable in monthly installments of $3,400 through 2005.

The capital lease obligations are collateralized by certain assets with a gross book value of $246,000 and related accumulated amortization of $71,000 at December 31, 2003.

(7) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

The Company has established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance its ability to discover, evaluate, develop and commercialize multiple product opportunities. Revenue is summarized as follows (in thousands):

	2003	2002	2001

Vaccine Research Center	$7,230	$3,952	$—
US Naval Medical Research Center	1,361	9	—
FUSO Pharmaceuticals Industries, Ltd.	1,724	1,527	589
Warner-Lambert Company (related party)	—	2,676	3,553
Other strategic alliances and research contracts	205	250	275

	$10,520	$8,414	$4,417

(a) VACCINE RESEARCH CENTER

In December of 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health selected the Company to collaborate in the development of a worldwide preventative AIDS vaccine candidate. In April of 2003 this collaboration was expanded to include the development of a SARS vaccine candidate. The Company has a cost-plus sub-contract, managed for the VRC through SAIC-Frederick, Inc., which became effective January 25, 2002. Under the sub-contract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology. The program encompasses a base year and five option years. The second option covering the year 2004 has been exercised and work is continuing under the contract.

(b) US NAVAL MEDICAL RESEARCH CENTER (NMRC)

In January 2003, the Company signed a two-year, $1,900,000 fixed price contract to aid in the development of vaccines against malaria and dengue fever. Under the contract, the Company will be responsible for constructing and producing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology.

(c) FUSO PHARMACEUTICALS INDUSTRIES, LTD. (Fuso)

In September 1997, the Company established collaboration with Fuso to conduct research and to identify, evaluate and develop gene therapy products for the treatment of cancer. Under the terms of the contract, the Company received $750,000 annually for five years, subject to Fuso’s right to terminate the collaboration upon 90 days prior written notice. The annual payments are non-refundable. As part of the collaboration, the Company granted Fuso an exclusive, royalty-bearing license to develop and commercialize products developed under the collaboration for the treatment of cancer in Japan and, at Fuso’s option, Korea and Taiwan. Fuso will be responsible for the development and commercialization of any products in its territory. The Company will receive additional payments for the achievement by Fuso of specific product development and regulatory milestones, with the earliest of such payments not expected in the near term. The Company will also receive royalties on the sale of any such products commercialized by Fuso. The Company has retained all rights to develop and commercialize these products for the treatment of cancer in the rest of the world, and generally for all other uses worldwide, subject to certain restrictions. In connection with establishment of the collaboration, Fuso purchased $1,000,000 of the Company’s capital stock consisting of 75,329 shares of the Company’s Class E convertible preferred stock for $13.28 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company’s initial public offering at a rate of 1.5 common shares to each preferred share.

In September 2002, the parties amended the collaboration agreement to increase the level of funding to $1,500,000 per year, effective April 1, 2002, and extended the agreement through December 31, 2002. Effective January 1, 2003, the Company and Fuso established a new three-year, $4,500,000 research collaboration to identify a targeted cancer therapy product candidate designed to treat not only the primary tumor but also cancer that has spread, or metastasized to distant sites in the body.

As of December 31, 2003 and 2002, unearned revenue related to this collaboration was $154,000 and $303,000, respectively.

(d) WARNER-LAMBERT COMPANY (Warner-Lambert)

In July 1997, the Company entered into collaboration with Warner-Lambert, a significant shareholder, to research, develop and commercialize gene-based products incorporating the VEGF gene for the treatment of coronary artery disease and peripheral vascular disease. The agreement was amended effective January 1, 1999 to give Warner-Lambert the primary responsibility for clinical development, regulatory approval, manufacturing and commercialization of products that the Company develops under this collaboration, including BioBypass angiogen.

Through December 31, 2003, under the terms of the collaboration, the Company had received approximately $62,632,000 in non-refundable research and development funding, milestone payments, equity purchases and license fees. Warner-Lambert’s research and development funding obligations to the Company extended through July 2001. On January 22, 2002, Pfizer, Inc., the parent company of Warner-Lambert, elected to discontinue co-development of BioBypass with GenVec, thus returning its development and commercialization rights to the Company. Under the terms of the 1997 collaboration agreement, Pfizer was responsible for all costs associated with the ongoing Phase II clinical trials of BIOBYPASS through July 22, 2002, including the costs relating to the orderly transfer of the Investigative New Drug applications for both coronary artery disease and peripheral vascular disease to GenVec. In May 2002 the Company received $1,154,000 from Pfizer in settlement of the ongoing clinical trial costs; and, in December 2002 the Company received $1,500,000 in settlement of certain manufacturing and process development related claims, which have been reflected in Revenue — related party.

Warner-Lambert purchased $15,000,000 of the Company’s capital stock in various tranches at 125% of the fair market value of the securities. These purchases total 1,925,538 shares of common stock. Warner-Lambert also committed to guarantee a loan to the Company in a principal amount of $5,000,000. In 1999, the Company used $2,500,000 of the loan guarantee to assist in the financing of leasehold improvements to the Company’s new research and development/corporate headquarters facility. In December 2001, Pfizer provided the Company with cash payment of $343,000 representing an interest differential in satisfaction of the remaining $2,500,000 of the loan guarantee. The Company has deferred recognition and is amortizing this amount as a reduction of interest expense ratably over the term of the equipment financing that commenced in April 2002.

(e) CORDIS CORPORATION (Cordis)

In December 2003, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR® Mapping Catheter and MYOSTAR™ Injection Catheter.

The purpose of this collaboration is to conduct a randomized, double blind, placebo controlled study of the Company’s cardiovascular product candidate, BIOBYPASS. Clinical benefit will be assessed in the multi-center study, which will be conducted in Europe and is expected to enroll up to 125 patients with severe heart disease. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply all clinical material and Cordis will provide the NOGASTAR and MYOSTAR mapping and injection catheters and training to the interventional cardiologists conducting the trial. GenVec will retain all commercial rights to BIOBYPASS and Cordis will retain all commercial rights to the NOGASTAR mapping catheters and MYOSTAR injection catheters. The Company recorded a $1,000,000 receivable and $1,000,000 of unearned revenue as of December 31, 2003 and will recognize the revenue as earned based on performance of the contract.

(f) TERUMO CORPORATION (Terumo)

In September 2002, Diacrin entered into a development and license agreement with Terumo Corporation, of which the Company has become a party as a result of the acquisition consummated on August 21, 2003. Under the terms of the agreement, the Company licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development costs in Japan while the Company continues to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere. On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments by Terumo to the Company for development milestones and a royalty on product sales. The Company recorded the upfront license fee as unearned revenue and will continue to recognize revenue over the development period of the agreement. Determination of the length of the development period requires management’s judgment. Any significant changes in the assumptions underlying the Company’s estimates used could impact its revenue recognition. Included in license and milestone payments for the year ended December 31, 2003 is $98,000 of revenue amortization related to this contract.

(g) GENZYME CORPORATION (Genzyme)

Pursuant to and as a result of the acquisition of Diacrin, the Company is party to an agreement with Genzyme to develop and commercialize two product candidates.

(8) COMMITMENTS

(a) LEASE AGREEMENTS

The Company has non-cancelable operating leases for its Gaithersburg, MD and Charlestown, MA facilities. The Gaithersburg office and laboratory lease expires in October 2009. The agreement includes a provision for a 3 percent annual increase in base rent. The lease contains renewal options for up to fourteen years and requires the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlords’ initial contribution of $1,300,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease. The Charlestown laboratory lease expires in October 2006 with a renewal option for five additional years. Rent expense under all operating leases was approximately $967,000, $640,000 and $631,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2004	$1,642
2005	1,638
2006	1,428
2007	769
2008	792
Thereafter	677

$6,946

(b) LICENSE AGREEMENTS

In 2000, the Company entered into agreements with Public Health Service and Northwestern University for exclusive rights, under a patent expiring in 2015, to use the PEDF gene for all gene therapy applications in the eye.

In February 1998, the Company entered into a non-exclusive license agreement with Asahi Chemical Industry Company Limited (Asahi) for rights to all gene therapy applications in the United States to its proprietary form of the TNF-alpha gene. In exchange for this license, the Company paid a $200,000 non-refundable fee to Asahi and has committed to additional payments upon the achievement of specified clinical milestones, as well as product royalties based on net sales of a licensed product. In September 2002 the Company paid $50,000 upon commencement of Phase II clinical trials involving the TNF-alpha gene.

In May 1996, the Company entered into an exclusive, worldwide license agreement with Scios, inc. (Scios) for rights to all gene therapy applications of its proprietary form of the VEGF gene. Johnson & Johnson acquired Scios in April 2003. Scios will share in certain profits the Company realizes from the research, development and commercialization of products incorporating the VEGF gene. The Company has agreed to provide a minimum royalty on revenues generated from the development of these products, which is creditable against the profits to be shared. In connection with the license agreement, Scios purchased 96,852 shares of the Company’s Class D convertible preferred stock at a price of $10.33 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company’s initial public offering at a rate of 1.5 common shares to each preferred share. In addition, the Company granted Scios a warrant to purchase 317,796 shares of the Company’s common stock, which vested upon the earlier of the achievement of specified product development milestone events or certain dates. The warrants remain outstanding as of December 31, 2003.

The Company’s license agreements often include event based milestone payments, the timing of which is dependent upon a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims. A license agreement for intellectual property relating to the Company’s Cell Transplantation Therapy program includes a possible future commitment of up to $800,000 if certain milestones are met.

(c) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS

The Company has agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received exclusive licenses to the resulting technology. Total grants paid by the Company were approximately $1,000,000, $1,400,000 and $2,000,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

As discussed in Note 2, the Company has agreements with clinical sites for the treatment of patients under clinical protocols. Total clinical costs were $2,285,000, $2,119,000 and $393,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has commitments of approximately $843,000 related to these grants and clinical agreements, which are expected to be incurred primarily in 2004.

Additionally, certain agreements disclosed above require the Company to pay royalties upon commercial sales, if any, of specified products. The Company generally bases the royalties on a percentage of net sales or other product fees earned. Royalties will become due when sales are generated.

(9) STOCKHOLDERS’ EQUITY

(a) CAPITAL STOCK

In December 2002, the Company filed with the Securities and Exchange Commission a $25,000,000 shelf registration statement on Form S-3. On January 22, 2003 the Company sold 756,800 shares of common stock to an existing shareholder at $2.50 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $1,849,000.

On December 21, 2001, GenVec issued 3,582,000 shares of common stock at $3.60 per share through a private placement with HealthCare Ventures, LLC. Net proceeds from this private placement, after deducting issuance costs, were approximately $12.8 million.

In September 2001, the Board of Directors of the Company declared a dividend which was issued on September 28, 2001 of one preferred stock purchase right (a “Right”) for each share of common stock outstanding. The Rights initially trade with, and are inseparable from the common stock. The Rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the outstanding common stock of GenVec (an “Acquiring Person”), or announces the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person. Each Right allows its holder, other than the Acquiring Person, to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock (the “Preferred Share”), at a purchase price of $50.00, subject to adjustment. This portion of a Preferred Share gives the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. The Rights expire on September 7, 2011, unless redeemed earlier by the Company at a price of $0.01 per Right at any time before the Rights become exercisable.

In addition to the Common Stock reflected on the Company’s balance sheets, the following items are reflected in the capital accounts as of December 31, 2003 and 2002:

•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.

•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above, none are issued or outstanding.

•	70,950 shares of common stock are held in treasury and have a carrying value of less than $1,000.

(b) STOCK OPTION GRANTS

At the Company’s Annual Meeting of Stockholders, held on June 6, 2002, the stockholders approved the adoption of the 2002 Stock Incentive Plan (“the Plan”), which replaced the 2000 Director Option Plan and the 1993 Stock Incentive Plan (collectively, “prior plans”). The Plan, which is administered by the Compensation Committee of the Board (“The Committee”), authorized for issuance 1,000,000 shares plus any shares available under the prior plans at their termination date. On August 21, 2003, in connection with the Diacrin acquisition, the stockholders approved an increase in the number of common shares to be issued under the Plan by 1,000,000.

Employees, non-employee directors and consultants are eligible to receive stock option grants or restricted stock under the Plan. Under the Plan, options are granted at not less than existing market prices and expire 10 years from the date of grant. The Committee has broad powers to determine eligibility and terms of all awards. Grants to employees generally vest ratably over a four-year period; grants to consultants generally vest over the terms of their contractual agreements; and grants to non-employee directors generally vest over 12 months.

Changes in stock options were as follows:

		Average
	Number of Shares	Exercise
(in thousands, except per share data)	Under Option	Price

Outstanding at December 31, 2000	3,444	$2.95
Granted	554	3.69
Exercised	(170)	1.02
Cancelled	(139)	5.03

Outstanding at December 31, 2001	3,689	3.07
Granted	1,330	3.44
Exercised	(124)	0.74
Cancelled	(255)	4.17

Outstanding at December 31, 2002	4,640	3.18
Assumed from acquisition	1,937	2.84
Granted	209	2.73
Exercised	(914)	1.69
Cancelled	(1,624)	3.63

Outstanding at December 31, 2003	4,248	$3.15

As of December 31, 2003 options covering 3,324,705 shares were exercisable at $0.39 to $9.63 per share (average $3.44 per share) and options covering 2,678,667 shares remain available to be granted.

Options outstanding at December 31, 2003 are summarized below:

	Outstanding			Exercisable

		Average	Average		Average
	Shares	Exercise	Remaining	Shares	Exercise
Exercise Price	(thousands)	Price	Life	(thousands)	Price

$0.00 — $1.00	500	$0.57	4.1 years	338	$0.51
$1.01 — $3.00	1,396	2.27	5.8	953	2.53
$3.01 — $4.00	1,143	3.31	7.2	832	3.32
$4.01 — $5.00	844	4.37	5.6	844	4.37
$5.01 — $10.00	365	6.70	4.6	358	6.73

	4,248	$3.15	5.8 years	3,325	$3.44

For options granted to consultants, the Company recorded $65,000, $23,000 and $0 of gross deferred compensation for each of the three years ended December 31, 2003 and the amortization related to this and prior years deferred compensation amounted to $191,000, $346,000, and $431,000.

Option grants to employees before the initial public offering in December 2000 were issued below fair market value prices. A change in control provision in the prior plans triggered accelerated vesting for all options granted under these plans. As a result of the acquisition, the Company recorded deferred compensation for the difference between the exercise price of outstanding unvested Diacrin options and the fair value of the Company’s common stock at the date of the acquisition. The deferred compensation is being amortized over the remaining vesting period of the related options. Gross deferred compensation of $543,000, $0 and $0 was recorded during each of the three years ended December 31, 2003, 2002 and 2001, and amortization related to this and prior years deferred compensation amounted to $984,000, $955,000 and $1,200,000. This deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee’s option vesting period.

(c) EMPLOYEE STOCK PURCHASE PLAN

In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the “Purchase Plan”. The Company reserved a total of 350,000 shares of common stock for issuance under the Purchase Plan, plus annual increases on the first day of each fiscal year beginning 2001 equal to the lesser of 350,000 shares; 2 percent of the outstanding shares as of such date; or a lesser amount determined by the Board of Directors.

Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares.

The price of stock purchased under the purchase plan is 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or the end of the offering period. Employees purchased 34,939 shares, 73,792 shares and 41,397 shares during 2003, 2002 and 2001 at a weighted average exercise price of $1.74, $2.48 and $1.83. The Purchase Plan will terminate on October 18, 2010, unless sooner terminated by the Board of Directors.

(d) WARRANTS

Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants vested according to a combination of time and events as prescribed in the agreements. During the year ended December 31, 1998, 101,694 common stock warrants were granted at an exercise price of $11.80 to a university research foundation. In March 2002, in connection with the renegotiation of a license agreement with the university research foundation, the Company amended the warrant agreement thereby reducing the exercise price of the 101,694 warrants from $11.80 per share to $3.60 per share. Also, as a part of the amended agreement, 66,102 previously unvested warrants became fully vested and exercisable. The Company recorded a non-cash charge of approximately $245,000 in the first quarter of 2002 to reflect the fair value of the warrants. Outstanding and vested warrants are summarized below (in thousands, except per share amounts):

	2003		2002		2001
Exercise Price	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested

$3.60	66	66	102	102	—	—
$3.93	56	56	56	56	56	56
$9.83	—	—	102	76	102	102
$8.85	318	318	318	318	318	318
$11.80	—	—	—	—	102	36

	440	440	578	552	578	512

(10) INCOME TAXES

A reconciliation of tax credits computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows (in thousands):

	2003	2002	2001

Tax provision computed at the statutory rate	$(7,229)	$(8,703)	$(6,492)
State income taxes, net of federal income tax provision	(982)	(1,183)	(882)
Book expenses not deductible for tax purposes	8	19	7
Research and experimentation tax credit	(460)	(523)	(457)
Nondeductible compensation expense	381	325	393
Change in valuation allowance for deferred tax assets	8,282	10,065	7,431

Income tax expense	$—	$—	$—

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2003	2002	2001
Net operating loss carryforwards	$64,695	$33,790	$24,293
Research and experimentation tax credit	8,492	2,903	2,348
Cumulative effect of using cash basis method of accounting for income tax purposes	—	110	212
Unearned revenue	465	197	189
Property and equipment, principally due to differences in depreciation	(727)	(682)	(428)
Deferred compensation expense	873	993	751
Intangible asset	(765)
Other	426	306	(58)

Total deferred tax assets	73,459	37,617	27,307
Valuation allowance	(73,459)	(37,617)	(27,307)

Net deferred tax assets	$—	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income and the acquisition of Diacrin, and is reconciled as follows (in thousands):

2003
Net operating loss carryforward–Diacrin	$23,488
Research and experimentation credit carryforwards–Diacrin	5,130
Intangible assets–Diacrin	(765)
Unrealized gain/losses–Genvec and Diacrin	(293)

$27,560

The valuation allowance for deferred tax assets increased approximately $35.8 million, $10.3 million and $7.3 million for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003, the Company has net operating loss carryforwards of approximately $167.5 million for federal income tax purposes of which $59.4 million expire at various dates through 2013, and $108.1 million expire at various dates through 2023. The Company also has research and experimentation tax credit carryforwards of $8.5 million at December 31, 2003, of which $1.7 million expire through 2013 and $6.8 million expire through 2023.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2003 and in prior years, the Company may have experienced such ownership changes. Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with the Company.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues and expenses for the periods presented.

(11) DEFINED CONTRIBUTION PLAN — 401(k)

The Company has a defined contribution plan (the Plan) under Internal Revenue Code Section 401(k). All full-time employees who have completed three months of service and are over age 21 are eligible for participation in the Plan. Participants may elect to have up to 15 percent of compensation contributed to the Plan. Under the Plan, the Company’s contributions are discretionary. During the years ended December 31, 2003, 2002 and 2001, the Company made contributions of approximately $89,000, $90,000 and $83,000, respectively.

     (12) OTHER COMPREHENSIVE INCOME (LOSS)

     The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity, other than transactions with stockholders. Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

		Unrealized	Accumulated
	Unrealized	Gain(Loss)	Other
	Gain (Loss)	on Derivative	Comprehensive
	on Securities	Instruments	Income (Loss)

Balance, December 31, 2000	$36	$—	$36
Unrealized gain from available-for-sale securities	601	—	601
Loss realized in operations	(6)	—	(6)
Unrealized loss on cash flow derivative	—	(460)	(460)
Interest expense realized in operations	—	124	124

Balance, December 31, 2001	631	(336)	295
Unrealized loss from available-for-sale securities	(890)	—	(890)
Gains realized in operations	485	—	485
Unrealized loss on cash flow derivative	—	(444)	(444)
Interest expense realized in operations	—	215	215

Balance, December 31, 2002	226	(565)	(339)
Unrealized gain from available-for-sale securities	73	—	73
Loss in operations	(178)	—	(178)
Unrealized loss on cash flow derivative	—	(45)	(45)
Interest expense realized in operations	—	214	214

Balance, December 31, 2003	$121	$(396)	$(275)

     Other comprehensive income (loss) does not reflect the affect of income taxes because the Company had no income tax provision during the three years ended December 31, 2003.

(13) QUARTERLY RESULTS (UNAUDITED)

The Company’s unaudited quarterly information is as follows (in thousands, except per share data):

2003	Q1	Q2	Q3	Q4

Revenue	$3,185	$2,514	$2,372	$2,449
Net loss	(5,154)	(6,001)	(4,891)	(5,215)
Basic and Diluted Loss Per Share	$(0.23)	$(0.26)	$(0.14)	$(0.10)

2002	Q1	Q2	Q3	Q4

Revenue	$628	$1,575	$2,722	$3,489
Net loss	(6,392)	(6,894)	(6,933)	(5,379)
Basic and Diluted Loss Per Share	$(0.29)	$(0.32)	$(0.32)	$(0.25)

The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters does not equal the loss per share for the respective twelve-month period.