Form 10-Q
period 2004-03-31
GENVEC INC
filed 2004-05-05
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 26, 2004, the Registrant had 55,464,298 shares of common stock, $.001 par value outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
Notes to Condensed Financial Statements
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
SIGNATURES

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes statements that reflect projections or expectations of future financial condition, results of operations and business of GenVec, Inc. These statements are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management’s estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of product candidates under development; risks relating to GenVec’s ability to secure and maintain relationships with collaborators; uncertainties relating to clinical trials; dependence on the efforts of third parties; dependence on intellectual property; risks that we may lack the financial resources and access to capital to fund our operations; and risks relating to the commercialization, if any, of our product candidates (such as marketing, regulatory, patent, product liability, supply, competition and other risks). Further information on the factors and risks that could affect GenVec’s business, financial conditions and results of operations, are contained in GenVec’s filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov. We will not update any forward-looking statements to reflect new, changing or unanticipated events or circumstances that occur after the date, on which the statement is made, except as may be required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,630	$5,217
Short-term investments	18,664	21,306
Accounts receivable	2,504	1,822
Prepaid expenses and other	1,386	1,591
Bond sinking fund	387	258

Total current assets	27,571	30,194

Property and equipment, net	6,594	6,991
Long-term investments	10,455	13,438
Other assets	77	80
Intangible assets	1,956	1,981

Total assets	$46,653	$52,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,459	$1,462
Accounts payable	851	1,641
Accrued expenses	2,648	3,664
Unearned revenue	4,200	2,791

Total current liabilities	9,158	9,558
Long-term debt, less current portion	4,252	4,539
Other liabilities	1,498	1,561

Total liabilities	14,908	15,658

Stockholders’ equity:
Common stock, $.001 par value; 100,000 shares authorized; 51,464 and 51,350 shares issued at March 31, 2004 and December 31, 2003; 51,464 and 51,279 shares outstanding at March 31, 2004 and December 31, 2003	51	51
Additional paid-in capital	154,819	154,561
Deferred compensation	(554)	(611)
Accumulated other comprehensive loss	(221)	(275)
Accumulated deficit	(122,350)	(116,700)

Total stockholders’ equity	31,745	37,026

Total liabilities and stockholders’ equity	$46,653	$52,684

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue from strategic alliances and research contracts	$2,741	$3,185
Operating expenses:
Research and development	6,321	6,242
General and administrative	2,096	2,069

Total operating expenses	8,417	8,311

Operating loss	(5,676)	(5,126)
Other income (expense):
Interest income	114	95
Interest expense	(88)	(123)

Net loss	$(5,650)	$(5,154)
Other comprehensive income	54	53

Comprehensive loss	$(5,596)	$(5,101)

Basic and diluted net loss per share	$(0.11)	$(0.23)

Shares used in computing basic and diluted net loss per share	51,408	22,537

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,650)	$(5,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	816	600
Stock option compensation	57	225
Change in accounts receivable	(682)	(798)
Change in accounts payable and accrued expenses	(1,809)	(1,594)
Change in unearned revenue	1,409	(173)
Change in other assets and liabilities, net	126	(104)

Net cash used in operating activities	(5,733)	(6,998)

Cash flows from investing activities:
Purchases of property and equipment	(69)	(388)
Purchases of investment securities	(2,592)	—
Proceeds from sale and maturity of investment securities	7,967	3,200

Net cash provided by investing activities	5,306	2,812

Cash flows from financing activities:
Proceeds from issuance of common stock, net	258	1,904
Payments of long-term debt	(418)	(457)

Net cash provided by (used in) financing activities	(160)	1,447

Net change in cash and cash equivalents	(587)	(2,739)
Beginning balance of cash and cash equivalents	5,217	4,597

Ending balance of cash and cash equivalents	$4,630	$1,858

Supplemental disclosures:
Cash interest payments	$89	$103

See notes to condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1) General

The condensed financial statements included herein have been prepared by GenVec, Inc. (“GenVec” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

(2) Investments

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at March 31, 2004 and December 31, 2003, are as follows (in thousands):

	March 31, 2004
		Gross unrealized
	Amortized Cost	holding gains	Fair Value
Government and agency notes	$5,293	$146	$5,439
Corporate bonds	23,637	43	23,680

	$28,930	$189	$29,119

	December 31, 2003
		Gross unrealized
	Amortized Cost	holding gains	Fair Value
Government and agency notes	$5,300	$128	$5,428
Corporate bonds	29,293	23	29,316

	$34,593	$151	$34,744

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	March 31, 2004	December 31, 2003
Due within one year	$18,664	$21,306
Due after one year through four years	10,455	13,438

	$29,119	$34,744

(3) Stock Option Plans

The Company accounts for stock-based compensation awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees,  and related interpretations, and complies with the disclosure provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation.

Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma cost of these options granted in the first three months of 2004 have been calculated using the Black-Schools option pricing model and assuming a 75% expected volatility, a 2.3% risk-free interest rate, a 4-year life for the option and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $1.84 and 1.47 per share in the first quarter of 2004 and 2003, respectively.

The following table illustrates the effect on net loss and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(5,650)	$(5,154)
Total stock-based employee compensation expense determined under fair value based method for all awards	(162)	(316)

Pro forma net loss	$(5,812)	$(5,470)

Basic and diluted loss per share:
As reported	$(0.11)	$(0.23)
Pro forma	$(0.11)	$(0.24)

(4) Subsequent Event

On April 16, 2004, the Company completed the sale of 4 million shares of its common stock at $3.15 per share. Net proceeds from the sale after payment of placement agent fees and other expenses will total approximately $11.6 million. GenVec plans to use the net proceeds of this financing for product development activities, including support of clinical trials, expansion of manufacturing capabilities and other general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 and 2003

OVERVIEW

GenVec is a clinical-stage biopharmaceutical company developing and working to commercialize innovative therapeutic proteins intended to treat serious and life-threatening diseases, including cancer, heart disease and diseases of the eye. The Company is also collaborating with the U.S. Government for the development of therapeutic vaccine candidates for HIV, SARS, malaria and dengue viruses. Our lead product candidates address significant markets for which no products are currently available or where we believe that the current standard of care can be significantly improved. Our most advanced product candidates are:

•	TNFerade™, which is currently in three Phase II trials for the treatment of locally advanced pancreatic cancer, non-metastatic esophageal cancer, and rectal cancer;

•	BIOBYPASS®, which has completed a Phase II trial in 71 patients with severe heart disease who have no treatment options. We expect to begin a randomized, placebo controlled trial with our collaborator, Cordis Corporation, in the second half of 2004 to study the clinical benefit of BIOBYPASS administered into targeted regions of the heart using an injection catheter;

•	AdPEDF, which is currently in a Phase I trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50; and

•	Cell transplantation therapy which is currently in Phase I trials for the treatment of congestive heart failure.

The Company has focused its internal efforts on moving TNFerade into additional clinical trials and towards commercialization. We are also pursuing additional collaborative partners to advance the development of our BIOBYPASS, AdPEDF and cell transplantation programs. Collaborative licensing and/or funded research arrangements under such partnerships would help offset additional operating expenses associated with these programs.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators. We have funded our operations primarily through public and private placements of equity securities, payments under collaborative programs with other companies and debt financings.

On August 21, 2003, we acquired Diacrin, Inc., a biotechnology company focused on developing cell transplantation technology for treating human diseases, through a merger transaction. Under the terms of the merger agreement, each share of Diacrin common stock was exchanged for 1.5292 shares of our common stock. Prior to completion of our acquisition of Diacrin, approximately 22.9 million shares of our common stock were outstanding. Upon completion of the acquisition of Diacrin, approximately 50.8 million shares of our common stock were outstanding.

GenVec’s net loss was $5.6 million or ($0.11) per share on revenues of $2.7 million for the quarter ended March 31, 2004. This compares to a net loss of $5.2 million or ($0.23) per share on revenues of $3.2 million in the same period in the prior year. GenVec ended the first quarter of 2004 with $33.7 million in cash and investments. On April 16, 2004 the Company completed the sale of 4,000,000 shares of its common stock at $3.15 per share. Proceeds from this sale, net of placement agent fees and other expenses, totaled approximately $11.6 million.

REVENUE

Revenue for the three months ended March 31, 2004 decreased to $2.7 million from $3.2 million for the same period last year. Revenue for the current quarter was primarily derived the Company’s funded research and development programs with the National Institutes of Health (NIH) and the United States Naval Medical Research Center, both of which are using GenVec’s proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV, SARS, malaria, and dengue virus. The Company also generated revenue from an expanded collaboration with Fuso Pharmaceuticals Industries for the development of a targeted cancer therapy and a collaboration with Terumo Corporation for the development of a cell transplantation therapy in Japan. Delays in initiating manufacturing scale-up efforts under the contract amendment with the NIH announced in January 2004 was the primary factor contributing to lower revenues for the quarter. The Company realized higher revenues under other funded programs including the production and release of HIV vaccine clinical supplies that will be used by the NIH to initiate clinical trials in the second half of 2004.

EXPENSES

Operating expenses for the quarter ended March 31, 2004 increased 1 percent to $8.4 million from $8.3 million in the comparable quarter last year. Research and development expenses and general and administrative expenses both increased 1% to $6.3 million and $2.1 million from $6.2 million and $2.1 million, respectively in the prior year. These increases were due to higher than anticipated development costs for the Company’s lead product candidate, TNFerade, including preparation for additional clinical studies and commercial manufacturing. These activities to accelerate the advancement of TNFerade to possible commercialization are expected to result in higher operating expenses over the remainder of the year.

Net other income for the three months ended March 31, 2004 was $26,000 compared to a net other loss of $28,000 for the comparable quarter last year. Interest income increased slightly on a higher investment balance, offset by lower returns on these investments.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, cash and investments totaled $33.7 million compared to $40.0 million at December 31, 2003. This decrease resulted primarily from the use of cash for general operating activities and repayment of $418,000 of outstanding debt obligations. On April 16, 2004, the Company completed the sale of 4 million shares of its common stock at $3.15 per share. Net proceeds from the sale after payment of placement agent fees and other expenses will total approximately $11.6 million.

Net cash used in operating activities for the three months ended March 31, 2004 was approximately $5.7 million primarily resulting from continued clinical development of the Company’s TNFerade product program and continuing activities under the Company’s funded vaccine development programs. Net cash used in operating activities for the three months ended March 31, 2004 also reflects the impact of the timing of payments for certain budgeted expenditures in the first quarter such as annual premiums for directors and officers liability insurance and 2003 performance-based employee bonuses offset by the collection of an advance payment from Cordis Corporation in the first quarter of 2004 under the collaboration agreement signed in December 2003 to advance BIOBYPASS into a randomized, placebo-controlled trial using and injection catheter.

We believe that our cash reserves and anticipated cash flow from our current collaborations will be sufficient to support our operations well into 2006. We anticipate that expenditures for research and development, including clinical trials, product development and preclinical studies, expansion of manufacturing capabilities, and general and administrative activities will increase significantly in future periods. In the future, our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory, manufacturing and marketing expenses and funding from collaborations.

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

At March 31, 2004, we had an outstanding bond payable totaling $3.1 million. This bond bears interest at a variable rate based on LIBOR. We have addressed our exposure to market risk of changes in interest rates through the use of derivative financial instruments. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of March 31, 2004. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to material affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

On April 16, 2004, the Company completed the sale of 4 million shares of its common stock at $3.15 per share. Net proceeds from the sale after payment of placement agent fees and other expenses will total approximately $11.6 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

On March 24, 2004 the Company filed a Current Report on Form 8-K dated March 24, 2004 to facilitate the incorporation by reference of pro forma financial information related to the merger of Diacrin, Inc. with and into GenVec, Inc. into current and future registration statements filed by GenVec under the Securities Act of 1933, as amended

On April 14, 2004, the Company filed a Current Report on Form 8-K dated April 14, 2004 to file exhibits relating to an offering, on a best efforts basis, of up to 4,000,000 shares of GenVec, Inc. common stock pursuant to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission by GenVec, on December 18, 2002 (SEC File No. 333-101963), as supplemented by a prospectus filed pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended, dated April 13, 2004.

Through its website at www.genvec.com, the Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC. (Registrant)

Date: May 5, 2004	By:	/S/ PAUL H. FISCHER Paul H. Fischer, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2004	By:	/S/ JEFFREY W. CHURCH Jeffrey W. Church Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)