Form 10-Q
period 2004-06-30
GENVEC INC
filed 2004-08-09
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2004, the Registrant had 55,503,664 shares of common stock, $.001 par value outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,851	$5,217
Short-term investments	25,334	21,306
Accounts receivable	1,442	1,822
Prepaid expenses and other	1,367	1,591
Bond sinking fund	517	258

Total current assets	33,511	30,194

Property and equipment, net	6,202	6,991
Long-term investments	11,066	13,438
Other assets	73	80
Intangible assets	1,932	1,981

Total assets	$52,784	$52,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,380	$1,462
Accounts payable	533	1,641
Accrued expenses	2,925	3,664
Unearned revenue	2,785	2,791

Total current liabilities	7,623	9,558
Long-term debt, less current portion	4,085	4,539
Unearned revenue	1,024	—
Other liabilities	1,302	1,561

Total liabilities	14,034	15,658

Stockholders’ equity:
Common stock, $.001 par value; 100,000 shares authorized; 55,504 and 51,350 shares issued at June 30, 2004 and December 31, 2003; 55,504 and 51,279 shares outstanding at June 30, 2004 and December 31, 2003	55	51
Additional paid-in capital	166,594	154,561
Deferred compensation	(496)	(611)
Accumulated other comprehensive loss	(277)	(275)
Accumulated deficit	(127,126)	(116,700)

Total stockholders’ equity	38,750	37,026

Total liabilities and stockholders’ equity	$52,784	$52,684

See notes to condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenue from strategic alliances and research contracts	$3,151	$2,514	$5,892	$5,699

Operating expenses
Research and development	5,952	5,493	12,273	11,735
General and administrative	2,024	1,723	4,120	3,792
Severance and termination costs	—	1,210	—	1,210

Total operating expenses	7,976	8,426	16,393	16,737

Loss from operations	(4,825)	(5,912)	(10,501)	(11,038)

Other income (expense)
Interest income	158	33	272	128
Interest expense	(109)	(122)	(197)	(245)

Total other income (expense), net	49	(89)	75	(117)

Net loss	$(4,776)	$(6,001)	$(10,426)	$(11,155)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale	(199)	45	(126)	66
Change in fair value of derivatives used for cash flow hedge	143	(6)	124	26

Other comprehensive income (loss)	$(56)	$39	$(2)	$92

Comprehensive loss	$(4,832)	$(5,962)	$(10,428)	$(11,063)

Basic and diluted net loss per share	$(0.09)	$(0.26)	$(0.20)	$(0.49)

Shares used in computing basic and diluted net loss per share	54,812	22,810	53,110	22,674

See notes to condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(10,426)	$(11,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,670	1,170
Stock option compensation	115	408
Change in accounts receivable	380	(1,103)
Change in accounts payable and accrued expenses	(1,848)	(1,586)
Change in unearned revenue	1,018	(133)
Change in other assets and liabilities, net	(12)	160

Net cash used in operating activities	(9,103)	(12,239)

Cash flows from investing activities:
Purchases of property and equipment	(132)	(455)
Purchases of investment securities	(14,655)	—
Proceeds from sale and maturity of investment securities	12,217	9,281

Net cash (used for) provided by investing activities	(2,570)	8,826

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	12,037	2,187
Payments of long-term debt	(474)	(548)
Sinking fund payments	(257)	(240)
Payment of deferred acquisition costs	—	(845)

Net cash provided by financing activities	11,306	554

(Decrease) increase in cash and cash equivalents	(366)	(2,859)
Beginning balance of cash and cash equivalents	5,217	4,597

Ending balance of cash and cash equivalents	$4,851	$1,738

Supplemental disclosures of non-cash activities:
Cash interest payments	$179	$205

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003 items and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003.

(2) Investments

The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at June 30, 2004 and December 31, 2003, are as follows (in thousands):

	June 30, 2004
	Amortized	Gross unrealized
	Cost	holding gains (losses)	Fair Value
Government and agency notes	$8,300	$51	$8,351
Corporate bonds	28,111	(62)	28,049

	$36,411	$(11)	$36,400

	December 31, 2003
	Amortized	Gross unrealized
	Cost	holding gains (losses)	Fair Value
Government and agency notes	$5,300	$128	$5,428
Corporate bonds	29,293	23	29,316

	$34,593	$151	$34,744

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	June 30, 2004	December 31, 2003
Due within one year	$25,334	$21,306
Due after one year through four years	11,066	13,438

	$36,400	$34,744

(3) Stock Option Plans

The Company accounts for stock-based compensation awards to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and complies with the disclosure provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation.

Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma costs of these options granted in the first six months of 2004 have been calculated using the Black-Scholes option pricing model and assuming a 75% expected volatility, a 2.4% risk-free interest rate, a 4-year life for the option and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $1.74 and 1.47 per share in the six months ended 2004 and 2003, respectively.

The following table illustrates the effect on net loss and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period:

	Six Months Ended June 30
In thousands, except per share amounts	2004	2003
Net loss, as reported	$(10,426)	$(11,155)
Total stock-based employee compensation expense determined under fair value based method for all awards	(345)	(375)

Pro forma net loss	$(10,771)	$(11,530)

Basic and diluted loss per share:
As reported	$(0.20)	$(0.49)

Pro forma	$(0.20)	$(0.51)

(4) Equity Financing

On April 16, 2004, the Company completed the sale of 4 million shares of its common stock at $3.15 per share. Net proceeds from the sale after payment of placement agent fees and other expenses totaled approximately $11.7 million. GenVec plans to use the net proceeds of this financing for product development activities, including support of clinical trials, expansion of manufacturing capabilities and other general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec is a clinical-stage biopharmaceutical company developing and working to commercialize innovative therapeutics intended to treat serious and life-threatening diseases, including cancer, heart disease and diseases of the eye. We have three product candidates in clinical development as follows:

•	TNFerade™: Currently in three Phase 2 trials for the treatment of pancreatic, esophageal and rectal cancer;

•	BIOBYPASS®: Positive data presented from a randomized, controlled Phase 2 study in 71 patients with severe heart disease and no treatment options. We expect to begin a randomized, placebo-controlled trial with our collaborator, Cordis Corporation, in the second half of 2004 to study the clinical benefit of BIOBYPASS delivered by the NOGASTAR® mapping and MYOSTAR™ injection catheter system; and

•	AdPEDF: Patient enrollment completed in a Phase 1 trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50.

We have reported encouraging data on each of our clinical programs. We plan to initiate randomized, controlled studies in cancer (TNFerade) and heart disease (BIOBYPASS) this year to confirm our initial clinical results, position these product candidates for Phase 3 trials, and attract additional development collaborations. We are currently seeking development partners possessing clinical, regulatory, marketing and sales experience to help support our product registration and commercialization efforts for TNFerade and AdPEDF.

These product candidates use a common, patent-protected technology platform to deliver genes that produce medically beneficial proteins at the site of disease. We also are using our technology platform in collaboration with FUSO Pharmaceutical Industries of Japan to develop a targeted cancer therapy and with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of preventative vaccine candidates.

Product Candidates

Our lead product candidates address significant markets for which no products are currently available or where we believe that the current standard of care can be significantly improved. Our lead product candidates and clinical activities are described below.

TNFerade™, currently in three Phase 2 trials for the treatment of locally advanced pancreatic cancer, non-metastatic esophageal cancer, and rectal cancer, is being developed as a novel therapy with a unique mechanism of action for use by multi-disciplinary oncology teams. TNFerade produces Tumor Necrosis Factor-Alpha (TNF-alpha) — a potent anti-tumor agent, shown to be effective in treating solid tumors, and approved for one indication in Europe. TNF-alpha’s use is limited, however, because its high toxicity when delivered systemically. TNFerade addresses this toxicity problem by causing production of the TNF-alpha protein directly at the site of the tumor.

We anticipate that TNFerade will primarily be used as front line therapy for solid tumors. Front–line therapy for solid tumors is typically directed at eradicating the local cancer through various combinations of surgery, radiation and chemotherapy. TNFerade is intended to be used in combination with these other therapies, as well as existing and new drugs for metastic cancer.

Our clinical data indicate that TNFerade has activity in many solid tumor types, including pancreatic, esophageal, rectal and breast cancers, melanoma and sarcomas. Data from our Phase 2 study in pancreatic cancer has demonstrated improved local tumor response, a slowing of tumor progression, and an increase in patient survival rates at a dose of 4x1011 pu. We are now finishing enrollment of patients at an increased dose level (1x1012 pu) to assess safety, confirm a dose dependent response, and establish a therapeutic dose. The current Phase 2 trial includes a randomized component which will be amended to incorporate the anticipated Phase 3 trial design to confirm our initial clinical results. Our goal is to begin a pivotal Phase 3 trial for TNFerade in 2005. In oncology, an increase in patient survival is considered the standard for regulatory approval of a new cancer therapy.

BIOBYPASS®, which has completed a randomized, controlled Phase II study in 71 patients with severe heart disease who have no treatment options, is being developed for the treatment of coronary artery disease. As a result of blocked arteries in the heart, patients with severe coronary artery disease typically experience severe, often immobilizing, pain from minimal physical activity such as walking. BIOBYPASS is intended to restore blood flow to areas of the heart with insufficient blood flow through the formation of new blood vessels, a process known as angiogenesis. BIOBYPASS produces vascular endothelial growth factor (VEGF121) to stimulate the growth of new blood vessels in heart tissue and restore blood flow to areas of the heart with poor blood flow. Our approach of directly injecting BIOBYPASS into the heart wall enables the sustained, controlled production of the VEGF121 protein in the area of the heart with poor blood flow.

In November 2002, we presented results from the 71-patient, randomized, controlled study. Patients treated with BIOBYPASS showed a greater ability to exercise, less chest pain, less medication for angina pain and an improved quality of life when compared to patients receiving current standard of care. There were no drug-related serious adverse events or dose limiting toxicities. Also in 2002, we completed a clinical study designed to demonstrate the feasibility of using an endocardial injection catheter to deliver BIOBYPASS directly to the heart muscle.

We are collaborating with Cordis Corporation (a Johnson & Johnson Company) to conduct an endocardial injection catheter study. We anticipate that a commercialized version of BIOBYPASS would be delivered by a non-surgical injection catheter approach. GenVec and Cordis will collaborate on regulatory matters share in the clinical trial costs. GenVec will supply BIOBYPASS and Cordis will provide the NOGASTAR® mapping and MYOSTAR injection catheter system and training to the interventional cardiologists conducting the trial. GenVec will retain commercial rights to BIOBYPASS and Cordis will retain commercial rights to their injection catheter system.

We expect to initiate this randomized, placebo-controlled trial in patients with severe coronary artery disease in the second half of 2004. This multi-center study, enrolling up to 126 patients, will be conducted in Europe and Israel.

AdPEDF is designed for the treatment of wet age-related macular degeneration, which leads to rapid loss of vision. AdPEDF uses our proprietary technology to produce the pigment epithelium-derived factor (PEDF) protein, a natural inhibitor of angiogenesis, in the eye.

During the second quarter of 2004, we completed patient accrual for a Phase I clinical trial of AdPEDF and reported interim data at the Association for Research in Vision and Ophthalmology (ARVO) annual meeting in April 2004. Data reported on 24 patients demonstrated that AdPEDF was well tolerated with no dose limiting toxicities. Additionally, investigators observed positive changes in visual acuity and retinal appearance at the higher dose levels in this study.

Other Programs

In addition to our lead product candidates, we continue to work on our Cell Transplantation Therapy for the treatment of patients with damaged heart muscle. We have completed two Phase I safety studies in myoblast cell transplantation. Data from these studies were presented at the American College of Cardiology Scientific Sessions in March 2004 and demonstrated the safety and feasibility of myoblast cell transplantation in cardiac repair. Further studies are being conducted to measure and achieve clinical benefit of this therapy in patients with cardiac disease.

We have a Development and License Agreement with Terumo Corporation. Under the terms of our agreement, Terumo will fund all development in Japan while we continue to develop our cell transplantation therapy in the United States and elsewhere.

In addition to our internal product development programs, we are working to further develop and expand our technology platform by developing second-generation adenovectors and new applications, such as vaccines, in collaboration with our partners. The Company is currently collaborating with FUSO Pharmaceutical Industries of Japan to develop a targeted cancer therapy and with the U.S. Government for the development of preventative vaccine candidates for HIV, SARS, malaria and dengue viruses.

FINANCIAL OVERVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

We have focused our resources on moving TNFerade into additional randomized, controlled clinical trials. To help realize the full commercial potential of TNFerade, we are seeking a development partner possessing clinical, regulatory and marketing experience in oncology to lead the registration and commercialization efforts in Europe and Asia and to help fund broad clinical development in North America. We are also pursuing collaborative partners to further advance the development of our BIOBYPASS, AdPEDF and cell transplantation programs. Collaborative licensing and/or funded research arrangements under such partnerships would help offset additional operating expenses associated with these programs.

To date, our clinical studies have involved only a limited number of patients. Before we can obtain FDA approval and commercialize a product candidate, we will have to conduct additional clinical trials. Favorable results in early studies may not be repeated later. Our product development costs will increase if we experience delays in testing or if we need to perform more or larger clinical trials than we currently plan.

Result of Operations

GenVec’s net loss was $4.8 million or ($0.09) per share on revenues of $3.2 million for the quarter ended June 30, 2004. This compares to a net loss of $6.0 million or ($0.26) per share on revenues of $2.5 million in the same period in the prior year. Operating results in the second quarter of 2003 included a $1.2 million charge for severance and related termination costs resulting from a workforce reduction announced on April 23, 2003. GenVec’s net loss was $10.4 million or ($0.20) per share on revenues of $5.9 million for the six months ended June 30, 2004. This compares to a net loss of $11.2 million or ($0.49) per share on revenues of $5.7 million in the same prior year period. GenVec ended the second quarter of 2004 with $41.3 million in cash and investments.

Revenue

Revenue for the three-month and six-month periods ended June 30, 2004 were $3.2 million and $5.9, respectively, an increase of 24 percent and 4 percent when compared to revenues of $2.5 million and $5.7 million in the comparable prior periods.

Revenue for the current periods were primarily derived from the Company’s funded research and development programs with the National Institutes of Health (NIH) and the United States Naval Medical Research Center (NMRC), both of which are using GenVec’s proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV, SARS, malaria, and dengue virus. On March 31, 2004, the Company announced a new two-year, $2.5 million Collaborative Research, Development and Supply Agreement with PATH’s Malaria Vaccine Initiative (MVI). This new partnership will enable scientists to assess whether five malaria antigens, or proteins, can generate strong immune responses alone or in combination, and will advance and expand the ongoing malaria vaccine development program between GenVec and the NMRC.

The Company also generated revenue from an expanded collaboration with Fuso Pharmaceutical Industries for the development of a targeted cancer therapy and a collaboration with Terumo Corporation for the development of a cell transplantation therapy in Japan. The Company realized higher revenues in 2004 under its funded research and development contract with the NIH as the company completed the production and release of HIV vaccine clinical supplies that were used by the NIH to initiate clinical trials in July 2004. Revenue in the second half of the year will be derived from continuing activities under these funded programs including the initiation of manufacturing scale-up efforts under the $12 million contract amendment with the NIH announced in January 2004.

Expenses

Operating expenses were $8.0 million and $16.4 million for the three-month and six-month periods ended June 30, 2004 respectively, a decrease of 5 percent and 2 percent, compared to $8.4 million and $16.7 million in the comparable prior year periods. The three-month and six-month periods ended June 30, 2003 included a $1.2 million charge for severance and related termination costs resulting from the workforce reduction as a part of the Company’s cost reduction program announced on April 23, 2003. These costs reductions were partially offset by increased levels of vaccine development activities under the Company’s funded contracts coupled with higher planned development costs for clinical trials and manufacturing costs for clinical supplies in connection with its TNFerade and BIOBYPASS clinical programs.

Net other income for the three-month and six-month periods ended June 30, 2004 was $49,000 and $75,000 compared to a net other expense of $89,000 and $117,000 in the comparable periods last year. Interest income increased slightly on a higher investment balance, offset by lower returns on these investments.

Liquidity and Capital Resources

At June 30, 2004, cash and investments totaled $41.3 million compared to $40.0 million at December 31, 2003. This increase resulted primarily from the net proceeds of $11.7 million from the sale of 4,000,000 shares of common stock at $3.15 per share offset by the use of cash for general operating activities totaling $9.1 million and repayment of $731,000 of outstanding debt obligations.

Net cash used in operating activities for the six months ended June 30, 2004 was approximately $9.1 million primarily resulting from continued clinical development of the Company’s TNFerade product program and continuing activities under the Company’s funded vaccine development programs. Net cash used in operating activities for the six months ended June 30, 2004 also reflects the impact of the timing of payments for certain budgeted expenditures in the first half such as annual premiums for directors and officers liability insurance and 2003 performance-based employee bonuses offset by the collection of an advance payment from Cordis Corporation in the first quarter of 2004 under the collaboration agreement signed in December 2003 to advance BIOBYPASS into a randomized, placebo-controlled trial using and injection catheter.

We believe that our cash reserves and anticipated cash flow from our current collaborations will be sufficient to support our operations into 2006. We anticipate that expenditures for research and development, including clinical trials, product development and preclinical studies, expansion of manufacturing capabilities, and general and administrative activities will increase significantly in future periods. In the future, our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory, manufacturing and marketing expenses and funding from collaborations.

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

At June 30, 2004, we had an outstanding bond payable totaling $3.1 million. This bond bears interest at a variable rate based on LIBOR. We have addressed our exposure to changes in interest rates through the use of derivative financial instruments. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of June 30, 2004. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to material affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 16, 2004 in Gaithersburg, Maryland. Of the 55,464,298 shares of common stock outstanding as of the record date, 48,800,954 shares, or 88 percent of the Company’s capital stock were present or represented by proxy at the meeting. The results of the matters submitted to the stockholders were as follows:

1.	Elect three directors to GenVec’s board of directors, each to serve for a term of three years or until a successor has been elected and qualified.

Name	For	Withheld
Zola P. Horovitz, Ph.D.	44,349,130	4,451,824
William N. Kelley, M.D.	44,780,686	4,020,268
Harold R. Werner	48,540,145	260,809

Continuing Directors whose terms expire in 2005:

Barbara Franklin	Stelios Papadopoulos, Ph.D.	Joshua Ruch

Continuing Directors whose terms expire in 2006:

Thomas H. Fraser, Ph.D.	Paul H. Fischer, Ph.D.	Wayne T. Hockmeyer, Ph.D.

2.	Ratify the selection of KPMG LLP as independent auditors of GenVec for the fiscal year ending December 31, 2004.

For: Against: Abstain:	44,822,152 3,858,114 120,688

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

Not applicable

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

GENVEC, INC. (Registrant)

Date: August 3, 2004	By:	/s/ PAUL H. FISCHER
Paul H. Fischer, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2004	By:	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)