Form 10-Q
period 2004-09-30
GENVEC INC
filed 2004-11-08
CIK 934473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2004, the Registrant had 55,563,041 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
Notes to Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes statements that reflect projections or expectations of our future financial condition, results of operations and business. These statements are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management’s estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of product candidates under development; risks relating to our ability to secure and maintain relationships with collaborators; uncertainties with, and unexpected results and related analyses relating to clinical trials of our product candidates; the timing and content of future U.S. Food and Drug Administration regulatory actions with respect to us or our collaborators; dependence on the efforts of third parties; dependence on intellectual property; risks that we may lack the financial resources and access to capital to fund our operations; and risks relating to the commercialization, if any, of our product candidates (such as marketing, regulatory, patent, product liability, supply, competition and other risks). Further information on the factors and risks that could affect our business, financial conditions and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov. We will not update any forward-looking statements to reflect new, changing or unanticipated events or circumstances that occur after the date, on which the statement is made, except as may be required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,182	$5,217
Short-term investments	19,561	21,306
Accounts receivable	779	1,822
Prepaid expenses and other	1,134	1,591
Bond sinking fund	138	258

Total current assets	29,794	30,194

Property and equipment, net	5,805	6,991
Long-term investments	11,034	13,438
Other assets	70	80
Intangible assets	1,907	1,981

Total assets	$48,610	$52,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,333	$1,462
Accounts payable	1,692	1,641
Accrued expenses	3,555	3,664
Unearned revenue	2,426	2,791

Total current liabilities	9,006	9,558
Long-term debt, less current portion	3,401	4,539
Unearned revenue	951	—
Other liabilities	1,267	1,561

Total liabilities	14,625	15,658

Stockholders’ equity:
Common stock, $.001 par value; 100,000 shares authorized; 55,510 and 51,350 shares issued at September 30, 2004 and December 31, 2003; 55,510 and 51,279 shares outstanding at September 30, 2004 and December 31, 2003	56	51
Additional paid-in capital	166,544	154,561
Deferred compensation	(439)	(611)
Accumulated other comprehensive loss	(261)	(275)
Accumulated deficit	(131,915)	(116,700)

Total stockholders’ equity	33,985	37,026

Total liabilities and stockholders’ equity	$48,610	$52,684

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenue from strategic alliances and research contracts	$2,932	$2,372	$8,824	$8,071

Operating expenses:
Research and development	5,913	5,629	18,186	17,364
General and administrative	1,880	1,766	6,000	5,558
Severance and termination costs	—	—	—	1,210

Total operating expenses	7,793	7,395	24,186	24,132

Loss from operations	(4,861)	(5,023)	(15,362)	(16,061)

Other income (expense):
Equity in operations of joint venture	—	(5)	—	(5)
Interest income	166	89	438	217
Interest expense	(94)	(130)	(291)	(375)
Investment gain	—	178	—	178

Total other income (expense), net	72	132	147	15

Net loss	$(4,789)	$(4,891)	$(15,215)	$(16,046)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale	31	(121)	(95)	(55)
Change in fair value of derivatives used for cash flow hedge	(15)	220	109	246

Other comprehensive income (loss)	16	99	14	191

Comprehensive loss	$(4,773)	$(4,792)	$(15,201)	$(15,855)

Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.28)	$(0.60)

Shares used in computing basic and diluted net loss per share	55,508	35,345	53,916	26,944

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,215)	$(16,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,368	1,816
Stock option compensation	172	1,176
(Gain) on investments	—	(178)
Change in accounts receivable	1,042	(99)
Change in accounts payable and accrued expenses	(59)	(2,219)
Change in unearned revenue	586	(65)
Change in other assets and liabilities, net	1,186	425

Net cash used in operating activities	(10,920)	(15,190)

Cash flows from investing activities:
Business acquisition (Note 5)	—	4,938
Purchases of property and equipment	(182)	(518)
Purchases of investment securities	(19,376)	(5,356)
Proceeds from sale and maturity of investment securities	22,539	18,230

Net cash provided by investing activities	2,981	17,294

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	11,988	2,489
Payments of long-term debt	(689)	(760)
Sinking fund payments	(395)	(366)

Net cash provided by financing activities	10,904	1,363

Increase in cash and cash equivalents	2,965	3,467
Beginning balance of cash and cash equivalents	5,217	4,597

Ending balance of cash and cash equivalents	$8,182	$8,064

Supplemental disclosures of non-cash activities:
Cash interest payments	$260	$299

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003.

(2) Investments

The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at September 30, 2004 and December 31, 2003, are as follows (in thousands):

	September 30, 2004
	Amortized	Gross unrealized
	Cost	holding gains (losses)	Fair Value
Government and agency notes	$5,790	$56	$5,846
Corporate bonds	24,787	(38)	24,749

	$30,577	$18	$30,595

	December 31, 2003
	Amortized	Gross unrealized
	Cost	holding gains	Fair Value
Government and agency notes	$5,300	$128	$5,428
Corporate bonds	29,293	23	29,316

	$34,593	$151	$34,744

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	September 30, 2004	December 31, 2003
Due within one year	$19,561	$21,306
Due after one year through four years	11,034	13,438

	$30,595	$34,744

(3) Stock Option Plans

The Company accounts for stock-based compensation awards to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and complies with the disclosure provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation.

Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma costs of these options granted in the first nine months of 2004 have been calculated using the Black-Scholes option pricing model and assuming a 75% expected volatility, a 2.4% risk-free interest rate, a 4-year life for the option and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $1.72 and $1.06 per share in the nine months ended September 30, 2004 and 2003, respectively.

The following table illustrates the effect on net loss per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period:

	Nine Months
	Ended September 30
	(In thousands, except per share amounts)
	2004	2003
Net loss, as reported	$(15,215)	$(16,046)
Total stock-based employee compensation expense determined under fair value based method for all awards	(589)	(414)

Pro forma net loss	$(15,804)	$(16,460)

Basic and diluted loss per share:
As reported	$(0.28)	$(0.60)

Pro forma	$(0.29)	$(0.61)

(4) Equity Financing

On April 16, 2004, the Company completed the sale of 4 million shares of its common stock at $3.15 per share. Net proceeds from the sale after payment of placement agent fees and other expenses totaled approximately $11.7 million. GenVec is using the net proceeds of this financing for product development activities, including support of clinical trials, expansion of manufacturing capabilities and other general corporate purposes.

(5) Business Combination

On August 21, 2003, the Company and Diacrin, Inc. consummated the business combination that was jointly announced in April 2003 under which GenVec acquired Diacrin through an exchange of stock. Under the terms of the agreement, each share of Diacrin Common Stock was exchanged for 1.5292 shares of GenVec Common Stock in a transaction intended to qualify as a tax-free reorganization. Based on GenVec’s average closing per share price of $1.28 for a five-day period around April 15, 2003 (the date the transaction was announced), the transaction was valued at approximately $38.5 million. At the time of closing, GenVec’s existing shareholders owned approximately 45.4% and Diacrin’s original shareholders owned approximately 54.6% of the combined company. The Company had incurred transaction costs of approximately $2.4 million through September 30, 2003. The Company is the acquirer and the transaction was accounted for under the purchase method pursuant to SFAS No. 141, “Business Combinations”. Accordingly, results of operations of Diacrin have been included in the condensed financial statements from August 22, 2003.

The aggregate purchase price of $38.5 million includes 27,665,392 shares of common stock issued in the exchange, valued at $35.4 million and 1,937,197 common stock options valued at $3.1 million. The value of the stock options was computed using the Black-Sholes valuation model based on the closing price on the date of the transaction of

$2.31 per share. Of the $3.1 million computed value, $563,000 represents the intrinsic value of unvested in-the-money options as of the date of the transaction and has been recorded as deferred compensation, to be amortized over the remaining vesting period of the options. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as intangible assets. Management has allocated $1.9 million to the patents related to the myoblast cell therapy program. The amortization is not deductible for tax purposes because of the tax-free nature of the business combination.

The acquisition costs are summarized as follows (in thousands):

Value of GenVec common stock issued	$35,412
Value of Stock Options issued	3,120
Less amount allocated to deferred compensation	(563)
Transaction costs incurred by GenVec	2,397

Acquisition Costs	$40,366

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Certain transaction costs and asset valuations have been estimated; thus, the net assets acquired and investment costs are subject to refinement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec is a clinical-stage biopharmaceutical company developing and working to commercialize innovative therapeutics intended to treat serious and life-threatening diseases, including cancer, heart disease and diseases of the eye. We have four product candidates in clinical development as follows:

•	TNFerade™: Our lead product candidate for the treatment of pancreatic, esophageal and rectal cancer;

•	BIOBYPASS®: Positive data presented from a randomized, controlled Phase 2 study in 71 patients with severe heart disease and no treatment options. We expect to begin a randomized, placebo-controlled trial with our collaborator, Cordis Corporation, in the fourth quarter of 2004 to study the clinical benefit of BIOBYPASS delivered by the NOGASTAR® mapping and MYOSTAR™ injection catheter system;

•	AdPEDF: Patient enrollment completed in a dose escalation Phase 1 trial for the treatment of wet age-related macular degeneration (AMD), a leading cause of blindness in individuals over the age of 50; and

•	Cell Transplantation Therapy for congestive heart failure

On October 7, 2004, we announced that the U.S. Food and Drug Administration (“FDA”) had requested that clinical trials of TNFerade be placed on clinical hold, pending review of information pertaining to a potential increase in the incidence of blood clots in patients with esophageal cancer who received the highest dose of TNFerade in the dose escalation portion of a Phase 2 clinical trial. We have provided data to the FDA and are working to address FDA’s questions and provide any requested follow up data. We currently cannot predict when or if we will be permitted to resume TNFerade clinical trials. Pending resolution of the clinical hold, our objective is to initiate a randomized, controlled trial in pancreatic cancer based on encouraging data from our initial clinical results.

We plan to initiate a randomized, controlled study in heart disease (BIOBYPASS) this year to confirm our Phase 2 clinical results and position this product candidate for a pivotal Phase 3 trial. The NOVA (NOGA Delivery of VEGF in Angina) study will be conducted in collaboration with Cordis Corporation. With respect to our AdPEDF program, we plan to evaluate efficacy in AMD patients with less severe disease. We are currently seeking development partners possessing clinical, regulatory, marketing and sales experience to help support our product registration and commercialization efforts for TNFerade and AdPEDF.

Each of our product candidates (excluding Cell Transplantation Therapy) use a common, patent-protected technology platform to deliver genes that produce medically beneficial proteins at the site of disease. We also are using this flexible technology platform in collaboration with FUSO Pharmaceutical Industries of Japan to develop a targeted cancer therapy and with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of preventative vaccine candidates.

Our Cell Transplantation Therapy program, which has completed two Phase I studies, demonstrated safety and feasibility of myoblast cell transplantation for the treatment of patients with damaged heart muscle. We have a Development and License Agreement with Terumo Corporation who is funding all development in Japan. We are currently pursuing a collaborative partner to further advance the development of this program outside of Japan.

Product Candidates

Our lead product candidates address significant markets for which no products are currently available or where we believe that the current standard of care can be significantly improved. Our lead product candidates and clinical activities are described below.

TNFerade™, in development for the treatment of locally advanced pancreatic cancer, non-metastatic esophageal cancer, and rectal cancer, is intended to be a novel therapy with a unique mechanism of action for use by multi-disciplinary oncology teams. TNFerade produces Tumor Necrosis Factor-Alpha (TNF-alpha) — a potent anti-tumor agent, shown to be effective in treating solid tumors, and approved for one indication in Europe. TNF-alpha’s use is limited, however, because its high toxicity when delivered systemically. TNFerade addresses this toxicity problem by causing production of the TNF-alpha protein directly at the site of the tumor.

We anticipate that, if approved, TNFerade will primarily be used as front line therapy for solid tumors. Front–line therapy for solid tumors is typically directed at eradicating the local cancer through various combinations of surgery, radiation and chemotherapy. TNFerade is intended to be used in combination with these other therapies, as well as existing and new drugs for metastic cancer.

Our clinical data indicate that TNFerade has activity in many solid tumor types, including pancreatic, esophageal, rectal and breast cancers, melanoma and sarcomas. Data from our Phase 2 study in pancreatic cancer has demonstrated improved local tumor response, a slowing of tumor progression, and an increase in patient survival rates at a dose of 4x1011 pu. We have finished enrollment of patients at an increased dose level (1x1012 pu) to assess safety, confirm a dose dependent response, and establish a therapeutic dose. We have established the maximum tolerated dose at 4x1011 pu for future clinical trials. The Phase 2 trial is expected to include a randomized component that will be amended to incorporate the Phase 3 trial design to confirm our initial clinical results. We currently cannot predict when or if we will be permitted to resume clinical trials.

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

We are collaborating with Cordis Corporation (a Johnson & Johnson Company) to conduct an endocardial injection catheter study. We anticipate that a commercialized version of BIOBYPASS would be delivered by such a non-surgical injection catheter approach. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply BIOBYPASS and Cordis will provide the NOGASTAR® mapping and MYOSTAR injection catheter system and training to the interventional cardiologists conducting the trial. GenVec will retain commercial rights to BIOBYPASS and Cordis will retain commercial rights to their injection catheter system.

We expect to initiate this randomized, placebo-controlled trial in patients with severe coronary artery disease in the fourth quarter of 2004. This multi-center study, enrolling up to 126 patients, will be conducted in Europe and Israel.

AdPEDF is designed for the treatment of wet age-related macular degeneration, which leads to rapid loss of vision. AdPEDF uses our proprietary technology to produce the pigment epithelium-derived factor (PEDF) protein, a natural inhibitor of angiogenesis, in the eye.

During the second quarter of 2004, we completed a Phase I clinical trial of AdPEDF in patients with severe wet age-related macular degeneration. We reported encouraging findings from this study at the American Academy of Ophthalmology meeting in October 2004. Data reported on 28 patients demonstrated that AdPEDF was well tolerated with no dose limiting toxicities. Additionally, investigators observed feasible delivery of AdPEDF to the eye and improvement in the appearance of the retina and stabilization of vision loss in some patients after administration of AdPEDF. We plan to amend our existing Phase I clinical protocol to evaluate the potential benefits of AdPEDF in AMD patients with less severe disease.

Cell Transplantation Therapy for the treatment of patients with damaged heart muscle has completed two Phase I safety studies designed to demonstrate the safety and feasibility of myoblast cell transplantation in cardiac repair. Data from these studies will be presented at the American Heart Association annual meeting in November 2004. We have a Development and License Agreement with Terumo Corporation. Under the terms of our agreement, Terumo will fund all development in Japan and pay development milestones to GenVec.

Other Programs

In addition to our internal product development programs, we are working to further develop and expand our technology platform by developing second-generation adenovectors and new applications, such as vaccines, in collaboration with our partners. Our current programs include:

•	A three-year, $4.5 million contract extension announced in December 2002 with FUSO Pharmaceutical Industries of Japan to develop a targeted cancer therapy product candidate designed to treat not only the primary tumor, but also cancer that has spread, or metastasized, to distant sites in the body. Under the terms of our agreement with FUSO, we have retained worldwide rights, excluding Japan, to develop and commercialize product candidates arising from the collaboration.

•	A multi-year, $30 million funded research and development contract with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIH) using our proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV and SARS. The NIH initiated Phase I studies in July 2004 using the vaccine candidates developed under this collaboration.

•	Other funded preventative vaccine development programs include the United States Naval Medical Research Center (vaccine for malaria and dengue virus); the Malaria Vaccine Initiative (malaria vaccine) and the United States Department of Agriculture (vaccine for foot and mouth disease).

FINANCIAL OVERVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

For TNFerade, we have completed the dose-escalation portion of two Phase 2 trials, one in pancreatic cancer and on in esophageal cancer. Setting the dose of TNFerade is key to moving into additional randomized, controlled clinical trials. To help realize the full commercial potential of TNFerade, we are seeking a development partner possessing clinical, regulatory and marketing experience in oncology to lead the registration and commercialization efforts in Europe and Asia and to help fund clinical development in North America. We are also pursuing collaborative partners to further advance the development of AdPEDF and our Cell Transplantation Therapy program. Collaborative licensing and/or funded research arrangements under such partnerships would help offset additional operating expenses associated with these programs.

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

Results of Operations

GenVec’s net loss was $4.8 million or ($0.09) per share on revenues of $2.9 million for the quarter ended September 30, 2004. This compares to a net loss of $4.9 million or ($0.14) per share on revenues of $2.4 million in the same period in the prior year. GenVec’s net loss was $15.2 million or ($0.28) per share on revenues of $8.8 million for the nine months ended September 30, 2004. This compares to a net loss of $16.0 million or ($0.60) per share on revenues of $8.1 million in the same prior year period, which included a $1.2 million charge for severance and related termination costs resulting from a workforce reduction announced on April 23, 2003. GenVec ended the third quarter of 2004 with $38.8 million in cash and investments.

Revenue

Revenue for the three-month and nine-month periods ended September 30, 2004 were $2.9 million and $8.8 million, respectively, an increase of 24 percent and 9 percent when compared to revenues of $2.4 million and $8.1 million in the comparable prior periods.

Revenue for the current periods were primarily derived from the Company’s funded research and development programs with the National Institutes of Health (NIH) and the United States Naval Medical Research Center (NMRC), both of which are using GenVec’s proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV, SARS, malaria, and dengue virus. On March 31, 2004, the Company announced a new two-year, $2.5 million Collaborative Research, Development and Supply Agreement with PATH’s Malaria Vaccine Initiative (MVI). This new arrangement is designed to enable scientists to assess whether five malaria antigens, or proteins, can generate strong immune responses alone or in combination, and to advance and expand the ongoing malaria vaccine development program between GenVec and the NMRC.

The Company also generated revenue from an expanded collaboration with Fuso Pharmaceutical Industries for the development of a targeted cancer therapy and an ongoing collaboration with Terumo Corporation for the development of a cell transplantation therapy in Japan. The Company realized higher revenues in 2004 under its funded research and development contract with the NIH as the company completed the production and release of HIV vaccine clinical supplies that were used by the NIH to initiate clinical trials in July 2004.

Expenses

Operating expenses were $7.8 million and $24.2 million for the three-month and nine-month periods ended September 30, 2004, respectively, an increase of 5 percent and 0.4 percent compared to $7.4 million and $24.1 million in the comparable prior year periods. The nine-month period ending September 30, 2003 included a $1.2 million charge for severance and related termination costs resulting from the workforce reduction as a part of the Company’s cost reduction program announced on April 23, 2003. These costs reductions were partially offset by increased levels of vaccine development activities under the Company’s funded contracts coupled with higher planned development costs for clinical trials and manufacturing costs for clinical supplies in connection with its TNFerade and BIOBYPASS clinical programs. General and administrative expenses were higher in 2004 due to the finalization of a license agreement for intellectual property relating to the Company’s Cell Therapy Transplantation program aggregating $600,000 and an expense in the amount of $215,000 in professional service fees associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002

Net other income for the three-month and nine-month periods ended September 30, 2004 was $72,000 and $147,000, respectively, compared to $132,000 and $15,000 in the comparable periods last year. Interest income for the three-month and nine-month periods ended September 30, 2004 was $166,000 and $438,000, respectively, compared to $89,000 and $217,000 in the comparable prior year periods. The increase in interest income was primarily attributable to higher investment balances resulting primarily from our equity financing completed on April 16, 2004, which generated net proceeds of approximately $11.7 million.

Liquidity and Capital Resources

At September 30, 2004, cash and investments totaled $38.8 million compared to $40.0 million at December 31, 2003. This relatively small decrease resulted primarily from the net proceeds of $11.7 million from our equity financing completed on April 16, 2004 offset by the use of cash for general operating activities totaling $10.9 million and repayment of $1.1 million of outstanding debt obligations.

Net cash used in operating activities for the nine months ended September 30, 2004 was approximately $10.9 million primarily resulting from continued clinical development of the Company’s TNFerade product program and continuing activities under the Company’s funded vaccine development programs. Net cash used in operating activities for the nine months ended September 30, 2004 also reflects the impact of the timing of payments for certain budgeted expenditures in the first half such as annual premiums for directors and officers liability insurance and 2003 performance-based employee bonuses. Such expenditures were offset by the collection of an advance payment from Cordis Corporation in the first quarter of 2004 under the collaboration agreement signed in December 2003 to advance BIOBYPASS into a randomized, placebo-controlled trial using and injection catheter.

We believe that our cash reserves and anticipated cash flow from our current collaborations will be sufficient to support our operations through 2006. We anticipate that expenditures for research and development, including clinical trials, product development and preclinical studies, expansion of manufacturing capabilities, and general and administrative activities will increase significantly in future periods. In the future, our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory, manufacturing and marketing expenses and funding from collaborations.

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

At September 30, 2004, we had an outstanding bond payable totaling $3.1 million. This bond bears interest at a variable rate based on LIBOR. We have addressed our exposure to changes in interest rates through the use of derivative financial instruments. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of September 30, 2004. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS

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

GENVEC, INC.

(Registrant)

Date: November 3, 2004	By:	/s/ Paul H. Fischer

Paul H. Fischer, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2004	By:	/s/ Jeffrey W. Church

Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)