Form 10-K
period 2004-12-31
GENVEC INC
filed 2005-03-16
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________.

COMMISSION FILE NUMBER: 0-24469

GENVEC, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	23-2705690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

65 WEST WATKINS MILL ROAD, GAITHERSBURG, MD	20878
(Address of principal executive offices)	(Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 240-632-0740

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒Yes ☐ No

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the Nasdaq National Market on such date was $138,356,307. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2004 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 28, 2005 there were 55,635,968 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART NO.	ITEM NO.	DESCRIPTION	PAGE NO.

I	1	BUSINESS	2

	2	PROPERTIES	25

	3	LEGAL PROCEEDINGS	25

	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

II	5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28

	6	SELECTED FINANCIAL DATA	28

	7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36

	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36

	9A	CONTROLS AND PROCEDURES	36

	9B	OTHER INFORMATION	36

III	10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	37

	11	EXECUTIVE COMPENSATION	37

	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	37

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	37

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	37

IV	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	38

		FINANCIAL STATEMENTS	F

THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED ("EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ALSO MAY BE INCLUDED IN OTHER STATEMENTS THAT WE MAKE. ALL STATEMENTS THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT'S ESTIMATES, ASSUMPTIONS AND PROJECTIONS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "INTENDS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES" OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AS OF THE DATE THEREOF, ACTUAL RESULTS, COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING RISKS RELATING TO THE EARLY STAGE OF PRODUCT CANDIDATES UNDER DEVELOPMENT; RISKS RELATING TO OUR ABILITY TO SECURE AND MAINTAIN RELATIONSHIPS WITH COLLABORATORS; UNCERTAINTIES WITH, AND UNEXPECTED RESULTS AND RELATED ANALYSES RELATING TO CLINICAL TRIALS OF OUR PRODUCT CANDIDATES; THE TIMING AND CONTENT OF FUTURE U.S. FOOD AND DRUG ADMINSTRATION REGULATORY ACTIONS; DEPENDENCE ON EFFORTS OF THIRD PARTIES; DEPENDENCE ON INTELLECTUAL PROPERTY; RISKS THAT WE MAY LACK THE FINANCIAL RESOURCES AND ACCESS TO CAPITAL TO FUND OUR OPERATIONS; AND RISKS RELATING TO THE COMMERCIALIZATION, IF ANY, OF OUR PRODUCT CANDIDATES (SUCH AS MARKETING, REGULATORY, PATENT, PRODUCT LIABILITY, SUPPLY, COMPETITION AND OTHER RISKS). FURTHER INFORMATION ON THE FACTORS AND RISKS THAT COULD AFFECT OUR BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS, ARE CONTAINED IN THE SECTION BELOW ENTITLED "BUSINESS RISKS AND UNCERTAINTIES." WE WILL NOT UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT NEW, CHANGING OR UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE, ON WHICH THE STATEMENT IS MADE, EXCEPT AS MAY BE REQUIRED BY LAW OR REGULATION.

PART 1

ITEM 1.  BUSINESS

OVERVIEW

We are a clinical-stage biopharmaceutical company developing innovative gene-based therapeutics to treat cancer, heart disease and vision loss. Our lead product candidates address significant markets for which no products are currently available or where we believe that the current standard of care can be significantly improved. We have three gene-based product development programs in clinical testing, including two in randomized, controlled Phase II trials.

·
TNFerade™ represents a novel approach to treating cancer in combination with radiation and/or chemotherapy by delivering tumor necrosis factor-alpha (TNF-alpha), a potent anti-cancer protein, directly into tumors.  We have conducted multiple Phase I and Phase II clinical studies with TNFerade to evaluate its safety and potential efficacy in treating cancer.  Pancreatic cancer is currently the lead indication for TNFerade.  We have FDA clearance to proceed with a 74-patient randomized, controlled portion of the Phase II clinical trial designed to assess the safety and clinical benefit of using TNFerade in combination with standard of care treatment in patients with locally advanced pancreatic cancer.

·
BIOBYPASS® promotes production of vascular endothelial growth factor (VEGF) protein to stimulate the growth of new blood vessels in areas of the heart lacking sufficient blood flow.  GenVec is collaborating with the Cordis Corporation, a Johnson & Johnson company, to evaluate the effects of BIOBYPASS on exercise tolerance and heart function in a randomized, placebo-controlled Phase II trial in 129 patients with advanced heart disease.  This study was initiated in March 2005 and will be conducted at multiple sites in Europe and Israel.  BIOBYPASS will be administered directly into targeted regions of the heart using the Cordis NOGASTAR® Mapping and MYOSTAR™ Injection Catheter System.   This NOVA (NOGA Delivery of VEGF in Angina) study is intended to confirm GenVec’s previous Phase II clinical results and help position this product candidate for a pivotal Phase III trial.

·
PEDF is being developed for patients with wet age-related macular degeneration (AMD) to determine whether pigment epithelium-derived factor (PEDF) prevents vision loss in this leading cause of blindness in people over the age of 50.  We have completed a dose-escalation Phase I clinical trial of PEDF in patients with severe AMD.  Data from this trial demonstrated that PEDF was generally well tolerated with no dose limiting toxicities.  In February 2005, we expanded the Phase I clinical testing of PEDF in AMD patients with less severe disease.

In February 2005, we received a letter from the U.S. Food and Drug Administration (FDA), which allows the company to proceed with the randomized, controlled portion of the Phase II clinical trial of TNFerade in patients with locally advanced pancreatic cancer. In October 2004, the FDA placed the TNFerade clinical program on hold due to blood clots seen in patients with esophageal cancer in a separate Phase II trial. In response, GenVec submitted data to the FDA and requested permission to move forward with the pancreatic cancer study. The Company has not yet asked the FDA to move forward in other types of cancer and the other studies affected (esophageal and rectal cancer) remain on clinical hold. We will continue our efforts to identify other promising TNFerade indications suitable for further commercial development.

Each of our gene-based product candidates uses a common, patent-protected technology platform that uses a vehicle, commonly called a vector, to deliver genes that produce medically beneficial proteins directly at the site of disease. Proteins are widely used in the practice of medicine, and have already become FDA-approved products. The medical use of many proteins, however, has been limited by the inability to maintain sufficient concentrations of the protein at the site of the disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein’s presence in other, non-target tissues. We believe that our technology addresses these key hurdles and may have many advantages when compared with other protein therapy approaches including:

· The efficient production of therapeutic proteins at the site of disease;

· Better toleration by localized administration to the diseased tissue thereby avoiding toxicity associated with systemic administration of proteins; and

· More cost-effective development since each of our product candidates shares common production and scale-up, purification, quality assessment and formulation technologies.

We use adenovectors to deliver protein-coded genes to cells. Adenovectors are modified adenoviruses, which are naturally occurring viruses that cause aliments like a common cold. Our adenovectors lack the ability to replicate and cannot reproduce themselves inside the body. Our vectors also do not invade or integrate with the DNA of the patients. Therefore, the insertion of the gene coded for the therapeutic protein is not permanent. The vector carrying the gene is delivered to the site of disease, produces the therapeutic protein for a desired period of time, and is then eliminated from the body.

Our gene-based therapeutic product candidates have been generally well tolerated in multiple human clinical trials using our proprietary protein delivery approach. We believe results to date support the broad applicability and commercial potential of our product candidates. In addition to our internal product development programs, we are working with our collaborators and customers to develop second-generation vectors and new applications for our technology, such as preventative vaccines to treat infectious diseases. Our current projects include:

·
A multi-year, $40 million collaboration with The Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of The National Institutes of Health to develop preventative AIDS and SARS vaccine candidates, announced January 2002;

·
Other funded preventative vaccine development programs include the United States Naval Medical Research Center and the Malaria Vaccine Initiative to develop a malaria vaccine and a collaboration with the Agriculture Research Service of the United States Department of Agriculture to develop anti-viral treatments to prevent foot and mouth disease; and

·
A three-year, $4.5 million contract extension announced January 2003 with Fuso Pharmaceuticals Industries of Japan to develop a targeted cancer therapy product candidate designed to treat not only the primary tumor, but also cancer that has spread, or metastasized, to distant sites in the body. Under the terms of our agreement with FUSO, we have retained worldwide rights, excluding Japan, to develop and commercialize product candidates arising from the collaboration.

We are also developing cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our cell transplantation therapy program, which has completed three Phase I studies, has demonstrated the safety and feasibility of myoblast cell transplantation for the treatment of patients with damaged heart muscle. We currently have a Development and License Agreement with Terumo Corporation who is funding all development in Japan. We are currently pursuing a collaborative partner to help advance the development of this program outside Japan.

OUR PRODUCT CANDIDATES

PRODUCT CANDIDATE	DISEASE INDICATION	DEVELOPMENT STAGE	# OF PATIENTS	STATUS
TNFerade	Solid Tumors Soft Tissue (Sarcoma) Pancreatic Cancer Esophageal Cancer Rectal Cancer	Phase I - Dose Escalation Phase I - Dose Escalation Phase II - Dose Escalation Phase II - Randomized, Controlled Phase II - Dose Escalation Phase II - Dose Escalation	36 14 50 74 24 1	Complete Complete Complete Ongoing On-Hold On-Hold
BIOBYPASS	Coronary Artery Disease - Surgical Procedure - Catheter Delivery	Phase II - Randomized Controlled Phase II - Randomized Controlled	67 129	Complete Ongoing
PEDF	Wet Age-Related Macular Degeneration (AMD)	Phase I - Dose Escalation, Severe AMD Phase I - Dose Finding, Less Severe AMD	28 20	Complete Ongoing
Cell Transplantation	Cardiac Disease - Adjunct to LVAD - Adjunct to CABG - Adjunct to CABG - Catheter Delivery	Phase I - Dose Escalation Phase I - Dose Escalation Phase I - Dose Escalation Phase I Investigator Sponsored	6 12 12 24	Complete Complete Complete Ongoing

TNFerade for cancer. TNFerade is designed for the treatment of cancer in conjunction with radiation and/or chemotherapy. Cancer is the second leading cause of death in the United States and approximately 60 percent of all cancer patients in the United States receive radiation therapy as part of their standard treatment. TNFerade is an adenovector, or DNA carrier, which contains the gene for tumor necrosis factor-alpha (TNF-alpha), an immune system protein with a potent and well-documented anticancer effect for direct injection into tumors. After administration, TNFerade stimulates the production of TNF-alpha protein in the tumor which is enhanced by therapies such as radiation and chemotherapy. Our approach is intended to enable the controlled production of the TNF-alpha protein inside the tumor while avoiding unwanted exposure to healthy tissue.

In two separate Phase I trials (one in solid tumors and one in soft tissue sarcomas), TNFerade in conjunction with standard radiation therapy was shown to be generally well tolerated and a dose-related, 25 percent or greater reduction in tumor size was observed in more than 70 percent of patients across 12 different tumor types, including pancreatic, melanoma, small cell lung, rectal, breast and sarcoma. The results from the Phase I trial in solid tumors were published in the February 15, 2004 issue of the Journal of Clinical Oncology. We initiated Phase II clinical trials in patients with locally advanced pancreatic cancer in July 2002 and in patients with non-metastatic esophageal cancer in November 2002. In October 2004, the FDA placed the TNFerade clinical program on hold due to blood clots seen in patients with esophageal cancer in the dose escalating portion of the esophageal Phase II trial. In response, GenVec submitted data to the FDA and requested permission to move forward only with the pancreatic study. We have chosen locally advanced pancreatic cancer as the lead indication for TNFerade because we believe that current therapy for this cancer is poor and local control of the tumor can lead to improved survival. In February 2005, we received FDA clearance to proceed with the 74-patient randomized, controlled portion of the Phase II clinical trial designed to assess the safety and clinical benefit of using TNFerade in combination with standard of care treatment in patients with locally advanced pancreatic cancer. We have not yet requested permission to move forward with other indications and the other two studies affected by the clinical hold (esophageal and rectal cancer) remain on clinical hold. We will work closely with the FDA regarding the potential clinical development of promising indications for TNFerade.

The 74-patient randomized, controlled portion of the Phase II study in patients with locally advanced pancreatic cancer will assess the activity of TNFerade when administered concurrently with 5-flourouracil (5-FU) plus radiation followed by Gemcitabine, versus 5-FU plus radiation followed by Gemcitabine. Outcome measures will include progression-free survival at three months post-treatment, median survival, tumor resectability post-treatment, and objective tumor response. Results of the dose-escalation portion of the Phase II trial of TNFerade in patients with pancreatic cancer were presented at the American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium on January 28, 2005. The dose selected for the upcoming randomized trial, 4 x 1011pu, was shown to be generally well-tolerated. Eleven patients, in two groups, received this maximum tolerated dose (MTD). The median survival attained by the first group (7 patients) receiving this dose was reported at 16.5 months. Median survival for the second group (4 patients) receiving this dose has not yet been reached. Sixty percent of the evaluable patients from both groups demonstrated tumor shrinkage greater than 25 percent and 20 percent demonstrated tumor shrinkage exceeding 50 percent. Dose-related improvements in time to disease progression, rates of surgical resection post-treatment, and normalization of CA19-9, a protein maker for pancreatic cancer at three months post treatment, were also seen.

BIOBYPASS for severe heart disease. BIOBYPASS is designed for the treatment of coronary artery disease. As a result of blocked arteries in the heart, patients with severe coronary artery disease typically experience severe, often immobilizing, pain from minimum physical activity such as walking. This pain is known as hypoxic pain because it results from a lack of oxygen to the tissues. BIOBYPASS is intended to restore blood flow to areas of the heart with insufficient blood flow through the formation of new blood vessels, a process known as angiogenesis. BIOBYPASS produces the therapeutic protein, vascular endothelial growth factor (VEGF121) that stimulates the growth of new blood vessels in heart tissue and restores blood flow to areas of the heart with poor blood flow. Our approach of directly injecting BIOBYPASS into the heart wall through a minimally invasive catheter approach enables the sustained, controlled production of the VEGF121in in the area of the heart with poor blood flow.

In May 2002, we completed a randomized, controlled Phase II study of 67 patients with severe coronary artery disease and no treatment options (the “REVASC study”). In November 2002, we presented positive results from the REVASC study at the American Heart Association annual meeting showing that these “no option” patients benefited when they received BIOBYPASS administered by a surgical procedure. Patients treated with BIOBYPASS showed a greater ability to exercise, less chest pain, less need for medication for angina pain and an improved quality of life compared to patients receiving the current standard of care. There were no drug-related serious adverse events or dose limiting toxicities. Also in 2002, we completed a Phase I clinical study designed to demonstrate the feasibility of using an injection catheter to deliver BIOBYPASS directly to the heart muscle. This study is of importance since we anticipate that the commercialized version of BIOBYPASS will be delivered by a non-surgical injection catheter such as that used in our feasibility study. Results of this study were presented at the American College of Cardiology meeting in March 2003 demonstrating the safety and feasibility of using an injection catheter to deliver BIOBYPASS.

In January 2004, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of this angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR® Mapping Catheter and MYOSTAR™ Injection Catheter.

The purpose of this collaboration is to evaluate the effects of BIOBYPASS on exercise tolerance and heart function in a randomized, placebo-controlled Phase II trial in 129 patients with advance heart disease. This NOVA (NOGA Delivery of VEGF in Angina) study was initiated in March 2005 and will be conducted at multiple sites in Europe and Israel. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply BIOBYPASS and Cordis will provide the injection catheters and training to the interventional cardiologists conducting the trial. GenVec retains commercial rights to BIOBYPASS and Cordis retains commercial rights to their NOGASTAR mapping catheters and MYOSTAR injection catheters. This clinical study is intended to confirm previous clinical results seen in the REVASC study and help position this product candidate for a pivotal Phase III trial.

PEDF for treatment of vision loss. Another product candidate, PEDF, is designed for the treatment of wet age-related macular degeneration (AMD). AMD is a progressive eye disease characterized by the growth of abnormal blood vessels in the center portion of the retina (the macula), the area of the eye that makes central vision and visual acuity possible. GenVec believes that early intervention therapy with PEDF holds the promise to stabilize or improve patient vision. According to the Macular Degeneration Network, and others, there are approximately 200,000 new cases of wet age-related macular degeneration diagnosed each year in the United States and more than 500,000 cases diagnosed worldwide, and it is a leading cause of blindness in individuals over the age of 50. PEDF uses GenVec’s proprietary adenovector, a DNA carrier, to deliver the pigment epithelium - derived factor (PEDF) gene that results in the production of PEDF protein in the treated eye.  PEDF is normally produced in the eye and serves two important functions.  PEDF is the eye’s key natural regulator of normal blood vessel growth.  It also is a neuro-protective agent of the photoreceptors (the vision - sensing cells of the eye responsible for sight).  PEDF’s key differentiation from other therapies is its potential to protect the retina from damage caused by fragile, leaky, abnormal blood vessels.

During 2004, we completed enrollment of the dose-escalating portion of a Phase I multi-center clinical trial of PEDF in 28 patients with wet age-related macular degeneration. Results of the first part of the Phase I study were reported at the Subspecialty Retina Day symposium of the first joint session of the American Academy of Ophthalmology and the European Ophthalmology Society on October 22, 2004. In this study, which was conducted in patients with very advanced wet AMD, PEDF was generally well tolerated at all dose levels and encouraging effects on retinal appearance were seen in some patients. In February 2005, we initiated the second part of the ongoing Phase I clinical trial of PEDF in 20 patients with less advanced AMD at the Wilmer Eye Institute at The Johns Hopkins School of Medicine. This multi-center Phase I study will compare two doses of PEDF (already tested) to evaluate the drug’s safety, tolerability, and effects on vision as well as to establish the dose level(s) for possible Phase II clinical testing. PEDF, in animal studies, has been demonstrated to rapidly elevate the intraocular PEDF protein levels in the eye, inhibit the growth of unwanted blood vessels in the eye and cause selective regression of established abnormal blood vessels, and protect the retina from damage.

Cell Transplantation Therapy for Congestive Heart Failure. Our scientists have isolated and expanded muscle cells from human tissue and are studying the use of these cells for transplantation into damaged heart muscle. We believe that patients suffering from heart attacks would benefit if these muscle cells could repair their damaged hearts. These cells, isolated from a muscle biopsy of a patient who had suffered a heart attack, allow transplantation of the patient’s own muscle cells into his or her heart, thereby avoiding rejection by the body's immune system. Preclinical studies published in the journal Circulation showed that transplantation of muscle cells after myocardial infarction in an animal model was well tolerated and improved cardiac function.

We have completed patient enrollment in three Phase I clinical trials treating patients with damaged heart muscle. One of these trials involved transplanting muscle cells into a patient's heart at the same time that the patient received a left ventricular assist device (LVAD). The LVAD is implanted in these patients as a bridge to heart transplant. Our clinical trial involved the implantation of 300 million myoblasts in six patients. Once a patient receives a new heart in this trial, we are able to histologically examine their old heart. This allowed us to evaluate cell survival and new blood vessel formation after transplantation. In March 2003, we and our collaborators published the results from the review of four explanted hearts in the Journal of American College of Cardiology. Upon examination, we noted skeletal muscle cells survived and differentiated into mature myofibers in three of the four hearts and in one heart we noticed an increase in small vessel formation at the site of surviving myotubes.

The second Phase I clinical trials involved transplanting human muscle cells into the heart at the same time that a patient underwent coronary artery bypass surgery (CABG). This was a 12-patient dose escalation trial with safety being evaluated at doses ranging from 10 million to 300 million cells. Results of this trial were presented in November 2003 at the American Heart Association annual meeting. In the first half of 2004, the Company initiated a follow-on study to the first CABG study, our third Phase I clinical trial, to more clearly discriminate the clinical benefit attributable to the CABG versus the potential contribution from the myoblast transplantation. This multi-center Phase I study enrolled 12 patients with transmyocardial scars. In this study, myoblasts were transplanted into a region of the heart with a significant scar. Since CABG cannot restore function to non-viable, scarred myocardium, any post-treatment improvements detected in the region of the scar could be attributed to the myoblasts alone. Similar to the first CABG study, improvements in multiple measures were demonstrated. Patients showed improvements in cardiac output, ventricular dimensions and in measures of tissue viability.

In the second half 2004, in collaboration with the Arizona Heart Institute, GenVec initiated a myoblast cell transplantation study, our fourth Phase I clinical trial, in “no option” patients. In this study the myoblasts are delivered using a percutaneous transcatheter. These catheters are similar to those used for angioplasty and stent placement and can be adopted to implant cells intraventricularly. These patients suffer from significant cardiac dysfunction but are not candidates for CABG, angioplasty or LVAD. The current trial will enroll 24 patients with 12 to receive myoblasts and 12 control patients to receive best medical therapy. Endpoints will be safety and efficacy as monitored by ECHO, wall motion, and total exercise capacity. Myoblasts will be delivered to the endomyocardial wall using the Cordis NOGASTAR Mapping System and MYOSTAR injection catheter. Recruitment for this trial has begun and six patients, three control patients and three treated patients, have been enrolled as of February 28, 2005.

We are a party to a Development and License Agreement with Terumo Corporation. Under the terms of the agreement, Terumo licenses our human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while we continue to independently develop our cardiac repair technology for commercialization in the United States and elsewhere. Pursuant to the agreement, Terumo paid an upfront non-refundable license fee of $2.0 million in October 2002. The agreement also includes milestone payments of up to $8.0 million and a royalty on product sales. The Terumo agreement remains effective until the expiration of Terumo's royalty obligations under the agreement.

OUR STRATEGY

Our primary objective is to develop and commercialize products that are safe and effective for major medical needs. We intend to pursue this objective through the following strategies:

Develop and commercialize our lead product candidate, TNFerade, for the treatment of cancer. We have chosen locally advanced pancreatic cancer as the lead indication for TNFerade because we believe that current therapy for this cancer is poor and our current data suggest that TNFerade, when used in combination with standard therapy, can lead to improved survival. We have initiated a 74-patient, randomized controlled portion of the Phase II trial of TNFerade. We believe that TNFerade offers a feasible path to commercialization because:

·
The product development process for cancer drugs, particularly those drugs treating cancers where the current therapy is poor, can typically be accomplished in a relatively cost-effective manner and short time period;

·	Improved survival has been used as a basis for approval in pancreatic cancer; and
·	Pancreatic cancer is an attractive commercial opportunity.

We are currently seeking relationships to lead the registration and commercialization efforts in Europe and Asia and to help fund clinical development in North America. We will seek to retain significant commercial rights to TNFerade in North America.

Develop and commercialize our other product candidates through corporate alliances. We intend to form strategic alliances with other companies to develop and commercialize BIOBYPASS for patients with severe heart disease, Cell Transplantation Therapy for congestive heart failure and PEDF for patients with wet age-related macular degeneration. In January 2004, we entered into an agreement with Cordis Corporation to conduct a randomized, double-blind, placebo-controlled Phase II trial to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. Strategic alliances will allow us to further the development of our product portfolio while we focus our internal efforts on the development of our lead product candidate, TNFerade.

Expand our product candidate pipeline and enhance our technology base. We will continue to seek to enhance our gene delivery capabilities through internal research, external collaborations and acquisitions. We have received funding for research collaborations to develop preventative vaccines against HIV, SARS, malaria and dengue virus, and an anti-viral to prevent foot and mouth disease, and to develop a second-generation TNFerade product candidate. We expect improvements in our core technology to enhance our drug discovery efforts and lead to additional product candidates. We intend to further strengthen our technologies relating to process development, formulation and manufacturing through these relationships.

DRUG DISCOVERY AND DEVELOPMENT PLATFORM

We have focused on developing technology to effectively and selectively deliver genes to cause the production of proteins at the location needed to treat the disease. Using our technology, we believe we can:

·	Rapidly put genes into vectors to evaluate gene function and usefulness in therapy;
·	Deliver our product candidates to specific organs or cell types to avoid systemic exposure;
·	Achieve efficient gene and protein delivery to target cells;
·	Control the amount and duration of production of therapeutic proteins to allow flexibility in treating different diseases; and
·	Produce commercial quantities of our product candidates.

In constructing our product candidates, we combine a gene with a vector. We derive our vectors from a naturally occurring virus, called an adenovirus. In humans, adenoviruses reproduce in certain tissues, spread and can cause a form of the common cold. We design our vectors so that they cannot reproduce themselves or cause a cold. We do this to limit toxicity, including unwanted effects on target cells and the surrounding tissue, and to reduce immune responses to our vectors. We have multiple versions of vectors to suit different application in therapeutic and vaccine products.

When administered to tissues, our vectors enter target cells and produce the protein encoded by the inserted gene. In addition to their use in therapeutic and vaccine product candidates, these vectors can be used for functional genomics purposes to help determine the function of a specific gene and its potential use as a therapy. Adenovectors can be re-engineered to alter their performance characteristics, including their ability to deliver genes to the targeted tissue.
We believe that adenoviruses are an excellent starting point for generating vectors because they efficiently deliver genes, can be readily modified, and have the following safety characteristics:

·	Adenoviruses do not integrate into the DNA of the target cell, thereby minimizing the potential for mutations that can occur with other vector systems;
·	Adenoviruses are naturally eliminated from cells and tissues; and
·
Vectors derived from adenoviruses have been generally well tolerated in clinical testing when administered locally. Thousands of patients have been treated, with very few serious adverse events related to the vector.

TECHNOLOGY FOR LOCAL DELIVERY AND EXPRESSION OF GENES

Use of delivery devices. To achieve local production of proteins, we administer our product candidates directly to the site of disease using standard medical devices, such as injection catheters or syringes. Direct administration of our products into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by significantly avoiding exposure throughout the body. For example, we have used percutaneous injection to administer TNFerade directly to the tumor and catheters to administer BIOBYPASS directly into diseased areas of the heart.

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

·
DART Vectors. We have developed Directed And Restricted Tropism, or DART, vectors that enable us to create product candidates that deliver genes only to specific cells. In order to achieve selective delivery to target cells, we remove the ability of the vector to bind to the cell surface receptors. We then insert new binding sites into the vector that bind to specific receptors found on the surfaces of target cells. We have a broad proprietary position covering DART vectors, including special cell lines required for their production. This technology is being used in our collaboration with FUSO Pharmaceuticals Industries, Ltd.

·
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

Control of gene expression. Our technology also allows us to control the location, duration and rate of therapeutic gene expression. We control gene expression by inserting a sequence of DNA, called a promoter, into our vectors adjacent to the therapeutic gene. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit. In TNFerade, we intend to achieve local production of the TNF-alpha protein in cancerous tissue undergoing radiation treatment and chemotherapy by inserting a specific promoter that will increase protein production after radiation or chemotherapy, enhancing protein concentration in the cancer tissue receiving treatment. We have broad proprietary technology for the use of chemo-radiation-induced gene expression in TNFerade.

TECHNOLOGY FOR PRODUCTION, PURIFICATION, QUALITY ASSESSMENT AND FORMULATION

We believe our proprietary production technology and know-how facilitates the production, purification, quality assessment and formulation of our product candidates. The structure of our vectors and the procedures for their production and purification enables us to minimize the presence of contaminants. We have an issued U.S. patent broadly covering stocks of adenovectors that cannot reproduce themselves. We believe our proprietary positions in these areas provide a competitive advantage. We expect to use substantially similar methods to produce, purify, assay and formulate many of our adenovector products. This allows us to accelerate product development in a cost effective manner. We have developed production and quality assessment technology suitable for late-stage clinical testing. We currently use third-party manufacturers for production of our product candidates for clinical purposes.

·
Production and Scale Up. We produce our adenovectors using cell lines grown under standardized and controlled conditions. We have developed specialized cell lines for production of our vectors. We have designed our production processes for commercial scale production and to reduce the potential for contamination.

·
Purification. We have proprietary methods for the purification of our vectors that we believe are suitable for commercial scale as well as for small scale use in discovery and testing of new product candidates.

·
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

·
Formulation. We have developed novel product formulations that improve the stability of our vectors and are covered by an allowed U.S. patent application. Our formulations allow products to be conveniently stored, shipped and used. For research purposes, our formulation enhances the ease and reproducibility of testing.

COLLABORATIVE RELATIONSHIPS

We have received funding to advance the clinical development of our product candidates, to develop vaccines against HIV, SARS, malaria and dengue virus and to develop a second-generation TNFerade product candidate. These funded collaborations help to offset our development costs and enhance our ability to discover, evaluate, develop and seek to commercialize multiple product candidates.

Cordis Corporation. In January 2004, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. See "Our Product Candidates - BIOBYPASS for Severe Heart Disease".

Terumo Corporation. In September 2002, Diacrin entered into a Development and License Agreement with Terumo Corporation, of which the company has become a party as a result of the business combination consummated on August 21, 2003. Under the terms of the agreement, the Company licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development costs in Japan while the Company continues to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere. On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments by Terumo to the Company for development milestones and a royalty on product sales.

Fuso Pharmaceuticals Industries, Ltd. In December 2002, we announced a new, three-year $4.5 million funded research agreement with Fuso Pharmaceuticals. This follows the successful conclusion of a former collaboration, which ran from 1997 to 2002. We established the new collaboration to identify a targeted cancer therapy product candidate designed to treat not only a primary tumor, but also cancer that has spread, or metastasized, to distant sites in the body. The intended targeted cancer therapy is expected to incorporate the gene for TNF- alpha. Under the terms of the agreement, we have worldwide rights, excluding Japan, to develop and commercialize product candidates arising from the collaboration. Fuso has development and commercialization rights in Japan, and an option to commercialize in Korea and Taiwan. In addition to the research funding, the agreement includes development milestone payments and royalties on commercial sales by Fuso of any products arising from the collaboration. Each party will be responsible for development and commercialization costs in their respective territories.

We also are working with selected U.S. government institutions to develop new applications, such as vaccines, for our proprietary platform technology. These collaborations include:

National Institute of Allergy and Infectious Diseases (NIAID) of The National Institutes of Health (NIH). In December 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health selected the Company to collaborate in the development of a worldwide preventative AIDS vaccine candidate. In April 2003, this collaboration was expanded to include the development of a SARS vaccine candidate. The Company has a cost-plus subcontract, managed for the VRC through SAIC-Frederick, Inc., with an estimated total contract value of approximately $40 million. Under the subcontract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology. The program encompasses a base year and six option years. Revenue recognized under this program amounted to $7.4 million in 2004, $7.2 million in 2003 and $4.0 million in 2002. The third option covering the year 2005 has been exercised and work is continuing under the contract.

U.S. Naval Medical Research Center. On January 8, 2003, we signed a two-year, $1.9 million contract with the U.S. Naval Medical Research Center (NMRC) allowing them to use our proprietary adenovector technology for the development of vaccines against malaria and dengue virus. Under this contract, we were responsible for constructing and producing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. On January 10, 2005, we signed a one-year, $1.6 million fixed price contract for the production of malaria vaccines under cGMP standards. The NMRC will test the vaccine candidates in preclinical, or animal, models to assess safety and effectiveness. In conjunction with the preclinical evaluation of the vaccine, the Company will provide regulatory support to NMRC with regard to an anticipated IND filing with the FDA. Clinical trials in humans could commence following successful preclinical testing results and would be funded by the NMRC.

Malaria Vaccine Initiative. In March 2004, we signed a two-year, $2.6 million contract for the development, production and evaluation of vaccines against malaria. Under the contract, the Company will be responsible for constructing adenovector-based vaccine candidates using is proprietary cell line and second-generation adenovector technology. The Company has a separate agreement for work to be performed under a Collaborative Research and Development Agreement (CRADA) with the Navy Medical Research Center (NMRC). Under the CRADA, NMRC will provide the Company with optimized malaria genes to be used in the development of the adenovector -based vaccines as well as provide preclinical evaluation of the vaccine candidates.

Sponsored Research. We also sponsor research at leading academic institutions to enhance our ability to discover, evaluate and develop new product candidates. Our academic collaborations currently include agreements with the University of Chicago (TNFerade), the Johns Hopkins University (PEDF), and the University of Maryland and Michigan (Hearing Loss).

LICENSES FOR THERAPEUTIC GENES

To create our product candidates, we combine our vectors with genes intended to produce proteins with therapeutic potential. We have secured licenses to many genes for this purpose. We often seek to obtain exclusivity, consistent with our business needs, when securing such licenses. In return for the rights we receive under our gene licenses, we typically are required to pay royalties based on any commercial sales of the applicable product during a specified time period, as well as provide additional compensation, including up-front license fees and product development-related milestone payments. Our gene licenses for our lead product candidates include:

SOURCE	GENE	NATURE OF LICENSE

Asahi Chemical Industry Co., Ltd	TNF - alpha	United States, non-exclusive, for all gene therapy applications

Scios, Inc.	VEGF121	Worldwide, exclusive for all gene therapy applications

Public Health Service	PEDF	Worldwide, exclusive for all ocular gene therapy and protein applications

Northwestern University	PEDF	Worldwide, exclusive for all ocular gene therapy applications

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

PATENTS, LICENSES AND PROPRIETARY RIGHTS

We generally seek patent protection for our technology and product candidates in the United States and abroad. We have submitted patent applications that are pending in the United States and other countries. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

·	obtain patents to protect our own products;
·	obtain licenses to use the technologies of third parties, which may be protected by patents;
·	protect our trade secrets and know-how; and
·	operate without infringing the intellectual property and proprietary rights of others.

Patent rights; licenses. Our licensors and we have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of February 28, 2005, we held or had licenses to 394 issued, allowed or pending patents worldwide, of which 105 are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins, expression control elements that regulate the production of the therapeutic proteins by such genes, vectors into which we incorporate such genes and expression control elements to create our product candidates, cells for cardiac repair, cell lines used to manufacture our product candidates, targeting technology for adding specificity to our product candidates, methods of constructing, producing (including purification, quality control and assay techniques), storing, and shipping our product candidates, methods of administering our product candidates, and methods of treating disease using our product candidates.

TNFerade. We have issued patents and pending patent applications pertaining to such adenovectors, the expression control elements used in TNFerade to cause production of the TNF-alpha protein by the TNF-alpha gene, and methods of using TNFerade for treating disease. In particular, we have an issued U.S. patent, expiring in 2020, covering the TNFerade vector product, which adds to the Company's broad intellectual property position around its lead oncology program and core adenovector technology. We have an exclusive license to issued U.S. patents expiring between 2010 and 2015 pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We have a nonexclusive license under the U.S. patent, expiring in 2006, relating to the TNF-alpha gene, which we inserted into a second-generation adenovector to create TNFerade. We are aware, however, of pending patent applications of third parties pertaining to adenovectors contemplated for use with TNFerade. It could be alleged that TNFerade conflicts with patents that may issue on these patent applications.

BIOBYPASS. We have an exclusive license, under a patent expiring in 2010, for all gene therapy products using the VEGF121 gene. In addition, we have an exclusive license to an issued patent, expiring in 2017, and pending patent applications pertaining to the delivery of angiogenic substances, such as BIOBYPASS. However, third parties have patents and pending patent applications for other forms of the VEGF gene, and these third parties or their licensees may develop products using these forms of the gene. Third parties also may have pending patent applications for adenovectors, including possibly the adenovector used in BIOBYPASS. We are aware of issued patents and pending patent applications of third parties relating to special cell lines required for the production of particular adenovectors, including a cell line we use in the production of BIOBYPASS, as well as issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of therapeutic substances to the heart and other tissues, similar to BIOBYPASS. It could be alleged that BIOBYPASS conflicts with such existing or future patents.

PEDF product candidates. We have exclusive rights, under patents expiring in 2015 and thereafter, to use the PEDF gene and PEDF protein for all ocular applications. We have issued patents and pending patent applications pertaining to particular adenovectors and methods of their use, including adenovectors and related methods that may be utilized in conjunction with our PEDF product program. However, we are aware of issued patents and pending patent applications of third parties relating to various facets of gene therapy to the eye. It could be alleged that our PEDF product candidates conflict with such existing or future patents.

Cell Transplantation Candidates. We have an issued U.S. patent expiring in 2019 and additional pending foreign patent applications relating to compositions that include skeletal myoblasts and fibroblast cells that can be transplanted into the cardiac tissue of patients suffering from diseased, damaged or insufficient cardiac function. We also have a pending U.S. application containing additional data and supporting additional patent claims to related methods and compositions. Additionally, we have a pending U.S. application to an improved system for delivering a liquid (e.g., a cell suspension) to solid tissue sites. Both applications have pending related foreign applications. We have an issued U.S. patent expiring in 2013 relating to an injectable culture medium for maintaining viable myoblast cells. The medium can be used to maintain myoblasts for an extended period of time and can be injected into a desired transplantation site of a patient. We have a non-exclusive license under a patent expiring in 2014 relating to a method of forming a stable myocardial graft in a mammal by introducing myoblast or cardiomyocytes into the myocardial tissue of the mammal. We are aware of a U.S. patent of a third party that has been submitted for reexamination pertaining to methods of forming stable myocardial grafts by transplanting skeletal myoblast or fibroblasts into scar tissue in a heart.

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

Future competition will likely come from existing competitors, including competitors with rights to proprietary forms of the genes or proteins expressed by the genes that we currently use in our product development programs and competitors with rights to gene delivery technologies, as well as other companies seeking to develop new treatments. We are aware of new product development efforts, which may compete with BIOBYPASS, being pursued by, among others, Corautus Genetics, Inc., Genzyme, Schering AG, Anges MG and Eli Lilly using a gene transfer approach similar to us. Competitors or their collaborators may identify important new drug discovery, genes or gene delivery technologies before us, or develop gene-based therapies that are more effective than those developed by our corporate collaborators or us or obtain regulatory approvals of their drugs more rapidly than us. We expect that competition in this field will intensify.

We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include Introgen Therapeutics, Inc. and Schering-Plough Corporation, which are developing adenoviral vectors to treat cancer. In addition, Alcon Laboratories, Inc., Allergan, Genentech, Inc., Genaera and Regeneron Pharmaceuticals, Inc. are developing inhibitors of blood vessel growth to treat macular degeneration. These product candidates are in the later stage of clinical development. Eyetech Pharmaceuticals, Inc. received FDA approval in 2005 for a new drug to treat age-related macular degeneration.

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

MANUFACTURING AND SUPPLY

We currently have a cGMP (current Good Manufacturing Practice) facility in Charlestown, MA for the production of Phase I and Phase II clinical trial materials. We also use third party manufacturers for cGMP production of our product candidates for late stage clinical trials. We have a research and development facility in Gaithersburg, MD and have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates. We believe that much of the production and assay technology that has been developed for BIOBYPASS under a previous corporate collaboration is suitable for our other product development programs.

We intend to continue developing our own product development and manufacturing capability while utilizing third-party contractors where we lack sufficient internal capability. Any plans to expand our internal manufacturing capabilities at either our Charlestown location or our Gaithersburg, Maryland facility including the facilities necessary to manufacture, test, and package an adequate supply of finished products in order to meet our long-term clinical needs will require significant resources and will be subject to ongoing government approval and oversight.

We currently have only one supplier for certain of our manufacturing components, including components necessary for BIOBYPASS and TNFerade. Currently, we procure raw materials, known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Invitrogen/GIBCO. We have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.

MARKETING AND SALES

We continue to explore opportunities for corporate alliances and partners to help develop and ultimately commercialize and market our product candidates. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for some or all aspects of development, manufacturing, marketing and sales of our products that will require broad marketing capabilities and overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for rights to market specific products in particular geographic territories. We presently have all rights to TNFerade, BIOBYPASS and PEDF product candidates

GOVERNMENT REGULATION

Regulation of pharmaceutical products. The development, production and marketing of any pharmaceutical products developed by us or our collaborators will be subject to regulation by United States and non-U.S. governmental authorities. In the United States, new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation both under provisions of that Act and under the Public Health Service Act. The FDA assesses the safety and efficacy of products and regulates, among other things, the testing, manufacture, labeling, storage, record keeping, and advertising and promotion. The process of obtaining FDA approval for a new product is costly and time-consuming.

The steps required by the FDA before our proposed investigational products may be marketed in the United States include:

·	performance of preclinical (animal and laboratory) tests;
·	submission to the FDA of an IND which must become effective before human clinical trials may commence;
·	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product in the intended target population;
·	performance of a consistent and reproducible manufacturing process intended for commercial use;
·	submission to the FDA of a License Application; and
·	FDA approval of the Biologics License Application, or BLA before any commercial sale or shipment of the biologic.

In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA, is subject to FDA inspection and must comply with cGMP regulations. To supply products for use either in the United States or outside the U.S., including clinical trials, U.S. and non-U.S. manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country under reciprocal agreements with the FDA and/or by the FDA.

Preclinical studies may take several years to complete and there is no guarantee that the FDA will permit an IND based on those studies to become effective and the product to advance to clinical testing. Clinical trials may take two to five years to complete and are typically conducted in three sequential phases, which often overlap. After the completion of the required phases, if the data indicate that the drug or biologic product is safe and effective, a License Application is filed with the FDA to approve the marketing and commercial shipment of the drug. This process takes substantial time and effort and the FDA may not accept the License Application for filing, and, even if filed, the FDA might not grant approval. FDA approval of a License Application may take up to two years and may take longer if substantial questions about the filing arise.

In addition to regulatory approvals that must be obtained in the United States, an investigational product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate license application. FDA approval does not assure approval by other regulatory authorities. In addition, in many countries the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

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

EMPLOYEES

As of February 28, 2005, we had 111 full-time employees, 26 of whom hold M.D. or Ph.D. degrees and 35 of whom hold other advanced degrees. Of our total workforce, 92 are engaged primarily in research and development activities and 19 are engaged primarily in business development, finance, marketing and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

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

We have incurred net losses in each year since our inception in December 1992, including a net loss of $19.1 million for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $135.6 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

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

Gene-based medicines and cell transplantation are new and rapidly evolving medical approaches, which have not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based and cell transplantation products to date. In addition, no gene therapy product has received regulatory approval in the United States. We also have only limited data relating to the safety and effectiveness of our product candidates and delivery systems. To date, none of our product candidates has been approved for sale in the United States or elsewhere. We may be unable to develop products or delivery systems that:

·	prove to be safe and effective;
·	meet applicable regulatory standards;
·	are capable of being manufactured at reasonable costs;
·	do not infringe the intellectual property rights of third parties;
·	are superior to products offered by third parties; or
·	can be marketed successfully.

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

·
The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we or our collaborators will obtain regulatory approval for any product we develop. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials of the product and an extensive regulatory approval process implemented by the FDA. To date, the FDA has not approved a gene therapy product for sale in the United States. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Before commencing clinical trials, we must submit to the FDA and receive approval from the FDA of an Investigational New Drug application (“IND”). Clinical trials are subject to oversight by Institutional Review Boards and the FDA. Clinical trials are also subject to:

·	informed consent;
·	good clinical practices (GCP);
·	continuing FDA oversight;
·	potentially large numbers of test subjects; and
·
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

If we or our collaborators are unable to manufacture our product candidates in clinical quantities or, when necessary, commercial quantities, then we will need to rely on third parties to manufacture compounds for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial products. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. There are very few contract manufacturers who currently have the capability to produce our proposed products, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates on a timely basis and at commercially reasonable prices would negatively affect our operations.

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

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier Invitrogen Corporation, for its cell culture medium. The cell culture medium is used to grow the cells within which our product candidates are produced. For supply of late-stage clinical trial materials, we currently are planning to use purification resins from the Applied Biosystems Group of Applera Corporation and the BioSepra S.A. Process Division of Pall Corporation in addition to the one supplier for cell culture medium. We do not currently have supply agreements with any of these suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of the aforementioned raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.

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

Some of our competitors are established companies with greater financial and other resources than we have. We expect that competition in our business will intensify. Our competitors may succeed in:

·	identifying important genes or delivery mechanisms before us;
·	developing products or product candidates earlier than we do;
·	forming collaborations before we do, or precluding us from forming collaborations with others;
·	obtaining approvals from the FDA or other regulatory agencies for such products more rapidly than we do;
·	developing and validating manufacturing processes more rapidly than we do;
·	obtaining patent protection to other intellectual property rights that would limit or preclude our ability to use our technologies or develop products; or
·	developing products that are safer or more effective than those we develop or propose to develop.

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

We rely, in part, on licenses to use some technologies that are material to our business. For example, to create our product candidates, we combine our vectors with genes intended to produce proteins. For our current product candidates, we have secured licenses to use the VEGF121, TNF - alpha, and PEDF genes. We do not own the patents that underlie these licenses. For these genes, we do not control the enforcement of the patents. We rely upon our licensors to properly prosecute and file those patent applications and to prevent infringement of those patents.

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

Our product candidates involve new technologies and therapeutic approaches in the field of gene therapy, which is a new and evolving field. As discussed above, no gene therapy product has received regulatory approval in the United States, and adverse events in this field may negatively affect public perception of our product candidates. Even if our product candidates attain regulatory approval, our success will depend upon the medical community, patients and third party payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective and safe. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments that they are already familiar with and for which greater clinical data may be available. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend our products for a variety of reasons, including the reimbursement policies of government and third-party payors. Further, third-party payors, such as health insurance plans, may be reluctant to authorize and pay for new forms of treatment that they may deem expensive and less-proven that existing treatments. Even if gene therapy products, and our product candidates in particular, are accepted by the medical community and third-party payors, the public in general, or patients in particular, may be uncomfortable with new therapies, including our product candidates, and it could take substantial time for them to accept gene therapy products as a viable treatment alternative, if ever. If gene therapy and our product candidates do not gain widespread acceptance, we may be unable to generate significant revenues, if any, which would adversely affect our results of operations. In addition, even if our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our product candidates or render them obsolete.

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

We, alone or with our collaborators, may be held liable if any product we or our collaborators develop, or any product, which is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of the merit or eventual outcome, product liability claims may result in:

·	withdrawal of product candidates from our clinical trials;
·	withdrawal of our products from the market; if they have been approved;
·	damage to our reputation;
·	costs of litigation;
·	substantial monetary awards to plaintiffs; and
·	decreased demand for our products or product candidates.

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

ITEM 2.  PROPERTIES

We currently lease 42,900 square feet for our corporate offices and research and development laboratories located at 65 West Watkins Mill Road in Gaithersburg, Maryland. The lease expires on November 1, 2009. We have options to extend the term of this lease for an additional fourteen years. We also lease 25,000 square feet for research and development laboratories and manufacturing space located in Charlestown, Massachusetts. The lease expires on October 3, 2006; we have an option to extend the term of the lease for an additional five years. We believe that these facilities are sufficient for our current needs. We have additional space in our current facilities to accommodate our anticipated growth over the next several years.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted by the Company during the quarter ended December 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	PRESENT POSITION WITH THE REGISTRANT

Paul H. Fischer, Ph.D.	55	President and Chief Executive Officer
Jeffrey W. Church	48	Chief Financial Officer, Treasurer and Corporate Secretary
E. Michael Egan	51	Sr. Vice President, Commercial Development
C. Richter King, Ph.D.	50	Sr. Vice President, Research
Bryan T. Butman, Ph.D.	52	Vice President, Quality
Nita U. Patel, Ph.D.	45	Vice President, Regulatory Affairs
Abdellah Sentissi, Ph.D.	55	Vice President, Quality Systems

Paul H. Fischer, Ph.D., serves as our President and Chief Executive Officer and as a director of the Company. Dr. Fischer has served as President and Chief Executive Officer and as a director of the Company since 1996. Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc., (now Antigenics, Inc.) a biotechnology company. Dr. Fischer’s previous experience includes Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company. Dr. Fischer performed post-doctoral research in Pharmacology at Yale University School of Medicine. He was an Assistant Professor of Pharmacology at the University of Missouri School of Medicine and an Associate Professor of Human Oncology at the University of Wisconsin, prior to joining Pfizer. Dr. Fischer received his B.S. in Biology from the University of Denver and his Ph.D. in Pharmacology from the University of California at San Francisco.

Jeffrey W. Church joined the Company in August 1998 and serves as Chief Financial Officer, Treasurer and Corporate Secretary. Prior to joining the Company, he served from September 1997 to August 1998 as Executive Vice President and Chief Financial Officer of Biospherics, Inc., a telecommunications and biotechnology company. Before that Mr. Church was employed with Meridian Medical Technologies, Inc., a medical device/drug delivery company. In addition to his CFO duties at Meridian, Mr. Church was also responsible for one of the company’s three operating units. Previously, Mr. Church spent seven years with PricewaterhouseCoopers as Audit Manager. Mr. Church received his B.S. in Accounting from the University of Maryland and is a Certified Public Accountant.

E. Michael Egan serves as Senior Vice President, Commercial Development. Mr. Egan joined GenVec after having served as Chief Operating Officer for Diacrin Inc., which was acquired by GenVec in August 2003. Mr. Egan has over 15 years experience in business development and laboratory management. During his career, he has been involved in the development of several key business collaborations and partnerships. Mr. Egan was a member of the Board of Directors of Repligen Clinical Partners, LP and Secretary/Treasurer of Repligen Sandoz Research Corporation. Mr. Egan received a BS in Biology from Boston College, Boston, MA and a Certificate of Special Studies in Administration and Management from Harvard University, Boston, MA.

C. Richter King, Ph.D., serves as our Senior Vice President of Research. From May 1998 to December 2004, Dr. King served as our Vice President of New Product Research, an area that he still oversees. Prior to joining GenVec in 1998, Dr. King conducted extensive research into the amplification of the erbB-2 gene, which is associated with common human cancers. Pursuing erbB-2 as a potential target for anticancer therapy, Dr. King directed an experienced research group at the Georgetown University Medical School’s Lombardi Cancer Research Center in Washington, DC, where he served as Associate Professor with the University’s Department of Biochemistry. Previously, Dr. King was the Director of Drug Discovery for Oncologix (now Antigenics, Inc.). Dr. King holds a Ph.D. in Biochemistry from the Johns Hopkins University in Baltimore, MD.

Bryan T. Butman, Ph.D., has served as our Vice President of Quality since March 2002. He joined GenVec in 1999 and previously served as Director of Quality and Analytical Sciences from September 1999 to March 2002. Immediately prior to joining GenVec, Dr. Butman was Executive Director, Diagnostic Product Research and Development with INTRACEL Corporation, a biotechnology company. Dr. Butman has over 20 years of experience in the development, clinical testing, registration and manufacture of medical diagnostic products and in the development of quality control assays for parenteral biopharmaceuticals. Throughout his biotechnology career, Dr. Butman has developed successful products in the areas of cardiovascular disease, oncology, infectious disease and hematology. He has held senior positions within Warner Lambert, AKZO-Nobel, Organon Teknika, PerImmune and INTRACEL. Dr. Butman holds a Ph.D. in Cell Biology from Wayne State University.

Nita U. Patel, Ph.D. joined GenVec in 2004 and serves as Vice President of Regulatory Affairs.  Prior to GenVec, Dr. Patel served as Senior Director of Regulatory Affairs at Baxter Healthcare Corporation and as Vice President of Regulatory Affairs and Quality Systems at Novavax, Inc.  Prior to Novavax, Dr. Patel served as Project Director at MedImmune and was responsible for coordinating both domestic and international filings and communications with regulatory authorities regarding the various products developed and produced by MedImmune, most notably Synagis.  Dr. Patel holds a Bachelor’s degree in biochemistry from Queen Elizabeth College, London and a Ph.D. in yeast genetics from University College London.  Dr. Patel also serves as an adjunct professor of Regulatory Affairs and Biotechnology at Montgomery College, Maryland.

Abdellah Sentissi, Ph.D. serves as Vice President of Quality Systems.  He joined GenVec after having served as Senior Director of Quality Systems for Diacrin Inc., which was acquired by GenVec in August 2003.   Dr. Sentissi has over 18 years experience in quality control and quality assurance of parenteral drugs; design and installation of new GMP facilities; quality assurance and regulatory submission.  During the course of his career in biotechnology, Dr. Sentissi has developed QA/QC Departments, implemented GMP in-house training programs; designed validation programs; and managed the manufacturing of a monoclonal antibody.  He has held increasingly senior positions with Massachusetts Biologic Laboratories and Endocon, Inc.  Dr. Sentissi holds a Ph.D. in Clinical Chemistry from Northeastern University, Boston, MA.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering of common stock on December 12, 2000, our common stock has been traded in the over-the-counter market and is included for quotation on the Nasdaq National Market under the symbol GNVC.

Set forth below is the range of high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the two most recent years:
	HIGH	LOW

First Quarter 2004	$4.39	$3.03
Second Quarter 2004	$4.40	$2.78
Third Quarter 2004	$3.10	$2.01
Fourth Quarter 2004	$2.78	$1.10

First Quarter 2003	$3.20	$1.30
Second Quarter 2003	$3.25	$0.95
Third Quarter 2003	$3.25	$2.00
Fourth Quarter 2003	$4.15	$2.82

As of February 28, 2005, there were approximately 190 holders of record of our common stock. We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

We did not repurchase any equity securities during the last fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2004. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	DECEMBER 31,
	2004	2003	2002	2001	2000
SUMMARY STATEMENTS OF OPERATIONS:
(in thousands, except per share data)
Revenue	$11,853	$10,520	$8,414	$4,417	$13,885
Operating expenses:
Research and development	23,087	23,457	24,352	16,309	15,356
General and administrative	7,886	8,405	9,643	8,749	6,917
Total operating expenses	30,973	31,862	33,995	25,058	22,273
Operating Loss	(19,120)	(21,342)	(25,581)	(20,641)	(8,388)
Other income (loss), net	226	81	(17)	1,545	539
Net loss	$(18,894)	$(21,261)	$(25,598)	$(19,096)	$(7,849)
Basic and diluted net loss per share	$(0.35)	$(0.65)	$(1.17)	$(1.05)	$(2.80)
Shares used in computing basic and diluted net loss per share	54,331	32,963	21,816	18,124	2,808

	AS OF DECEMBER 31,
	2004	2003	2002	2001	2000
SUMMARY BALANCE SHEET DATA:
(in thousands)
Cash, cash equivalents and short-term
investments	$30,763	$26,523	$17,652	$19,930	$39,790
Working capital	26,021	20,636	12,471	17,017	35,837
Long-term investments	2,302	13,438	2,708	21,988	6,682
Total assets	44,071	52,684	31,085	51,366	57,179
Long-term debt, less current portion	3,264	4,539	5,921	5,088	6,026
Accumulated deficit	(135,594)	(116,700)	(95,439)	(69,841)	(50,745)
Total stockholders' equity	30,481	37,026	15,629	40,128	44,316

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The discussion and analysis of GenVec's financial condition and results of operations are based upon GenVec's financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, GenVec evaluates its estimates using authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Significant accounting policies are more fully described in Note 2 to GenVec's financial statements included in this annual report on Form 10-K.

GenVec believes the following accounting policies to be critical because they require significant estimates or judgment on the part of management:

Revenue Recognition. Research and development (R & D) revenue, from cost-reimbursement and cost-plus agreements, are recognized as earned based on the performance requirements of the contract. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels. Non-refundable R & D fees for which no further performance obligations exist are recognized when collection is assured. Contract and upfront license payments where GenVec has continued involvement through a research or development collaboration are recognized ratably over the contract period. Revenue associated with performance milestones are recognized based on achievement of the milestones as defined in the respective agreements.

In accordance with Staff Accounting Bulletin 104, GenVec has deferred recognition of up-front contract or license payments received under its collaboration and license agreements and has amortized the related unearned revenues over the terms of the collaboration agreements, generally ranging from two to four years. GenVec's results of operations included $435,000, $98,000 and $-0- during the years ended December 31, 2004, 2003 and 2002, of amortization of these upfront contract and license fees which were received in prior years. As of December 31, 2004, GenVec had unearned upfront contract and license fees of $1.1 million related to the Terumo agreement acquired in the business combination consummated in August 2003. As of December 31, 2004 and 2003, GenVec had unearned revenue related to other contracts of $2.1 million and $1.3 million, respectively.

Clinical Trial Expenses and Research and Development Activities: GenVec is currently focused on the development of four therapeutic product candidates, TNFerade, BIOBYPASS, PEDF and Cell Transplantation Therapy for cardiac repair which are in various stages of clinical trials. Clinical trial expenses are payable to clinical sites and core laboratories. Expenses for clinical sites are accrued ratably over the treatment period based on the number of patients treated for each trial. We estimate these costs at the commencement of the trial based on prior experience and expected timing of the treatment. At the completion of each trial, we record an adjustment equal to the difference between the estimated amounts and the actual amounts. Expenses for core laboratories are recognized as incurred.

The expenditures that will be necessary to execute GenVec's business plan are subject to numerous uncertainties, which may adversely affect its liquidity and capital resources. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. GenVec estimates that clinical trials of the type GenVec generally conducts are typically completed over the following timelines:

Clinical Phase	Estimated Completion Date
Phase I.......................................................................................	1 - 2 years
Phase II......................................................................................	1 - 3 years
Phase III.....................................................................................	2 - 4 years

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

·	the number of patients that ultimately participate in the trial;
·	the duration of patient follow-up that seems appropriate in view of the results;
·	the number of clinical sites included in the trials; and
·	the length of time required to enroll suitable patient subjects

GenVec tests potential product candidates in numerous pre-clinical studies to identify indications for which they may be product candidates. GenVec may conduct multiple clinical trials to cover a variety of indications for each product candidate. As GenVec's obtains results from trials, GenVec may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus its resources on more promising product candidates or indications.

An element of GenVec's business strategy is to pursue the research and development of a range of product candidates for a variety of indications. This is intended to allow GenVec to diversify the risks associated with its research and development expenditures. As a result, GenVec believes its future capital requirements and its future financial success are not substantially dependent on any one product candidate. To the extent GenVec is unable to maintain a broad range of product candidates, GenVec's dependence on the success of one or a few product candidates would increase.

GenVec's product candidates also have not yet received FDA regulatory approval, which is required before GenVec can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that GenVec's clinical data establish safety and efficacy. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologies have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Furthermore, GenVec's business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of GenVec's product candidates. In the event that third parties take over the clinical trial process for one or more of GenVec's product candidates, the estimated completion date would largely be under the control of that third party rather than GenVec. GenVec cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect GenVec's development plan or capital requirements. GenVec's programs may also benefit from subsidies, grants or government or agency-sponsored studies that could reduce GenVec's development costs.

As a result of the uncertainties discussed above, among others, GenVec is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. GenVec's inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force GenVec to seek additional, external sources of financing from time to time in order to continue with its business strategy. GenVec's inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business.

TNFerade, GenVec's lead cancer product candidate has received FDA clearance to enter a randomized, placebo controlled Phase II trial for the treatment of locally advanced pancreatic cancer. GenVec has incurred approximately $35 million of expenses on the development of this product candidate since the commencement of this program in 1999. These costs include research, development, clinical trials and clinical supply costs, including an allocation of corporate general and administrative expenses. GenVec expects to continue to expend substantial additional amounts for the clinical development of TNFerade.

BIOBYPASS has completed two Phase II trials in two separate indications - coronary artery disease and peripheral vascular disease. In May 2002, GenVec completed a randomized, controlled study of 67 patients with severe coronary artery disease and no treatment options demonstrating that these "no option" patients benefited when they received BIOBYPASS. In January 2003, GenVec reported that its 107 patient, randomized, placebo-controlled Phase II clinical trial of BIOBYPASS for the treatment of peripheral vascular disease failed to meet its clinical endpoints due primarily to an unexpectedly large placebo response. Since commencement of the research and development program of BIOBYPASS in 1996, through December 31, 2004, GenVec has incurred approximately $46.7 million in research, development and clinical costs, including an allocation of corporate general and administrative expenses. From July 1997 until July 2002, the development of BIOBYPASS was subject to a Research, Development and Collaboration Agreement with The Warner Lambert Company, a subsidiary of Pfizer, Inc., whereby GenVec received approximately $62.6 million in non-refundable research and development funding, milestone payments, equity purchases and license fees. GenVec intends to seek strategic alliances with other organizations to continue the clinical development of BIOBYPASS. In January 2004, the Company entered into a research collaboration with Cordis Corporation, a Johnson & Johnson company, to conduct a randomized, double blind, placebo controlled study using BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. Clinical benefit will be assessed in multi-center study, which has been recently initiated in Europe and is expected to enroll up to 129 patients with severe heart disease. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply all clinical material and Cordis will provide the NOGASTAR and MYOSTAR mapping and injection catheters and training to the interventional cardiologists conducting the trial. GenVec retains commercial rights to BIOBYPASS and Cordis retains all commercial rights to the NOGASTAR mapping catheters and MYOSTAR injection catheters. GenVec anticipates that it will share the risks and costs of development by partnering this program, which it expects may require granting commercialization rights to collaborators.

PEDF has completed an initial Phase I trial for the treatment of advanced, wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50. GenVec has initiated a Phase I study to evaluate PEDF in patients with less severe macular degeneration. Since commencement of the program in 2000 through December 31, 2004, GenVec has incurred approximately $18 million in research, development and clinical costs, including an allocation of corporate general and administrative expenses. GenVec intends to seek strategic alliances with other organizations to continue the clinical development of PEDF. GenVec anticipates that it will share the risks and costs of development by partnering this program, which it expects may require granting commercialization rights to its collaborators.

Cell Transplantation Therapy for cardiac disease is currently in Phase I clinical testing. GenVec estimates, that from 1990 through December 31, 2004, an estimated $18 million to $23 million has been spent on the development of this product candidate, primarily in research and development expenses, including an allocation of corporate general and administrative expenses. GenVec intends to seek strategic alliances with other organizations to continue the clinical development of Cell Transplantation Therapy. GenVec anticipates that it will share the risks and costs of development by partnering this program, which it expects may require granting commercialization rights to its collaborators.

GenVec is also developing therapeutic vaccines for the treatment of life-threatening viruses. GenVec is currently collaborating with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of preventative vaccines for HIV, SARS, malaria and dengue virus. Each of these vaccine candidates will be evaluated in clinical trials sponsored by the respective organizations. Research and development activities performed by GenVec are subject to statements of work and approved budgets under fixed price or cost-plus, fixed fee contracts. Since commencement of these vaccine development programs in 2002 through December 31, 2004, GenVec has incurred approximately $23.5 million in research and development costs, including an allocation of corporate general and administrative expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the second half of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Financial Statements for the pro forma net income and net income per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant adverse impact on our statements of operations and net income per share.

See Note 2 in our Notes to Financial Statements for information regarding other recent accounting pronouncements.

OVERVIEW

We are clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies that produce medically beneficial proteins at the site of disease. GenVec combines its patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade for cancer, BIOBYPASS for heart disease and PEDF for eye disease. Using the same patented gene transfer technology, GenVec is also collaborating with the U.S. Government and Malaria Vaccine Initiative (MVI) for the development of vaccine candidates for HIV, SARS, malaria and dengue virus.

GenVec will focus on the clinical development of TNFerade and seek collaborative partners to advance the development of our BIOBYPASS and Cell Transplantation Therapy programs for heart disease and PEDF product candidate for the prevention of blindness. If GenVec enters into collaborative licensing and/or funded research arrangements, operating expenses would increase commensurate with the increased revenues from such arrangements.

To date, none of GenVec's proprietary or collaborative programs has resulted in a commercial product; therefore, GenVec has not received any revenues or royalties from the sale of products by GenVec or by GenVec's collaborators. GenVec has funded its operations primarily through public and private placements of equity securities, payments received under collaborative programs with other companies and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2004, had an accumulated deficit of approximately $135.6 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, facility costs, professional fees and other corporate expenses including business development and general legal activities.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

REVENUE

Revenue. Revenue increased 13 percent to $11.9 million in 2004 from $10.5 million in 2003 primarily from an increase of $1.2 million in research activities under our funded vaccine programs with the National Institute of Health (NIH) and the Malaria Vaccine Initiative (MVI) and a $641,000 increase in NIH funded research grants, which help support further development of our core technologies. These increases were partially offset by a temporary decline of approximately $800,000 under our funded vaccine development program with the Navy Medical Research Center.

OPERATING EXPENSES

Research and development. Research and development expenses decreased slightly from $23.5 million in 2003 to $23.1 million in 2004. Research and development expenditures were focused on internal product development efforts around the continuing clinical development of TNFerade and PEDF and the Company’s funded vaccine programs with The Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institute of Health and PATH’s Malaria Vaccine Initiative. Offsetting these costs were lower levels of expenditures related to the BIOBYPASS Phase II trials for coronary artery disease and decreased activities conducted under our funded vaccine development program with the Navy Medical Research Center.

General and administrative. General and administrative expenses decreased 6 percent to $7.9 million in 2004 from $8.4 million in 2003. This reflects a $1.2 million decrease in severance cost incurred in April 2003 as part of our workforce reduction/cost control program, partially offset by increases during 2004 in fees related to intellectual property, recruiting and compliance with new regulations promulgated under the Sarbanes-Oxley Act of 2002.

OTHER INCOME (EXPENSE)

Other income (expense), consisting primarily of interest income and investment gains or losses offset by interest expense, increased from $81,000 in other income in 2003 to $226,000 in other income in 2004. This increase was primarily due to a $222,000 increase in interest income generated, in part, from the $11.7 million net proceeds of our equity financing completed April 16, 2004 and a $100,000 decrease in interest expense stemming from debt repayments of $1.5 million; these 2004 factors were partially offset by a $178,000 gain on sale of a security reported in 2003.

YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUE

Revenue. Revenue, excluding related party revenue, increased 83 percent to $10.5 million in 2003 from $5.7 million in 2002 primarily from an increase of $4.6 million in funded research activities under our funded vaccine programs with the National Institute of Health and the U.S. Naval Medical Research Center.
Revenue - related party. Revenue - related party was $2.7 million in 2002 from the BIOBYPASS collaboration with the Warner-Lambert Company/Pfizer, Inc. We did not receive any related party revenues in 2003 due to the termination of our collaboration with Warner-Lambert during 2002.

OPERATING EXPENSES

Research and development. Research and development expenses decreased slightly from $24.4 million in 2002 to $23.5 million in 2003. Research and development expenditures were focused on internal product development efforts around the continuing clinical development on TNFerade and PEDF and the expansion of the Company's funded vaccine program with The Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institute of Health. Offsetting these increases were lower levels of expenditures related to the BIOBYPASS Phase II trials for coronary artery disease and peripheral vascular disease which were completed in late 2002 and reduced spending resulting from the restructuring efforts described below.

General and administrative. General and administrative expenses decreased 13 percent to $8.4 million in 2003 from $9.6 million in 2002. This decrease reflects our efforts to reduce outside costs and also the workforce reduction as a part of our cost reduction program announced on April 23, 2003. Expenses included a $1.2 million charge for severance and termination costs related to the workforce reduction referred to above.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for the foreseeable future until one or more of our product candidates are commercialized. As of December 31, 2004, we held $33.1 million in cash and investments as compared to approximately $40.0 million at December 31, 2003. Net cash used in operating activities was $16.1 million in 2004 compared with $19.6 million used in 2003. Net cash provided by financing activities was $10.6 million in 2004, primarily reflecting proceeds of $11.7 million from issuance of stock, $403,000 from purchases under stock incentive programs, offset by debt payments of $1.5 million. Net cash provided by investing activities was approximately $5.6 million in 2004, which consisted principally of the net proceeds of the maturity of investment securities offset by the purchase of property and equipment. As of December 31, 2004, our working capital was approximately $26.0 million compared to $20.6 million at December 31, 2003; this increase primarily reflects a $5.4 million increase in cash and equivalents and short-term investments resulting from a shortening of the average maturity of our invested securities commensurate with projected liquidity needs.

Historically, we have contracted with various academic institutions and research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses. We also utilize different financing instruments, such as debt and capital and/or operating leases, to finance various equipment and facility needs. Our external research, clinical study and financing commitments are summarized in the following table:

	Payments Due by Period (000's)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$4,474	$1,210	$2,457	$807	$--
Capital Lease Obligations	17	17	--	--	--
Operating Leases	6,043	1,635	2,939	1,469	--
Total Contractual Obligations	$10,534	$2,862	$5,396	$2,276	$--

We expect our revenue for the next several years to consist primarily of payments under corporate collaborations, government grants and contracts and interest income. In order to reduce our operating expenses, we intend to focus our resources on our lead product candidate, TNFerade, for the treatment of cancer. We previously announced a collaboration with Cordis Corporation to conduct further clinical studies of our cardiovascular product candidate, BIOBYPASS. With respect to our other product candidates, including Cell Transplantation Therapy and PEDF, we will seek to form strategic alliances with other companies pursuant to which we will share the risks and costs of development. We also will continue to look for funded research collaborations to help offset our future losses from operations. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.

We also will continue to seek capital through the public or private sale of securities. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development or clinical programs.

We believe that our cash reserves and anticipated cash flow from our current collaborations will be sufficient to support our operations for approximately 2 years. Without new collaborations, government grants or contracts, or additional equity financing, we would use approximately $15 - $17 million in cash over the next twelve months, including approximately $1.0 million for capital expenditures and $2.9 million in contractual obligations reflected in the table above. We expect that significant additional financing will be required in the future, which we may seek through public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives.

As of December 31, 2004, our net operating loss carry forwards were approximately $186.3 million. If not utilized, our loss carry forwards will expire at various dates through 2024. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations may have been triggered as a result of past or future financings. This annual limitation may result in the expiration of certain net operating losses before their use.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2004, we had cash and cash equivalents and short-term and long-term investments of $33.1 million as follows:

Cash and cash equivalents	$ 5.4 million
Short-term investments	$ 25.4 million
Long-term investments	$ 2.3 million

Our exposure to market risk is confined to our cash and cash equivalents, which consist of commercial paper having maturities of less than one year, and our investment portfolio. We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2004, securities totaling $25.4 million mature in 2005 and $2.3 million mature in 2006. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

At December 31, 2004, we had an outstanding industrial revenue bond payable of $3.1 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.68 percent plus a remarketing fee. As of December 31, 2004, the fair value of the interest rate swap, excluding accrued interest, was $239,000. We also have outstanding loans and capital lease obligations totaling $1.4 million at fixed interest rates ranging from 5.0 percent to 12.1 percent. Principal and interest on these loans is due and payable monthly.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F below for a list of the financial statements being filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Office and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GenVec have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item, with the exception of information on our executive officers, which appears under "Executive Officers of the Registrant", is incorporated by reference from our Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item, with the exception of information relating to compensation plans under which equity securities of the Registrant are authorized for issue, which appears below, is incorporated by reference from our Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2004:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	4,785,215	$ 3.20	1,820,938
Equity compensation plans not approved by security holders	--	--	--
Total	4,785,215	$ 3.20	1,820,938

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1)  Financial Statements - See index to Financial Statements on page F below for a list of the financial statements being filed herein.

(2)  Financial Statement Schedules - All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(3)  Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended & Restated Certificate of Incorporation of GenVec, Inc. (8)
3.1(a)	Certificate of Designation of the Series A Junior Participating Preferred Stock. (8)
3.2	Amended & Restated Bylaws of GenVec, Inc. (1)
4.1
Rights Agreement dated as of September 7, 2001 between the Registrant and American Stock Transfer & Trust Company, the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto. (4)

4.2	Stock Purchase Agreement dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant. (5)
4.3	Investor Rights Agreement, dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant. (5)
10.1	Form of Indemnification Agreement for Directors and Officers. (1)
10.2	2002 Stock Incentive Plan.* (6)
10.3	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.* (2)
10.4	2000 Employee Stock Purchase Plan, and form of agreement thereunder.* (1)
10.5	Amended and Restated 2000 Director Option Plan.* (7)
10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Registrant. (1)
10.7	New Collaboration Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries, Ltd. and the Registrant. + (8)
10.8	New Commercialization Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries Ltd. and the Registrant.+ (8)
10.9	License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Registrant (12)
10.11	Amended and Restated Exclusive License Agreement dated March 18, 2002 between Cornell University and the Registrant.+ (8)
10.12	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Registrant and Cornell Research Foundation, Inc. (8)
10.13	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Registrant. (1)
10.14	Amended and Restated Registration Rights Agreement dated December 2, 1998 between the Registrant and certain stockholders. (1)
10.15	Patent License Agreement dated January 8, 2000 between the Registrant and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000 (12).
10.16	Patent License Agreement dated December 20, 2000 between the Registrant and Northwestern University. (3)
10.17	Salary Continuation Agreement between the Registrant and Paul H. Fischer dated October 15, 2002. *(8)
10.18	Change in Control Agreement between the Registrant and Paul H. Fischer dated October 15, 2002. *(8)
10.19	Salary Continuation Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002. *(8)
10.20	Change in Control Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002. *(8)

10.21	Form of Salary Continuation Agreement between the Registrant and other executive officers and senior staff dated October 15, 2002. *(8)
10.22	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003 (12).
10.23
Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002. (7) +

10.24	Sublease dated January 24, 1991 by and among Diacrin and Building 79 Associated Limited Partnership and Building 96 Associates Limited Partnership. (10)
10.25	Amendment to Sublease dated April 30, 2002. (11)
10.26	Research Collaboration Agreement between Cordis Corporation and the Company dated as of December 22, 2003+ (12).
10.27	Summary of GenVec, Inc. Annual Bonus Plan * (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed herewith).
32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350 (filed herewith).
32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350 (filed herewith).

___________________

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

(10) Incorporated by reference from Diacrin, Inc. Form 10-K, as amended. (File No. 0-20139) filed on April 29, 1992.

(11) Incorporated by reference from Diacrin, Inc. Form 10-K (File No. 0-20139) filed on March 26, 2003.

(12) Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on
       March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GenVec, Inc

Date: March 15, 2005	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President, Chief Executive Officer and Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE

/s/ Paul Fischer, Ph.D.	President, Chief Executive Officer and Director	March 15, 2005
Paul H. Fischer, Ph.D	(Principal Executive Officer)

/s/ Jeffrey W. Church	Chief Financial Officer, Treasurer & Secretary
Jeffrey W. Church	(Principal Financial and Accounting Officer)	March 15, 2005

*	Director
Barbara Hackman Franklin		March 15, 2005

*	Director
Thomas Fraser, Ph.D.		March 15, 2005

*	Director
Wayne T. Hockmeyer, Ph.D.		March 15, 2005

*	Director
Zola Horovitz, Ph.D.		March 15, 2005

*	Director
William N. Kelley, M.D.		March 15, 2005

*	Director
Stelios Papadopoulos, Ph.D.		March 15, 2005

*	Director
Joshua Ruch		March 15, 2005

*	Director
Harold R. Werner		March 15, 2005

GenVec, Inc.

By: */s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
Attorney-in-Fact

EXHIBIT 10.27

DESCRIPTION OF GENVEC, INC. 2005 ANNUAL BONUS CRITERIA
AND 2004 ANNUAL BONUSES TO EXECUTIVE OFFICERS

As reported in the Registrant’s Definitive Proxy Statement, dated April 27, 2004, under the caption, “Compensation Committee Report,” all employees, including named executive officers, are eligible for annual bonuses. The bonus for all employees and executive officers, except for the President and Chief Executive Officer, is based on the achievement of pre-determined (i) individual goals and (ii) corporate goals. Each year, a maximum bonus pool is set aside for possible distribution as bonuses in the first quarter of the next fiscal year.

2005 annual bonuses will be determined by the achievement of both individual goals and corporate goals, each of which will be given 50% weight in determining the annual bonus. Based upon individual performance and accomplishments, the Compensation Committee will award discretionary bonuses that fall within ranges established by the Compensation Committee at the start of the year. Such ranges are based on a range of percentages of employee’s salary, with those with higher salary grades being eligible for a higher percentage of their salary to be paid as a bonus. Individual goals are established for each employee subsequently evaluated in each individual’s performance review. Corporate goals for 2005 relate to financing activities, progress in product development programs, the establishment of new strategic alliances, and other business development initiatives. Certain of these goals carry a higher weighting than others. The bonus for the President and Chief Executive Officer is determined exclusively by satisfaction of the corporate goals.

The Compensation Committee has approved bonuses for 2004 and awarded the following bonus payments in the first quarter of 2005 to the Company’s named executive officers:

Name and Principal Position	2004 Bonus Payment

Paul H. Fischer, Ph.D.	$64,014
CEO and President

Jeffrey W. Church	$28,659
CFO, Treasurer and Corporate Secretary

E. Michael Egan	$29,391
Senior Vice President, Commercial Development

C. Richter King, Ph.D.	$37,318
Senior Vice President Research

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders:
GenVec, Inc.:

We consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-101963 and No. 333-76886), on Form S-4 (No. 333-105320) and the related post-effective amendments thereto, and on Form S-8 (File No. 333-110446, No. 333.55590, No. 333-55586 and No. 333-55584) of GenVec, Inc. of our reports dated March 15, 2005, with respect to (1) the balance sheets of GenVec, Inc., as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004, (2) management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and (3) the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004 annual report on Form 10-K of GenVec, Inc.

/s/KPMG LLP

Baltimore, Maryland
March 15, 2005

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors (each, a “Signatory”) of GenVec, Inc., a corporation organized under the laws of the state of Delaware (the “Company”), hereby constitutes and appoints Paul H. Fischer, Jeffrey W. Church and Steven Kaplan (each, an “Agent”, and collectively, “Agents”) or any of them, his true and lawful attorney-in-fact and agent for and in his name, place and stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, may lawfully do or cause to be done by virtue hereof.

This Power of Attorney may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which constitute but one and the same instrument.

Signature /s/Paul H. Fischer	Title	Date
Paul H. Fischer, Ph.D. /s/Jeffrey W. Church	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
Jeffrey W. Church /s/Barbara Hackman Franklin	Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)	March 15, 2005
Barbara Hackman Franklin /s/Thomas Fraser, Ph.D.	Director	March 15, 2005
Thomas Fraser, Ph.D. /s/Wayne T. Hockmeyer, Ph.D.	Director	March 15, 2005
Wayne T. Hockmeyer, Ph.D. /s/Zola Horovitz, Ph.D.	Director	March 15, 2005
Zola Horovitz, Ph.D. /s/William N. Kelley, M.D.	Director	March 15, 2005
William N. Kelley, M.D. /s/Stelios Papadopoulos, Ph.D.	Director	March 15, 2005
Stelios Papadopoulos, Ph.D. /s/Joshua Ruch	Director	March 15, 2005
Joshua Ruch /s/ Harold R. Werner	Director	March 15, 2005
Harold R. Werner	Director	March 15, 2005

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul H. Fischer, Ph.D., certify that:

1. I have reviewed this annual report on Form 10-K of GenVec, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;

b.)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.)
Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.)
Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent functions):

a.)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b.)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: March 15, 2005

/s/ Paul H Fischer Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffrey W. Church, certify that:

1. I have reviewed this annual report on Form 10-K of GenVec, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;

b.)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.)
Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.)
Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent functions):

a.)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b.)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: March 15, 2005

/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer
& Corporate Secretary

Exhibit 32.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GenVec, Inc. (the “Registrant”) on Form 10-K as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul H. Fischer, as President and Chief Executive Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant for the dates and periods covered by the Report.

This certificate is being made for the exclusive purpose of compliance by the Chief Executive Officer of the Company with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and may not be disclosed, distributed or used by any person or for any reason other than as specifically required by law.

A signed original of this written statement required by Section 906 has been provided to GenVec, Inc. and will be retained by GenVec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 15, 2005

/s/ Paul H Fischer Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GenVec, Inc. (the “Registrant”) on Form 10-K as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey W. Church, as Chief Financial Officer, Treasurer and Corporate Secretary of the Registrant, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant for the dates and periods covered by the Report.

This certificate is being made for the exclusive purpose of compliance by the Chief Financial Officer of the Company with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and may not be disclosed, distributed or used by any person or for any reason other than as specifically required by law.

A signed original of this written statement required by Section 906 has been provided to GenVec, Inc. and will be retained by GenVec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 15, 2005

/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer
& Corporate Secretary

GENVEC, INC.
INDEX TO FINANCIAL STATEMENTS

PAGE NO.
Reports of Independent Registered Public Accounting Firm	F-1 to F-2
Statements of Operations—Years Ended December 31, 2004, 2003 and 2002	F-3
Balance Sheets as of December 31, 2004 and 2003	F-4
Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002	F-5
Statements of Stockholders' Equity and Comprehensive Loss —Years Ended December 31, 2004, 2003 and 2002	F-6
Notes to Financial Statements	F-7 to F-22

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of Form 10-K, that GenVec, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GenVec, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that GenVec, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, GenVec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GenVec, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Baltimore, Maryland
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GenVec, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
March 15, 2005

GENVEC, INC. STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
Years ended December 31,	2004	2003	2002
Revenue (Note 8):
Revenue from strategic alliances and research contracts	$11,853	$10,520	$5,738
Revenue - related party	--	--	2,676
Total revenue	11,853	10,520	8,414
Operating expenses:
Research and development	23,087	23,457	24,352
General and administrative	7,886	8,405	9,643
Total operating expenses	30,973	31,862	33,995
Operating loss	(19,120)	(21,342)	(25,581)
Other income (loss):
Interest income	612	389	1,000
Interest expense	(386)	(486)	(531)
Investment gain (loss)	--	178	(486)
Total other income (loss), net	226	81	(17)
Net loss	$(18,894)	$(21,261)	$(25,598)
Basic and diluted net loss per share	$(0.35)	$(0.65)	$(1.17)
Shares used in computation of basic and diluted net loss per share	54,331	32,963	21,816

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC. BALANCE SHEETS
(in thousand)
As of December 31,	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,366	$5,217
Short-term investments (Note 4)	25,397	21,306
Accounts receivable	1,544	1,822
Prepaid expenses and other	1,821	1,591
Bond sinking fund (Note 7)	276	258
Total current assets	34,404	30,194
Property and equipment, net (Notes 5 and 7)	5,418	6,991
Long-term investments (Note 4)	2,302	13,438
Other assets	65	80
Intangible assets	1,882	1,981
Total assets	$44,071	$52,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$1,227	$1,462
Accounts payable	1,622	1,641
Accrued clinical trial expenses	1,364	1,462
Accrued other expenses	2,128	2,202
Unearned revenue	2,042	2,791
Total current liabilities	8,383	9,558
Long-term debt, less current portion (Note 7)	3,264	4,539
Other liabilities (Note 7)	1,943	1,561
Total liabilities	13,590	15,658
Commitments (Notes 7 and 9)
Stockholders' equity (Notes 8 and 10):
Common stock, $0.001 par value, 100,000 shares authorized in 2004 and 2003; 55,588 and 51,350 shares issued in 2004 and 2003; 55,588 and 51,279 shares outstanding in 2004 and 2003	56	51
Additional paid-in capital	166,656	154,561
Deferred compensation (Note 10)	(382)	(611)
Accumulated other comprehensive loss (Notes 4, 7 and 12)	(255)	(275)
Accumulated deficit	(135,594)	(116,700)
Total stockholders' equity	30,481	37,026
Total liabilities and stockholders’ equity	$44,071	$52,684

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC. STATEMENTS OF CASH FLOWS
(in thousands)
Years ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net loss	$(18,894)	$(21,261)	$(25,598)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,813	2,608	2,118
Stock option and warrant compensation (Note 10)	229	1,176	1,546
(Gain) loss on investments	--	(178)	486
Change in accounts receivable	278	(898)	(924)
Change in accounts payable and accrued expenses	(193)	(1,696)	2,728
Change in unearned revenue	25	746	20
Change in other assets and liabilities, net	678	(125)	(662)
Net cash used in operating activities	(16,064)	(19,628)	(20,286)
Cash flows from investing activities:
Purchases of property and equipment	(242)	(568)	(1,515)
Cash acquired in acquisition, net of transaction costs of $2,445 (Note 3)	--	4,828	--
Purchases of investment securities	(27,573)	(19,174)	(22,280)
Proceeds from sale and maturity of investment securities	33,394	33,181	32,750
Net cash provided by investing activities	5,579	18,267	8,955
Cash flows from financing activities:
Proceeds from issuance of common stock, net (Note 10)	12,099	3,450	187
Proceeds from debt borrowings	29	--	2,500
Payments of long-term debt (Note 7)	(1,494)	(1,469)	(1,275)
Net cash provided by financing activities	10,634	1,981	1,412
Net change in cash and cash equivalents	149	620	(9,919)
Beginning balance of cash and cash equivalents	5,217	4,597	14,516
Ending balance of cash and cash equivalents	$5,366	$5,217	$4,597
Supplemental disclosure of cash flow information:
Cash paid for interest	$335	$388	$516
Supplemental disclosure of non-cash investing activities:
Property and equipment financed by capital leases	$29	$50	$163

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
Years ended December 31, 2004, 2003 and 2002	Common Stock Shares Amount		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comp-rehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2001	21,781	$22	$112,798	$(3,146)	$295	$(69,841)	$40,128
Comprehensive loss:
Net loss	--	--	--	--	--	(25,598)	(25,598)
Unrealized change in investments, net	--	--	--	--	(405)	--	(405)
Unrealized change in cash flow derivative, net	--	--	--	--	(229)	--	(229)
Total comprehensive loss							$(26,632)
Common stock issued under stock incentive plans	198	--	187	--	--	--	187
Deferred compensation charge resulting from stock options and warrants	--	--	(10)	1,556	--	--	1,546
Balance, December 31, 2002	21,979	$22	$112,975	$(1,590)	$(339)	$(95,439)	$15,629
Comprehensive loss:
Net loss	--	--	--	--	--	(21,261)	(21,261)
Unrealized change in investments, net	--	--	--	--	(105)	--	(105)
Unrealized change in cash flow derivative, net	--	--	--	--	169	--	169
Total comprehensive loss							$(21,197)
Common stock issued under shelf registration, net of issuance costs of $13	757	1	1,848	--	--	--	1,849
Common stock issued in connection with acquisition	27,665	27	38,504	(563)	--	--	37,968
Common stock issued under stock incentive plans	949	1	1,600	--	--	--	1,601
Deferred compensation charge resulting from stock options	--	--	(366)	1,542	--	--	1,176
Balance, December 31, 2003	51,350	$51	$154,561	$(611)	$(275)	$(116,700)	$37,026
Comprehensive loss:
Net loss	--	--	--	--	--	(18,894)	(18,894)
Unrealized change in investments, net	--	--	--	--	(137)	--	(137)
Unrealized change in cash flow derivative, net	--	--	--	--	157	--	157
Total comprehensive loss							$(18,874)
Common stock issued under shelf registration, net of issuance costs of $13	4,000	4	11,693	--	--	--	11,697
Common stock held in treasury cancelled	(70)	0	0	--	--	--	--
Common stock issued under stock incentive plans	308	1	402	--	--	--	403
Deferred compensation charge resulting from stock options	--	--	--	229	--	--	229
Balance, December 31, 2004	55,588	$56	$166,656	$(382)	$(255)	$(135,594)	$30,481
The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec or the Company) is a clinical-stage biopharmaceutical company developing innovative therapeutics to treat serious and life-threatening diseases, including cancer, heart disease and diseases of the eye. Our most advanced product candidates are:

·	TNFeradeTM, which has entered the randomized, controlled portion of a Phase II trial for the treatment of locally advanced pancreatic cancer;
·
BIOBYPASS®, which is currently in a Phase II trial for the treatment of severe coronary artery disease. The Company previously completed a randomized, controlled study of 67 patients with severe coronary artery disease using a cardiac surgical procedure.

·	PEDF, which is currently in a Phase IB trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50; and
·	Cell transplantation therapy, which is currently in Phase I trials for the treatment of congestive heart failure.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

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

(e) INTANGIBLE ASSETS

FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142) requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimable residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company amortizes such intangible assets, which consist of patent rights, over the estimated useful life of the patents which approximates 20 years.

(f) REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Under SAB 104, we recognize revenues when a contract is executed, the contract price is fixed and determinable, funding has been received (in the case of federal government contracts), delivery of the service or products has occurred, and collectibility of the contract price is considered probable. Upfront non-refundable fees are recognized over the period in which we complete performance obligations when such fees are received in conjunction with an agreement that includes such performance obligations. Revenue associated with performance milestones is recognized based on achievement of the milestones as defined in the respective agreements. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Research and development revenue from cost-reimbursement and cost-plus fixed fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, costs, billing factors (e.g. indirect rate estimates), or measurements in the extent of progress toward completion are changes in accounting estimates accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels.

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

Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma costs of these options granted have been calculated using the Black-Scholes option pricing model and assuming the following for each of the three years ended December 31, 2004, 2003 and 2002: expected volatility of 75 percent, 102.81 percent and 105.90 percent; risk free interest rate of 2.51 percent, 2.54 percent and 3.04 percent; expected lives of four years and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $1.64 per share in 2004, $1.24 per share in 2003 and $2.48 per share in 2002. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested awards in each year (in thousands, except per share data):

	2004	2003	2002
Net loss - as reported	$(18,894)	$(21,261)	$(25,598)
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(713)	(484)	(953)
Net loss - pro forma	$(19,607)	$(21,745)	$(26,551)
Basic and diluted loss per share - as reported	$(0.35)	$(0.65)	$(1.17)
Basic and diluted loss per share - pro forma	$(0.36)	$(0.66)	$(1.22)

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

(p) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004, or FAS 123R), "Share-Based Payment," effective beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We will be required to implement FAS 123R no later than the quarter that begins July 1, 2005. Our adoption will be applied on a modified prospective basis. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of its adoption at this time. These methodologies and assumptions may be different than those currently employed by the company in applying FAS 123, outlined in the "Stock Option Plans and Employee Stock Purchase Plan" section of this note. We expect that the adoption of FAS 123R will have a material adverse impact on our reported results of operations.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 ("EITF 02-14"), "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which superseded Staff Accounting Bulletin No. 101 ("SAB 101") , "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101, as they apply to us, remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position, results of operations or cash flows.

(3) BUSINESS ACQUISITION

On August 21, 2003, the Company and Diacrin consummated the business combination that was jointly announced in April 2003 under which GenVec acquired Diacrin through an exchange of stock. Under the terms of the agreement, each share of Diacrin Common Stock was exchanged for 1.5292 shares of GenVec Common Stock in a transaction intended to qualify as a tax-free reorganization. Based on GenVec’s average closing per share price of $1.28 for a five-day period around April 15, 2003 (the date the transaction was announced), the transaction was valued at approximately $38.5 million. At the time of closing, GenVec’s existing shareholders owned approximately 45.4 percent and Diacrin’s original shareholders owned approximately 54.6 percent of the combined company. The difference between the cash and cash equivalents acquired in the acquisition of $7.3 million and the transaction costs incurred of $2.4 million is presented in the Statements of Cash Flows as cash provided by investing activities. The difference between the cash and cash equivalents acquired in the acquisition of $7.3 million and the cost incurred of $2.4 million is presented in the Statements of Cash Flows as cash from investing activities. The Company is the acquirer and the transaction was accounted for under the purchase method pursuant to SFAS No. 141, “Business Combinations”. Accordingly, results of operations of Diacrin have been included in these financial statements from August 21, 2003.

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

The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as intangible assets. Management has identified such assets as pertaining to the patents related to the myoblast cell therapy program. The amortization is not deductible for tax purposes because of the tax-free nature of the business combination.

The following unaudited pro forma information presents the combined results of operations of GenVec and Diacrin as if the acquisition had occurred as of the beginning of 2003 after giving affect to certain adjustments including amortization of intangibles and additional depreciation expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had GenVec and Diacrin constituted a single entity during such periods (in thousands, except per share data):

2003
Revenue	$10,715
Net loss	$(26,269)
Basic and diluted net loss per share	$(0.52)

(4) INVESTMENTS

The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at December 31, 2004 and 2003, are as follows (in thousands):

		2004
	Amortized Cost	Gross Unrealized Holding Gains/(Loss	)	Fair Value
Government and agency notes	$6,522	$24		$6,546
Corporate bonds	21,200	(47)		21,153
	$27,722	$(23)		$27,699
		2003
	Amortized Cost	Gross Unrealized Holding Gains/(Loss	)	Fair Value
Government agency notes	$5,300	$128		$5,428
Corporate bonds	29,293	23		29,316
	$34,593	$151		$34,744

Maturities of securities classified as available-for-sale had fair values as follows at December 31 (in thousands):

	2004	2003
Due within one year	$25,397	$21,306
Due after one year through four years	2,302	13,438
	$27,699	$34,744

(5) PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	2004	2003
Equipment	$9,712	$9,565
Leasehold improvements	6,566	6,498
Furniture and fixtures	519	518
	16,797	16,581
Less accumulated depreciation and amortization	(11,379)	(9,590)
	$5,418	$6,991

Depreciation and amortization expense related to property and equipment were $1,789,000, $1,927,000 and $1,715,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

(6) INTANGIBLE ASSETS

Beginning January 2004, intangible assets arising from the Company’s merger with Diacrin are being amortized through December 2024 on a straight-line basis. As of December 31, 2004, intangible assets consisted of the following (in thousands):

2004
Intangible assets	$1,981
Less accumulated amortization	(99)
$1,882

(7) LONG-TERM DEBT
Long-term debt consists of the following at December 31 (in thousands):

	2004	2003
Industrial revenue bond	$3,130	$3,645
Notes payable:
Term loan from landlord	531	613
Equipment financing	765	1,519
Economic development loan	48	125
Capital lease obligations	17	99
	4,491	6,001
Less current maturities	(1,227)	(1,462)
	$3,264	$4,539

Aggregate maturities of long-term debt are as follows (in thousands):

2005	$1,227
2006	913
2007	754
2008	790
2009	807
Thereafter	--
$4,491

(a) INDUSTRIAL REVENUE BOND

In June 1999, in connection with the lease of its Gaithersburg facility, the Company borrowed $5,000,000 under an Industrial Revenue Bond with the State of Maryland to fund leasehold improvements and additional equipment needs of the Company. The Bond is secured by a first priority lien on all equipment and fixtures financed, a $2,500,000 letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority, and a $2,500,000 guarantee from The Warner-Lambert Company. The annual fee for the letter of credit is one percent of the outstanding balance, which totaled [$42,000, $48,000, and $53,000 for the years ended December 31, 2004, 2003, and 2002, respectively.] Warner-Lambert's guarantee will remain in place as long as the outstanding principal balance on the Bond is greater than $2,500,000 and will be reduced in value dollar for dollar as the principal balance decreases below $2,500,000.

The Bond bears interest at a variable rate based on weekly market conditions and matures on June 1, 2009. The weighted-average interest rates during 2004, 2003 and 2002 were 1.62 percent, 1.12 percent and 1.95 percent, respectively. The Bond is subject to mandatory sinking fund redemption. The Company began making sinking fund payments in July 2000; the balance of the sinking fund at December 31, 2004 and 2003 was $276,000 and $258,000, respectively.

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

The Company recorded increases of $157,000 and $169,000 to comprehensive income in 2004 and 2003, respectively, and a decrease of $229,000 to comprehensive income in 2002 to reflect the change in the fair value in the respective years. Amounts included in the accumulated other comprehensive income are reclassified into earnings in the same periods that the hedged transactions affect earnings, which occurs as interest expense is accrued on the bond. The amounts reclassified from accumulated other comprehensive income to the statement of operations for the years ended December 31, 2004 and 2003 were approximately $182,000 and $214,000, respectively. Assuming stable interest rates, the Company estimates that it will amortize a loss of approximately $135,000 from accumulated other comprehensive income into interest expense over the next 12 months. The fair value of the swap at December 31, 2004 and 2003 was a liability of $239,000 and $396,000, respectively.

(b) TERM LOAN

In connection with the lease of the office and laboratory facility, the landlord loaned $858,000 for the construction of leasehold improvements in the form of a term loan. This loan is payable in monthly installments of $11,900, including interest at a fixed rate of 10.5 percent over the remaining term of the building lease.

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

(d) ECONOMIC DEVELOPMENT LOAN

On September 29, 1999, the Company entered into an economic development fund agreement with Montgomery County, Maryland (the County) and received $125,000 for the purpose of relocation and expansion related expenses. The $125,000 received was considered a loan, which accrued interest on the principal balance at 5 percent per year until we were required to commence payment as described below.

Quarterly payments of principal and interest were originally scheduled to commence on January 15, 2002. Subsequent loan payments were to be deferred or forgiven by the County if the Company achieved certain incentive provisions outlined in the loan agreement related to the hiring of new employees within the Company. As of December 31, 2003, the Company achieved certain incentive provisions related to increasing its workforce resulting in the following: On February 2004, the Department of Economic Development of Montgomery County, Maryland, converted $68,408 of the $125,000 conditional loan into a grant. Repayment of the remaining $56,592, plus accrued interest of $6,251, occurs in quarterly installments of $4,360, which commenced in April 2004 and continues through January 2008. The interest rate is fixed at 5 percent.

(e) CAPITAL LEASES

In July 2004, the Company entered into a capital lease obligation at an interest rate of 8 percent. The lease obligation is payable in monthly installments of $2,500 through July 2005.

In December 2003, the Company entered into a capital lease obligation at an interest rate of 9.9 percent. The lease obligation is payable in monthly installments of $4,400 through January 2005. In 2002, the Company entered into three capital leases at interest rates ranging from 8.8 percent to 12.1 percent. The lease obligations are payable in monthly installments of $8,800 through January 2003, $8,000 through July 2003 and $5,500 through August 2004. In 2000, the Company entered into two capital lease obligations at an interest rate of 10.5 percent. The capital lease obligations are payable in monthly installments of $3,400 through 2005.

The capital lease obligations are collateralized by certain assets with a gross book value of $29,000 and related accumulated amortization of $2,000 at December 31, 2004.

(8) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

The Company has established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance its ability to discover, evaluate, develop and commercialize multiple product opportunities. Revenue is summarized as follows (in thousands):

	2004	2003	2002
Vaccine Research Center	$7,373	$7,230	$3,952
PATH/Malaria Vaccine Initiative	979	--	--
US Naval Medical Research Center	493	1,361	9
FUSO Pharmaceuticals Industries, Ltd.	1,616	1,724	1,527
Terumo Corporation	396	98	--
Cordis Corporation	245	--	--
Warner Lambert Company (related party)	--	--	2,676
Other strategic alliances and research contracts	751	107	250
	$11,853	$10,520	$8,414

(a) VACCINE RESEARCH CENTER

In December 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health selected the Company to collaborate in the development of a worldwide preventative AIDS vaccine candidate. In April 2003 this collaboration was expanded to include the development of a SARS vaccine candidate. The Company has a cost-plus sub-contract, managed for the VRC through SAIC-Frederick, Inc., which became effective January 25, 2002. Under the sub-contract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology. The program encompasses a base year and six option years. The third option year covering 2005 has been exercised and work is continuing under the contract.

(b) PATH/MALARIA VACCINE INITIATIVE (MVI)

In March 2004, the Company signed a two-year, $2,581,000 contract for the development, production and evaluation of vaccines against malaria. Under the contract, the Company is responsible for constructing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology. The contract includes $547,000 for work to be performed under a separate Collaborative Research and Development Agreement (CRADA) with the Navy Medical Research Center (NMRC). Under the CRADA, NMRC will provide the Company with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates.

(c) US NAVAL MEDICAL RESEARCH CENTER (NMRC)

In January 2003, the Company signed a two-year, $1,900,000 fixed price contract to aid in the development of vaccines against malaria and dengue fever. Under the contract, the Company is responsible for constructing and producing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology.

In January 2005, the Company signed a one-year, $1,582,000 fixed price contract for the production of vaccines against malaria. Under the contract, the Company will be responsible for producing, testing and releasing malaria vaccines under current Good Manufacturing Practices (cGMP) standards for preclinical evaluation by NMRC. In conjunction with the preclinical evaluation of the vaccine candidates, the Company will provide regulatory support to NMRC with regard to an anticipated Investigational New Drug (IND) filing with the FDA.

(d) FUSO PHARMACEUTICALS INDUSTRIES, LTD. (Fuso)

In September 1997, the Company established collaboration with Fuso to conduct research and to identify, evaluate and develop gene therapy products for the treatment of cancer. Under the terms of the contract, the Company received $750,000 annually for five years, subject to Fuso's right to terminate the collaboration upon 90 days prior written notice. The annual payments are non-refundable. As part of the collaboration, the Company granted Fuso an exclusive, royalty-bearing license to develop and commercialize products developed under the collaboration for the treatment of cancer in Japan and, at Fuso's option, Korea and Taiwan. Fuso will be responsible for the development and commercialization of any products in its territory. The Company will receive additional payments for the achievement by Fuso of specific product development and regulatory milestones, with the earliest of such payments not expected in the near term. The Company will also receive royalties on the sale of any such products commercialized by Fuso. The Company has retained all rights to develop and commercialize these products for the treatment of cancer in the rest of the world, and generally for all other uses worldwide, subject to certain restrictions. In connection with establishment of the collaboration, Fuso purchased $1,000,000 of the Company's capital stock consisting of 75,329 shares of the Company's Class E convertible preferred stock for $13.28 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common shares to each preferred share.

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

As of December 31, 2004 and 2003, unearned revenue related to this collaboration was $42,000 and $154,000, respectively.

(e) CORDIS CORPORATION (Cordis)

In January 2004, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR® Mapping Catheter and MYOSTAR™ Injection Catheter.

The purpose of this collaboration is to conduct a randomized, double blind, placebo controlled study of the Company’s cardiovascular product candidate, BIOBYPASS. Clinical benefit will be assessed in the multi-center study, which will be conducted in Europe and Israel and is expected to enroll up to 129 patients with severe heart disease. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply all clinical material and Cordis will provide the NOGASTAR and MYOSTAR mapping and injection catheters and training to the interventional cardiologists conducting the trial. GenVec retains all commercial rights to BIOBYPASS and Cordis retains all commercial rights to the NOGASTAR mapping catheters and MYOSTAR injection catheters. The Company recorded a $1,000,000 receivable and $1,000,000 of unearned revenue as of December 31, 2003; the receivable was satisfied in January 2004 with the receipt of a $1.0 million payment from Cordis. Revenues are recognized as earned based on performance of the contract. In 2004, the Company recognized $245,000 in revenues earned under the collaboration.

(f) TERUMO CORPORATION (Terumo)

In September 2002, Diacrin entered into a development and license agreement with Terumo Corporation, of which the Company has become a party as a result of the acquisition consummated on August 21, 2003. Under the terms of the agreement, the Company licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development costs in Japan while the Company continues to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere. On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments by Terumo to the Company for development milestones and a royalty on product sales. The Company recorded the upfront license fee as unearned revenue and will continue to recognize revenue over the development period of the agreement. Determination of the length of the development period requires management's judgment. Any significant changes in the assumptions underlying the Company’s estimates used could impact its revenue recognition. For the year ended December 31, 2004, the Company recorded $396,000 of revenue amortization related to this contract.

(g) WARNER-LAMBERT COMPANY (Warner-Lambert)

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

Through December 31, 2003, under the terms of the collaboration, the Company had received approximately $62,632,000 in non-refundable research and development funding, milestone payments, equity purchases and license fees. Warner-Lambert's research and development funding obligations to the Company extended through July 2001. On January 22, 2002, Pfizer, Inc., the parent company of Warner-Lambert, elected to discontinue co-development of BioBypass with GenVec, thus returning its development and commercialization rights to the Company. Under the terms of the 1997 collaboration agreement, Pfizer was responsible for all costs associated with the ongoing Phase II clinical trials of BIOBYPASS through July 22, 2002, including the costs relating to the orderly transfer of the Investigative New Drug applications for both coronary artery disease and peripheral vascular disease to GenVec. In May 2002 the Company received $1,154,000 from Pfizer in settlement of the ongoing clinical trial costs; and, in December 2002 the Company received $1,500,000 in settlement of certain manufacturing and process development related claims, which have been reflected in Revenue - related party.

Warner-Lambert purchased $15,000,000 of the Company's capital stock in various traunches at 125 percent of the fair market value of the securities. These purchases total 1,925,538 shares of common stock. Warner-Lambert also committed to guarantee a loan to the Company in a principal amount of $5,000,000. In 1999, the Company used $2,500,000 of the loan guarantee to assist in the financing of leasehold improvements to the Company's new research and development/corporate headquarters facility. In December 2001, Pfizer provided the Company with cash payment of $343,000 representing an interest differential in satisfaction of the remaining $2,500,000 of the loan guarantee. The Company has deferred recognition and is amortizing this amount as a reduction of interest expense ratably over the term of the equipment financing that commenced in April 2002.

(9) COMMITMENTS

(a) LEASE AGREEMENTS

The Company has non-cancelable operating leases for its Gaithersburg, MD and Charlestown, MA facilities. The Gaithersburg office and laboratory lease expires in October 2009. The agreement includes a provision for a 3 percent annual increase in base rent. The lease contains renewal options for up to fourteen years and requires the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlords' initial contribution of $1,300,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease. The Charlestown lease expires in October 2006 with a renewal option for five additional years. Rent expense under all operating leases was approximately $1,492,000, $967,000 and $640,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2005	$1,635
2006	1,423
2007	747
2008	769
2009	792
Thereafter	677
$6,043

At December 31, 2004 and 2003, the Company had a straight-line lease liability of $885,000 and $1,005,000, respectively.

(b) LICENSE AGREEMENTS

In 2000, the Company entered into agreements with Public Health Service (PHS) for exclusive rights to develop and commercialize the PEDF gene for all gene therapy applications in the eye. In October 2004, the Company entered into an agreement with PHS that superseded the 2000 license agreement, extending the Company’s rights to include the development and commercialization of the PEDF gene and protein for all diagnostic and therapeutic applications in the eye. In December 2004, the Company entered into an agreement with PHS further expanding the Company’s rights to include the use of the PEDF gene and protein for the diagnosis, treatment and/or prevention of cancer (except cancers of the eye as covered under the October 2004 license agreement). In exchange for these licenses, the Company has committed to pay product royalties based on net sales of licensed products, net of a minimum royalty payable annually for the duration of the agreements. The Company has also committed to one-time, $50,000 license fee payable under each of the two agreements upon the earlier of the achievement of certain commercialization milestones or stipulated anniversaries of the commencement date of the agreements.

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

In May 1996, the Company entered into an exclusive, worldwide license agreement with Scios, inc. (Scios) for rights to all gene therapy applications of its proprietary form of the VEGF gene. Johnson & Johnson acquired Scios in April 2003. Scios will share in certain profits the Company realizes from the research, development and commercialization of products incorporating the VEGF gene. The Company has agreed to provide a minimum royalty on revenues generated from the development of these products, which is creditable against the profits to be shared. In connection with the license agreement, Scios purchased 96,852 shares of the Company's Class D convertible preferred stock at a price of $10.33 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company's initial public offering at a rate of 1.5 common shares to each preferred share. In addition, the Company granted Scios a warrant to purchase 317,796 shares of the Company's common stock, which vested upon the earlier of the achievement of specified product development milestone events or certain dates. The warrants remain outstanding as of December 31, 2004.

The Company's license agreements often include event based milestone payments, the timing of which is dependent upon a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims.

(c) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS

The Company has agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received exclusive licenses to the resulting technology. Total grants paid by the Company were approximately $483,000, $1,000,000 and $1,400,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

As discussed in Note 2, the Company has agreements with clinical sites for the treatment of patients under clinical protocols. Total clinical costs were $2,482,000, $2,285,000 and $2,119,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has commitments of approximately $711,000 related to these grants and clinical agreements, which are expected to be incurred primarily in 2005.

Additionally, certain agreements disclosed above require the Company to pay royalties upon commercial sales, if any, of specified products. The Company generally bases the royalties on a percentage of net sales or other product fees earned. Royalties will become due when sales are generated.

(10) STOCKHOLDERS' EQUITY

(a) CAPITAL STOCK

In December 2002, the Company filed with the Securities and Exchange Commission a $25,000,000 shelf registration statement on Form S-3.

•
On January 22, 2003 the Company sold 756,800 shares of common stock to an existing shareholder at $2.50 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $1,849,000.

•
On April 16, 2004, the Company sold 4,000,000 shares of common stock to various investors at $3.15 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $11,787,000.

As of December 31, 2004, $10.5 million of unissued securities are registered under the registration statement on Form S-3.

In September 2001, the Board of Directors of the Company declared a dividend which was issued on September 28, 2001 of one preferred stock purchase right (a “Right”) for each share of common stock outstanding. The Rights initially trade with, and are inseparable from the common stock. The Rights will become exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the outstanding common stock of GenVec (an “Acquiring Person”), or announces the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person. Each Right allows its holder, other than the Acquiring Person, to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock (the "Preferred Share"), at a purchase price of $50.00, subject to adjustment. This portion of a Preferred Share gives the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. The Rights expire on September 7, 2011, unless redeemed earlier by the Company at a price of $0.01 per Right at any time before the Rights become exercisable.

In addition to the Common Stock reflected on the Company’s balance sheets, the following items are reflected in the capital accounts as of December 31, 2004 and 2003:

• 4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.
• 600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

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

Changes in stock options were as follows:

(in thousands, except per share data)	Number of Shares Under Option	Average Exercise Price
Outstanding at December 31, 2001	3,689	$3.07
Granted	1,330	3.44
Exercised	(124)	0.74
Cancelled	(255)	4.17
Outstanding at December 31, 2002	4,640	3.18
Assumed from acquisition	1,937	2.84
Granted	209	2.73
Exercised	(914)	1.69
Cancelled	(1,624)	3.63
Outstanding at December 31, 2003	4,248	3.15
Granted	1,105	3.03
Exercised	(289)	1.19
Cancelled	(279)	3.64
Outstanding at December 31, 2004	4,785	$3.20

As of December 31, 2004 options covering 3,527,621 shares were exercisable at $0.39 to $9.63 per share (average $3.20 per share) and options covering 1,820,938 shares remain available to be granted.

Options outstanding at December 31, 2004 are summarized below:

	Outstanding				Exercisable
Exercise Price	Shares (thousands	)	Average Exercise Price	Average Remaining Life	Shares (thousands	)	Average Exercise Price
$0.00 - $1.00	314		$0.65	4.5 years	193		$0.61
$1.01 - $3.00	1,441		2.19	5.5	1,064		2.39
$3.01 - $4.00	1,932		3.27	7.2	1,172		3.30
$4.01 - $5.00	737		4.38	4.5	738		4.38
$5.01 - $10.00	361		6.70	3.3	361		6.70
	4,785		$3.20	5.8 years	3,528		$3.45

For options granted to consultants, the Company recorded $0, $65,000 and $23,000 of gross deferred compensation for each of the three years ended December 31, 2004 and the amortization related to this and prior years deferred compensation amounted to $0, $191,000 and $346,000.

Option grants to employees before the initial public offering in December 2000 were issued below fair market value prices. A change in control provision in the prior plans triggered accelerated vesting for all options granted under these plans. As a result of the acquisition, the Company recorded deferred compensation of $563,000 for the difference between the exercise price of outstanding unvested Diacrin options and the fair value of the Company's common stock at the date of the acquisition. The deferred compensation is being amortized over the remaining vesting period of the related options. Net amortization related to this and prior years deferred compensation amounted to $229,000, $1,176,000 and $1,546,000. This deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

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

The price of stock purchased under the purchase plan is 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or the end of the offering period. Employees purchased 66,124 shares, 34,939 shares and 73,792 shares during 2004, 2003 and 2002 at a weighted average purchase price of $1.75, $1.74 and $2.48. The Purchase Plan will terminate on October 18, 2010, unless sooner terminated by the Board of Directors.

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

	2004		2003		2002
Exercise Price	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$3.60	66	66	66	66	102	102
$3.93	31	31	56	56	56	56
$9.83	--	--	--	--	102	76
$8.85	318	318	318	318	318	318
	415	415	440	440	578	552

(11) INCOME TAXES

A reconciliation of tax credits computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows (in thousands):

	2004	2003	2002
Tax provision computed at the statutory rate	$(6,424)	$(7,229)	$(8,703)
State income taxes, net of federal income tax provision	(751)	(982)	(1,183)
Book expenses not deductible for tax purposes	8	8	19
Research and experimentation tax credit	(787)	(460)	(523)
Nondeductible compensation expense	89	381	325
Change in valuation allowance for deferred tax assets	7,865	8,282	10,065
Income tax expense	$--	$--	$--

The valuation allowance for deferred tax assets increased approximately $7.9 million, $35.8 million and $10.3 million for the years ended December 31, 2004, 2003 and 2002.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	2004	2003	2002
Net operating loss carryforwards	$71,682	$64,695	$33,790
Capital loss carryforwards	328
Research and experimentation tax credit	9,279	8,492	2,903
Cumulative effect of using cash basis method of accounting for income tax purposes	--	--	110
Unearned revenue	485	465	197
Property and equipment, principally due to differences in depreciation	(655)	(727)	(682)
Deferred compensation expense	785	873	993
Intangible asset	(727)	(765)
Other	139	426	306
Total deferred tax assets	81,316	73,459	37,617
Valuation allowance	(81,316)	(73,459)	(37,617)
Net deferred tax assets	$--	$--	$--

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income and the acquisition of Diacrin, and is reconciled as follows (in thousands):

	2004	2003
Net operating loss carryforward-Diacrin	$--	$23,488
Research and experimentation credit carryforwards-Diacrin	--	5,130
Intangible assets-Diacrin	--	(765)
Unrealized (gain)/losses-Genvec and Diacrin	8	(293)
	$8	$27,560

At December 31, 2004, the Company has net operating loss carryforwards of approximately $185.6 million for federal income tax purposes of which $59.4 million expire at various dates through 2013, and $126.2 million expire at various dates through 2024. The Company has research and experimentation tax credit carryforwards of $9.3 million at December 31, 2004, of which $1.7 million expire through 2013 and $7.6 million expire through 2024. The Company also has capital loss carryforwards of .8 million which will expire 2008.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2004 and in prior years, the Company may have experienced such ownership changes. Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with the Company.

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

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity, other than transactions with stockholders. Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss )
Balance, December 31, 2001	$631	$(336)	$295
Unrealized loss from available-for-sale securities	(890)	--	(890)
Gains realized in operations	485	--	485
Unrealized loss on cash flow derivative	--	(444)	(444)
Interest expense realized in operations	--	215	215
Balance, December 31, 2002	226	(565)	(339)
Unrealized gain from available-for-sale securities	73	--	73
Loss in operations	(178)	--	(178)
Unrealized loss on cash flow derivative	--	(45)	(45)
Interest expense realized in operations	--	214	214
Balance, December 31, 2003	121	(396)	(275)
Unrealized loss from available-for-sale securities	(137)	--	(137)
Loss in operations	--	--	--
Unrealized loss on cash flow derivative	--	(25)	(25)
Interest expense realized in operations	--	182	182
Balance, December 31, 2004	$(16)	$(239)	$(255)

Other comprehensive income (loss) does not reflect the effect of income taxes because the Company had no income tax provision during the three years ended December 31, 2004.

 (13) QUARTERLY RESULTS (UNAUDITED)

The Company's unaudited quarterly information is as follows (in thousands, except per share data):

2004	Q1	Q2	Q3	Q4
Revenue	$2,741	$3,151	$2,932	$3,029
Net loss	$(5,650)	$(4,776)	$(4,789)	$(3,679)
Basic and Diluted Loss Per Share	$(0.11)	$(0.09)	$(0.09)	$(0.07)
2003	Q1	Q2	Q3	Q4
Revenue	$3,185	$2,514	$2,372	2,449
Net loss	$(5,154)	$(6,001)	$(4,891)	$(5,215)
Basic and Diluted Loss Per Share	$(0.23)	$(0.26)	$(0.14)	$(0.10)

The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters does not equal the loss per share for the respective twelve-month period.