Form 10-Q
period 2005-03-31
GENVEC INC
filed 2005-05-10
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________________ to _______________________

Commission file number:	0-24469

GenVec, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2705690
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

65 West Watkins Mill Road, Gaithersburg, MD 20878	20878
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 25, 2005, the Registrant had 55,635,968 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
Notes to Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,102	$5,366
Short-term investments	20,591	25,397
Accounts receivable	1,621	1,544
Prepaid expenses and other	1,541	1,821
Bond sinking fund	415	276
Total current assets	29,270	34,404
Property and equipment, net	5,079	5,418
Long-term investments	2,277	2,302
Other assets	62	65
Intangible assets	1,856	1,882
Total assets	$38,544	$44,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,099	$1,227
Accounts payable	998	1,622
Accrued clinical trial expenses	1,065	1,364
Accrued other expenses	1,892	2,128
Unearned revenue	1,602	2,042
Total current liabilities	6,656	8,383
Long-term debt, less current portion	3,159	3,264
Other liabilities	1,620	1,943
Total liabilities	11,435	13,590
Stockholders' equity:
Common stock, $.001 par value; 100,000 shares authorized; 55,636 and 55,588 shares issued and outstanding at March 31, 2005 and December 31, 2004	56	56
Additional paid-in capital	166,656	166,656
Deferred stock compensation	(341)	(382)
Accumulated other comprehensive loss	(210)	(255)
Accumulated deficit	(139,052)	(135,594)
Total stockholders' equity	27,109	30,481
Total liabilities and stockholders' equity	$38,544	$44,071

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue from strategic alliances and research contracts	$4,549	$2,741
Operating expenses:
Research and development	5,906	6,321
General and administrative	2,198	2,096
Total operating expenses	8,104	8,417
Loss from operations	(3,555)	(5,676)
Other income (expense):
Interest income	185	114
Interest expense	(88)	(88)
Total other income (expense), net	97	26
Net loss	$(3,458)	$(5,650)
Other comprehensive income (loss), net of tax: Unrealized holding gain (loss) on securities available for sale	$(24)	$73
Change in fair value of derivatives used for cash flow hedge	69	(19)
Other comprehensive income	45	54
Comprehensive loss	$(3,413)	$(5,596)
Basic and diluted net loss per share	$(0.06)	$(0.11)
Shares used in computing basic and diluted net loss per share	55,636	51,408

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,458)	$(5,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406	816
Stock option compensation	41	57
Change in accounts receivable	(77)	(682)
Change in accounts payable and accrued expenses	(1,159)	(1,809)
Change in unearned revenue	(647)	1,409
Change in other assets and liabilities, net	392	126
Net cash used in operating activities	(4,502)	(5,733)

Cash flows from investing activities:
Purchases of property and equipment	(67)	(69)
Purchases of investment securities	(4,083)	(2,592)
Proceeds from sale and maturity of investment securities	8,760	7,967
Net cash provided by investing activities	4,610	5,306

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	--	258
Principal payments of long-term debt	(372)	(418)
Net cash used in financing activities	(372)	(160)

Decrease in cash and cash equivalents	(264)	(587)
Beginning balance of cash and cash equivalents	5,366	5,217
Ending balance of cash and cash equivalents	$5,102	$4,630

Supplemental disclosures of non-cash activities:
Cash interest payments	$72	$89

See notes to condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)	General

The condensed financial statements included herein have been prepared by GenVec, Inc. (“GenVec” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three-month periods ended March 31, 2005 and March 31, 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(2)	Investments

The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at March 31, 2005 and December 31, 2004, are as follows (in thousands):
	March 31, 2005
	Amortized Cost	Gross unrealized holding gains (losses)	Fair Value
Government and agency notes	$6,017	$4	$6,021
Corporate bonds	16,891	(44)	16,847
	$22,908	$(40)	$22,868

	December 31, 2004
	Amortized Cost	Gross unrealized holding gains (losses)	Fair Value
Government and agency notes	$6,522	$24	$6,546
Corporate Bonds	21,200	(47)	21,153
	$27,722	$(23)	$27,699

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	March 31, 2005	December 31, 2004

Due within one year	$20,591	$25,397
Due after one year through four years	2,277	2,302
	$22,868	$27,699

(3)	Stock Option Plans

The Company accounts for stock-based compensation awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and complies with the disclosure provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation.

Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma costs of these options granted in the first three months of 2005 have been calculated using the Black-Scholes option pricing model and assuming a 75% expected volatility, a 3.5% risk-free interest rate, a 4-year life for the option and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $2.08 and $1.84 per share in the three months ended March 31, 2005 and 2004, respectively.

The following table illustrates the effect on net loss per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period:

	Three Months Ended March 31,
	(In thousands, except per share amounts)
	2005	2004
Net loss, as reported	$(3,458)	$(5,650)
Total stock-based employee compensation expense determined under fair value based method for all awards	(248)	(162)
Pro forma net loss	$(3,706)	$(5,812)
Basic and diluted loss per share: As reported	$(0.06)	$(0.11)
Pro forma	$(0.07)	$(0.11)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec is a clinical-stage biopharmaceutical company developing innovative gene-based therapeutics to treat cancer, heart disease and vision loss. We have four product candidates in clinical development, including two in randomized, controlled Phase II trials, as follows:

•	TNFerade™: Our lead product candidate for the treatment of cancer, currently under clinical study in a randomized, controlled Phase II trial for the treatment of locally advanced pancreatic cancer;

•
BIOBYPASS®: We initiated a randomized, placebo-controlled Phase II trial with our collaborator, Cordis Corporation, in the fourth quarter of 2004 to study the clinical benefit of BIOBYPASS delivered by the NOGASTAR® mapping and MYOSTAR™ injection catheter system to treat severe coronary artery disease;

•
PEDF: We have completed a dose-escalation Phase I clinical trial in patients with severe, wet age-related macular degeneration (AMD), a leading cause of blindness in individuals over the age of 50. In February 2005, we expanded the Phase I clinical testing of PEDF in AMD patients with less severe disease; and

•	Cell Transplantation Therapy for congestive heart failure

In February 2005, we received a letter from the U.S. Food and Drug Administration (FDA), which allowed us to proceed with the randomized, controlled portion of the Phase II clinical trial of TNFerade in patients with locally advanced pancreatic cancer. In October 2004, the FDA placed the TNFerade clinical program on hold due to blood clots seen in patients with esophageal cancer in a separate Phase II trial. In response, GenVec submitted data to the FDA and requested and received permission to move forward with the pancreatic study. The Company has not yet asked the FDA to move forward in other types of cancer and the other studies affected (esophageal and rectal cancer) remain on clinical hold. We will continue our efforts to identify other promising TNFerade indications suitable for further commercial development.

We have initiated a randomized, controlled study in heart disease (BIOBYPASS) to confirm our Phase II clinical results and position this product candidate for a pivotal Phase III trial. The NOVA (NOGA Delivery of VEGF in Angina) study is being conducted in collaboration with Cordis Corporation. With respect to our PEDF program, we expanded our Phase I clinical testing in AMD patients with less severe disease. We are currently seeking development partners possessing clinical, regulatory, marketing and sales experience to help support our product registration and commercialization efforts for TNFerade and PEDF.

Each of our product candidates (excluding Cell Transplantation Therapy) uses a common, patent-protected technology platform to deliver genes that produce medically beneficial proteins at the site of disease. We also are using this flexible technology platform in collaboration with FUSO Pharmaceutical Industries of Japan to develop a targeted cancer therapy and with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of preventative vaccine candidates.

Our Cell Transplantation Therapy program, which has completed three Phase I studies, demonstrated safety and feasibility of myoblast cell transplantation for the treatment of patients with damaged heart muscle. We have a Development and License Agreement with Terumo Corporation who is funding all development in Japan. We are currently pursuing a collaborative partner to further advance the development of this program outside of Japan.

To help realize the full commercial potential of TNFerade, we are seeking a development partner possessing clinical, regulatory and marketing experience in oncology to lead the registration and commercialization efforts in Europe and Asia and to help fund clinical development in North America. We are also pursuing collaborative partners to further advance the development of PEDF and our Cell Transplantation Therapy program. Collaborative licensing and/or funded research arrangements under such partnerships would help offset additional operating expenses associated with these programs.

Product Candidates

Our product candidates address significant markets for which no products are currently available or where we believe that the current standard of care can be significantly improved. Our lead product candidates and clinical activities are described below.

TNFerade™, in development for the treatment of locally advanced pancreatic cancer, is intended to be a novel therapy with a unique mechanism of action for use by multi-disciplinary oncology teams. TNFerade produces Tumor Necrosis Factor-Alpha (TNF-alpha) - a potent anti-tumor agent, shown to be effective in treating solid tumors, and approved for one indication in Europe. TNF-alpha’s use is limited, however, because its high toxicity when delivered systemically. To address this toxicity problem, GenVec utilizes targeted delivery and production of the TNF-alpha protein directly at the site of the tumor.

We anticipate that, if approved, TNFerade will primarily be used as a front-line therapy for solid tumors. Front-line therapy for solid tumors is typically directed at eradicating the local cancer through various combinations of surgery, radiation and chemotherapy. TNFerade is intended to be used in combination with these other therapies, as well as existing and new drugs for metastic cancer.

For TNFerade, we have completed the dose-escalation portion of Phase II trials for pancreatic and esophageal cancer. Our clinical data indicate that TNFerade has activity in many solid tumor types, including pancreatic, esophageal, rectal and breast cancers, melanoma and sarcomas. Data from our Phase II study in pancreatic cancer has demonstrated improved local tumor response, a slowing of tumor progression, and an increase in patient survival rates at a dose of 4x1011 pu. We have established the maximum tolerated dose at 4x1011 pu for current and future clinical trials. The current Phase II pancreatic trial includes a randomized component that will be amended to incorporate the Phase III trial design to confirm our initial clinical results.

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

We are collaborating with Cordis Corporation (a Johnson & Johnson Company) to conduct an endocardial injection catheter study. We anticipate that a commercialized version of BIOBYPASS would be delivered by such a non-surgical injection catheter approach. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply BIOBYPASS and Cordis will provide the NOGASTAR® mapping and MYOSTAR injection catheter system and training to the interventional cardiologists conducting the trial. GenVec will retain commercial rights to BIOBYPASS and Cordis will retain commercial rights to their injection catheter system. We initiated this randomized, placebo-controlled trial in patients with severe coronary artery disease in the fourth quarter of 2004. This multi-center study, enrolling up to 129 patients, will be conducted in Europe and Israel.

PEDF is designed for the treatment of wet age-related macular degeneration, which leads to rapid loss of vision. PEDF uses our proprietary technology to produce the pigment epithelium-derived factor (PEDF) protein, a natural inhibitor of angiogenesis, in the eye.

During the second quarter of 2004, we completed a Phase I clinical trial of PEDF in patients with severe wet age-related macular degeneration. We reported encouraging findings from this study at the American Academy of Ophthalmology meeting in October 2004. Data reported on 28 patients demonstrated that PEDF was well tolerated with no dose limiting toxicities. Additionally, investigators observed feasible delivery of PEDF to the eye and improvement in the appearance of the retina and stabilization of vision loss in some patients after administration of PEDF. In February 2005, we expanded the Phase I clinical testing of PEDF in AMD patients with less severe disease.

Cell Transplantation Therapy for the treatment of patients with damaged heart muscle has completed three Phase I safety studies that have demonstrated the safety and feasibility of myoblast cell transplantation when administered in conjunction with coronary artery bypass surgery (CABG) or a left ventricle assist device (LVAD). These positive results were reported at a meeting of the American Heart Association in November 2004. In collaboration with the Arizona Heart Institute, we have initiated a Phase I trial for “no option” patients receiving myoblast cell transplantation therapy alone (i.e., without CABG or LVAD). We also have a Development and License Agreement with Terumo Corporation. Under the terms of our agreement, Terumo will fund all development in Japan and pay development milestones to GenVec.

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

•
A multi-year, $40 million funded research and development contract with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIH) using our proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV and SARS. In April 2005, we announced positive results of the NIH initiated Phase I studies using the vaccine candidates developed under this collaboration.

•
Other funded preventative vaccine development programs include the United States Naval Medical Research Center (vaccine for malaria and dengue virus); the Malaria Vaccine Initiative (malaria vaccine) and the United States Department of Agriculture (vaccine for foot and mouth disease).

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Results of Operations

GenVec’s net loss was $3.5 million or ($0.06) per share on revenues of $4.5 million for the quarter ended March 31, 2005. This compares to a net loss of $5.6 million or ($0.11) per share on revenues of $2.7 million in the same period in the prior year. GenVec ended the first quarter of 2005 with $28.0 million in cash and investments.

Revenue

Revenues for the three months ended March 31, 2005 were $4.5 million, an increase of 66 percent when compared to revenues of $2.7 million in the comparable prior period.

Revenues for the current period were primarily derived from the Company’s funded research and development programs with the National Institutes of Health (NIH), PATH’s Malaria Vaccine Initiative (MVI) and the United States Naval Medical Research Center (NMRC), all of which use GenVec’s proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV, SARS, malaria, and dengue virus, and our collaboration with Fuso Pharmaceuticals Industries for the development of a targeted cancer therapy. On January 12, 2005, the Company announced a one-year, $10 million extension of its HIV vaccine development contract with NIH, now totaling up to $40 million and extending through 2008. The additional funding will support continued joint efforts of NIH and GenVec to develop HIV vaccine candidates, including utilization of GenVec’s proprietary and advanced scaleable production process for manufacturing clinical grade HIV vaccine for future NIH trials.

The Company also generated revenue from an expanded collaboration with Fuso Pharmaceutical Industries for the development of a targeted cancer therapy and an ongoing collaboration with Terumo Corporation for the development of a cell transplantation therapy in Japan.

Expenses

Operating expenses were $8.1 million for the three months ended March 31, 2005, a decrease of 4 percent compared to $8.4 million in the comparable prior year period. Research and development expenses for the current quarter decreased 7% to $5.9 million as compared to $6.3 million for the comparable prior year period. The reduction is primarily due to lower outside costs related to the manufacture of clinical supplies for the Company’s ongoing TNFerade development program. This decrease was partially offset by increased levels of vaccine development activities under the Company’s funded contracts. General and administrative expenses for the three months ended March 31, 2005 increased 5% to $2.2 million as compared to $2.1 million for the comparable prior year period. General and administrative expenses were primarily higher in 2005 due to additional auditing fees associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by lower license fee payments.

Net other income for the three-month period ended March 31, 2005 was $97,000, compared to $26,000 in the comparable period last year. Interest income for the three-month period ended March 31, 2005 was $185,000 compared to $114,000 in the comparable prior year period. The increase in interest income was primarily attributable to higher investment balances resulting from our equity financing completed on April 16, 2004, which generated net proceeds of approximately $11.7 million.

Liquidity and Capital Resources

At March 31, 2005, cash and investments totaled $28.0 million compared to $33.1 million at December 31, 2004. This $5.1 million decrease resulted primarily from the use of cash for general operating activities totaling $4.5 million and repayment of $371,000 of outstanding debt obligations.

Net cash used in operating activities for the three months ended March 31, 2005 was approximately $4.5 million primarily resulting from continued clinical development of the Company’s product portfolio. Net cash used in operating activities for the three months ended March 31, 2005 also reflects the impact of the timing of payments for certain budgeted expenditures in the first quarter of 2005 such as annual premiums for directors and officers liability insurance and 2004 performance-based employee bonuses.

In April 2005, we filed a shelf registration statement with the Securities and Exchange Commission. This shelf registration statement replaces our prior registration statement. When declared effective, the registration statement will cover the offer and sale of up to $35 million of our common stock, preferred stock and warrants. Although we have no immediate plans to offer and sell these securities, we believe that the shelf registration statement will provide greater flexibility in accessing capital markets when market conditions are conducive to an offering.

Without additional financing, we believe that our cash reserves and anticipated cash flow from our current collaborations will be sufficient to support our operations through 2006. We anticipate that expenditures for research and development, including clinical trials, product development and preclinical studies, expansion of manufacturing capabilities, and general and administrative activities will increase significantly in future periods. In the future, our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory, manufacturing and marketing expenses and funding from collaborations.

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

As of March 31, 2005, we have an outstanding bond payable totaling $3.1 million. This bond bears interest at a variable rate based on LIBOR. We have addressed our exposure to changes in interest rates through the use of derivative financial instruments. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4.    CONTROLS AND PROCEDURES

As of March 31, 2005, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of March 31, 2005.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GENVEC, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul H. Fischer, President and Chief Executive Officer of GenVec, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of GenVec, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-(15(f)) for the registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting,  or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation  of financial statements for external  purposes in  accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2005	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffrey W. Church, Chief Financial Officer, Treasurer and Corporate Secretary of GenVec, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of GenVec, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-(15(f)) for the registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting,  or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation  of financial statements for external  purposes in  accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2005	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary

Exhibit 32.1
CERTIFICATION BY CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GenVec, Inc. (the “Company”) on Form 10-Q as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul H. Fischer, as President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the dates and periods covered by the Report.

This certificate is being made for the exclusive purpose of compliance by the Chief Executive Officer of the Company with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and may not be disclosed, distributed or used by any person or for any reason other than as specifically required by law.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 10, 2005	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Exhibit 32.2
CERTIFICATION BY CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GenVec, Inc. (the “Company”) on Form 10-Q as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey W. Church, as Chief Financial Officer, Treasurer and Corporate Secretary of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the dates and periods covered by the Report.

This certificate is being made for the exclusive purpose of compliance by the Chief Financial Officer of the Company with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and may not be disclosed, distributed or used by any person or for any reason other than as specifically required by law.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 10, 2005	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary