Form 10-Q
period 2005-06-30
GENVEC INC
filed 2005-08-08
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2005, the Registrant had 55,812,535 shares of common stock, $.001 par value, outstanding.

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

SIGNATURES

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

This report includes statements that reflect projections or expectations of our future financial condition, results of operations and business. These statements are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, based on management's estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates" or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of product candidates under development; risks relating to our ability to secure and maintain relationships with collaborators; uncertainties with, and unexpected results and related analyses relating to clinical trials of our product candidates; the timing and content of future U.S. Food and Drug Administration regulatory actions with respect to us or our collaborators; dependence on the efforts of third parties; dependence on intellectual property; competition for clinical resources and patient enrollment from drug candidates in development by other companies with greater resources and visibility; risks that we may lack the financial resources and access to capital to fund our operations; and risks relating to the commercialization, if any, of our product candidates (such as marketing, regulatory, patent, product liability, supply, competition and other risks). Further information on the factors and risks that could affect our business, financial conditions and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov. We will not update any forward-looking statements to reflect new, changing or unanticipated events or circumstances that occur after the date, on which the statement is made, except as may be required by applicable law or regulation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)
	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,145	$5,366
Short-term investments	21,992	25,397
Accounts receivable	3,883	1,544
Prepaid expenses and other	1,162	1,821
Bond sinking fund	555	276

Total current assets	30,737	34,404
Property and equipment, net	4,871	5,418
Long-term investments	--	2,302
Other assets	59	65
Intangible assets, net	1,832	1,882

Total assets	$37,499	$44,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,009	$1,227
Accounts payable	2,033	1,622
Accrued clinical trial expenses	782	1,364
Accrued other expenses	2,488	2,128
Unearned revenue	2,165	2,042
Total current liabilities	8,477	8,383
Long-term debt, less current portion	3,078	3,264
Other liabilities	1,477	1,943
Total liabilities	13,032	13,590

Stockholders' equity:
Common stock, $.001 par value; 100,000 shares authorized; 55,812 and 55,588 shares issued and outstanding at June 30, 2005 and December 31, 2004	56	56
Additional paid-in capital	166,791	166,656
Deferred stock compensation	(180)	(382)
Accumulated other comprehensive loss	(192)	(255)
Accumulated deficit	(142,008)	(135,594)
Total stockholders' equity	24,467	30,481

Total liabilities and stockholders' equity	$37,499	$44,071

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue from strategic alliances and research contracts	$7,348	$3,151	$11,897	$5,892

Operating expenses:
Research and development	8,205	5,952	14,111	12,273
General and administrative	2,204	2,024	4,403	4,120
Total operating expenses	10,409	7,976	18,514	16,393

Loss from operations	(3,061)	(4,825)	(6,617)	(10,501)

Other income (expense):
Interest income	193	158	379	272
Interest expense	(88)	(109)	(176)	(197)
Total other income, net	105	49	203	75

Net loss	$(2,956)	$(4,776)	$(6,414)	$(10,426)

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available
for sale	$20	$(199)	$(4)	$(126)
Change in fair value of derivatives used for cash flow
hedge	(2)	143	67	124
Other comprehensive income (loss)	18	(56)	63	(2)

Comprehensive loss	$(2,938)	$(4,832)	$(6,351)	$(10,428)

Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.12)	$(0.20)

Shares used in computing basic and diluted net loss per share	55,683	54,812	55,659	53,110

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,414)	$(10,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,111	1,670
Non-cash compensation expense	201	115
Change in accounts receivable	(2,338)	380
Change in accounts payable and accrued expenses	189	(1,848)
Change in unearned revenue	(184)	1,018
Change in other assets and liabilities, net	538	(12)
Net cash used in operating activities	(6,897)	(9,103)

Cash flows from investing activities:
Purchases of property and equipment	(243)	(132)
Purchases of investment securities	(10,593)	(14,655)
Proceeds from sale and maturity of investment securities	16,060	12,217
Net cash provided by (used in) investing activities	5,224	(2,570)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	136	12,037
Principal payments of long-term debt	(684)	(730)
Net cash provided by (used in) financing activities	(548)	11,307

Decrease in cash and cash equivalents	(2,221)	(366)
Beginning balance of cash and cash equivalents	5,366	5,217
Ending balance of cash and cash equivalents	$3,145	$4,851

Supplemental disclosures of non-cash activities:
Cash interest payments	$143	$179

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(2)	Investments

The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at June 30, 2005 and December 31, 2004, are as follows (in thousands):
	June 30, 2005
	Amortized Cost	Gross unrealized holding gains (losses)		Fair Value
Government and agency notes	$5,262	$6		$ 5,268
Corporate bonds	16,750	(26)		$16,724
	$22,012	$(20)	$	$ 21,992

	December 31, 2004
	Amortized Cost	Gross unrealized holding gains (losses)		Fair Value
Government and agency notes	$6,522	$24		$ 6,546
Corporate bonds	21,200	(47)		$21,153
	$27,722	$(23)	$	$ 27,699

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):	June 30, 2005	December 31, 2004
Due within one year
Due after one year through four years	$21,992	$25,397
	--	2,302
	$21,992	$27,699

(3)	Stock Option Plans

The Company accounts for stock-based compensation awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and complies with the disclosure provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation.

Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma costs of these options granted in the six-month periods ended June 30, 2005 and 2004 have been calculated using the Black-Scholes option pricing model and assuming a 75% expected volatility, a 3.5% risk-free interest rate, a 4-year life for the option and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $1.08 and $1.74 per share in the six months ended June 30, 2005 and 2004, respectively.

The following table illustrates the effect on net loss per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period:

	Six Months Ended June 30,
	(In thousands, except per share amounts)
	2005	2004
Net loss, as reported	$(6,414)	$(10,426)
Total stock-based employee compensation expense determined under fair value based method for all awards	(466)	(345)
Pro forma net loss	$(6,880)	$(10,771)

Basic and diluted loss per share: As reported	$(0.12)	$(0.20)
Pro forma	$(0.12)	$(0.20)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
GenVec is a clinical-stage biopharmaceutical company developing innovative gene-based therapeutics to treat cancer, heart disease and vision loss. We have four product candidates in clinical development, including two in randomized, controlled Phase II trials, as follows:

•
TNFerade™: Our lead product candidate for the treatment of cancer, currently under clinical study in a randomized, controlled Phase II trial for the treatment of locally advanced pancreatic cancer and a randomized Phase II trial for the treatment of rectal cancer;

•
BIOBYPASS®: We initiated a randomized, placebo-controlled Phase II trial with our collaborator, Cordis Corporation, in the fourth quarter of 2004 to study the clinical benefit of BIOBYPASS delivered by the NOGASTAR® mapping and MYOSTAR™ injection catheter system to treat severe coronary artery disease;

•
AdPEDF: We have completed a dose-escalation Phase I clinical trial in patients with severe, wet age-related macular degeneration (AMD), a leading cause of blindness in individuals over the age of 50. In February 2005, we expanded the Phase I clinical testing of AdPEDF in AMD patients with less severe disease; and

•	Cell Transplantation Therapy for congestive heart failure.

In February 2005, the company initiated the randomized, controlled portion of the Phase II clinical trial of TNFerade in patients with locally advanced pancreatic cancer. In October 2004, the FDA placed the TNFerade clinical program on hold due to blood clots seen in patients with esophageal cancer in a separate Phase II trial. In response, GenVec submitted data to the FDA and requested and received permission to move forward with the pancreatic study. The Company was further notified by the FDA in May 2005 that clinical hold issues had been satisfactorily addressed for rectal and esophageal indications and, as such, the clinical hold has been removed from the TNFerade IND. As a result of this development, the Company concurrently announced the resumption of its Phase II clinical trial in rectal cancer in collaboration with the Surgery Branch of the National Cancer Institute. In addition to these clinical trials, we are continuing our evaluation of other possible TNFerade indications for further clinical development.

We have initiated a randomized, placebo-controlled study in heart disease (BIOBYPASS) to confirm our Phase II clinical results and position this product candidate for a pivotal Phase III trial. The NOVA (NOGA Delivery of VEGF in Angina) study is a multi-center trial being conducted in Europe and Israel in collaboration with Cordis Corporation. With respect to our AdPEDF program, we expanded our Phase I clinical testing in AMD patients with less severe disease.

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

Our Cell Transplantation Therapy program, which has completed three Phase I studies, demonstrated safety and feasibility of myoblast cell transplantation for the treatment of patients with damaged heart muscle. We have a Development and License Agreement with Terumo Corporation who is funding all development in Japan. We are currently pursuing a collaborative partner or other alternative financing sources to further the development of this program outside of Japan.

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

TNFerade™, in development for the treatment of cancer, is intended to be a novel therapy with a unique mechanism of action for use by multi-disciplinary oncology teams. TNFerade produces Tumor Necrosis Factor-Alpha (TNF-alpha) - a potent anti-tumor agent, shown to be effective in treating solid tumors, and approved for one indication in Europe. TNF-alpha’s use is limited, however, because of its high toxicity when delivered systemically. To address this toxicity problem, GenVec utilizes targeted delivery and production of the TNF-alpha protein directly at the site of the tumor.

We anticipate that, if approved, TNFerade will primarily be used as a front-line therapy for solid tumors. Front-line therapy for solid tumors is typically directed at eradicating the local cancer through various combinations of surgery, radiation and chemotherapy. TNFerade is intended to be used in combination with these other therapies, as well as existing and new drugs for metastic cancer.

For TNFerade, we have completed the dose-escalation portion of Phase II trials for pancreatic, rectal and esophageal cancer. Our clinical data indicate that TNFerade has activity in many solid tumor types, including pancreatic, esophageal, rectal and breast cancers, melanoma and sarcomas. Data from our Phase II study in pancreatic cancer has demonstrated improved local tumor response, a slowing of tumor progression, an increase in the number of surgical resection of tumors and an increase in patient survival rates at a dose of 4x1011 pu. We have established the maximum tolerated dose at 4x1011 pu for current and future clinical trials. The current Phase II pancreatic trial, which includes a 74 patient randomized component, was initiated in the first quarter of 2005. We are currently activating clinical sites and screening and enrolling patients into this 74 patient trial. Accrual is expected to be completed by the end of 2005 with interim results reported in the second/third quarter of 2006.

BIOBYPASS®, is being developed for the treatment of coronary artery disease. As a result of blocked arteries in the heart, patients with severe coronary artery disease typically experience severe, often immobilizing, pain from minimal physical activity such as walking. BIOBYPASS is intended to restore blood flow to areas of the heart with insufficient blood flow through the formation of new blood vessels, a process known as angiogenesis. BIOBYPASS produces vascular endothelial growth factor (VEGF121) to stimulate the growth of new blood vessels in heart tissue and restore blood flow to areas of the heart with poor blood flow. Our approach of directly injecting BIOBYPASS into the heart wall enables the sustained, controlled production of the VEGF121 protein in the area of the heart with poor blood flow.

In November 2002, we presented results from a completed randomized, controlled Phase II study in 71 patients with severe heart disease who had no treatment options. Patients treated with BIOBYPASS showed a greater ability to exercise, less chest pain, less medication for angina pain and an improved quality of life when compared to patients receiving current standard of care. There were no drug-related serious adverse events or dose limiting toxicities. Also in 2002, we completed a clinical study designed to demonstrate the feasibility of using an endocardial injection catheter to deliver BIOBYPASS directly to the heart muscle. We are collaborating with Cordis Corporation (a Johnson & Johnson Company) to conduct an endocardial injection catheter study. We anticipate that a commercialized version of BIOBYPASS would be delivered by such a non-surgical, injection catheter approach. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply BIOBYPASS and Cordis will provide the NOGASTAR® mapping and MYOSTAR™ injection catheter system and training to the interventional cardiologists conducting the trial. GenVec will retain commercial rights to BIOBYPASS and Cordis will retain commercial rights to their injection catheter system. We initiated this randomized, placebo-controlled trial in patients with severe coronary artery disease in the fourth quarter of 2004. This multi-center study, which will enroll up to 129 patients, is being conducted in Europe and Israel. Clinical sites have been activated in Europe and Israel and patient enrollment in the trial has commenced. We expect to report interim data from this study in late 2006/early 2007.

AdPEDF is designed for the treatment of wet age-related macular degeneration, which leads to rapid loss of vision. AdPEDF uses our proprietary technology to produce the pigment epithelium-derived factor (PEDF) protein, a natural inhibitor of angiogenesis, in the eye.

During the second quarter of 2004, we completed a Phase I clinical trial of AdPEDF in patients with severe wet age-related macular degeneration. We reported encouraging findings from this study at the American Academy of Ophthalmology meeting in October 2004. Data reported on 28 patients demonstrated that PEDF was well tolerated with no dose limiting toxicities. Additionally, investigators observed feasible delivery of PEDF to the eye and improvement in the appearance of the retina and stabilization of vision loss in some patients after administration of AdPEDF. In February 2005, we expanded the Phase I clinical testing of AdPEDF in AMD patients with less severe disease. The Company expects to complete enrollment of this 20-patient trial during the second half of 2005 and report results from this study in the first half of 2006.

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

Other Programs

In addition to our internal product development programs, we are working to further develop and expand our technology platform by developing second-generation adenovectors and new applications, such as vaccines, in collaboration with our partners. Our current programs include:

•
A four-year, $6.0 million contract extension announced in December 2002 with FUSO Pharmaceutical Industries of Japan to develop a targeted cancer therapy product candidate designed to treat not only the primary tumor, but also cancer that has spread, or metastasized, to distant sites in the body. Under the terms of our agreement with FUSO, we have retained worldwide rights, excluding Japan, to develop and commercialize product candidates arising from the collaboration.

•
A multi-year, $40 million funded research and development contract with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIH) using our proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV. In April 2005, we announced positive results of the NIH initiated Phase I studies using the vaccine candidates developed under this collaboration.

•
Other funded preventative vaccine development programs include the United States Naval Medical Research Center (vaccine for malaria and dengue virus); the Malaria Vaccine Initiative (malaria vaccine) and the United States Department of Agriculture (vaccine for foot and mouth disease).

FINANCIAL OVERVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Results of Operations

GenVec’s net loss was $3.0 million or ($0.05) per share on revenues of $7.3 million for the quarter ended June 30, 2005. This compares to a net loss of $4.8 million or ($0.09) per share on revenues of $3.2 million in the same period in the prior year. GenVec’s net loss was $6.4 million or ($0.12) per share on revenues of $11.9 million for the six months ended June 30, 2005. This compares to a net loss of $10.4 million or ($0.20) per share on revenues of $5.9 million in the same prior year period. GenVec ended the second quarter of 2005 with $25.1 million in cash and investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2005 were $7.3 million and $11.9 million, respectively, an increase of 133 percent and 102 percent when compared to revenues of $3.2 million and $5.9 million in the comparable prior year periods.

Revenues for the current periods were primarily derived from the Company’s funded research and development programs with the National Institutes of Health (NIH), PATH’s Malaria Vaccine Initiative (MVI) and the United States Naval Medical Research Center (NMRC), all of which use GenVec’s proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV, malaria, and dengue virus, and our collaboration with Fuso Pharmaceuticals Industries for the development of a targeted cancer therapy. On January 12, 2005, the Company announced a one-year, $10 million extension of its HIV vaccine development contract with NIH, now totaling up to $40 million and extending through 2008. The additional funding will support continued joint efforts of NIH and GenVec to develop HIV vaccine candidates, including utilization of GenVec’s proprietary and advanced scaleable production process for manufacturing clinical grade HIV vaccines for future NIH trials.

The Company also generated revenue from an expanded collaboration with Fuso Pharmaceutical Industries for the development of a targeted cancer therapy and an ongoing collaboration with Terumo Corporation for the development of a cell transplantation therapy in Japan.

Operating Expenses

Operating expenses were $10.4 million and $18.5 million for the three-month and six-month periods ended June 30, 2005 respectively, an increase of 31 percent and 13 percent, compared to $8.0 million and $16.4 million in the comparable prior year periods. Research and development expenses for the current quarter increased 38 percent to $8.2 million as compared to $6.0 million for the comparable prior year period, while research and development expenses for the six-month period ended June 30, 2005 increased 15 percent to $14.1 million compared to $12.3 million for the comparable prior year period. The increases are primarily due to increased levels of activities under the Company’s funded HIV and malaria vaccine development programs. General and administrative expenses for the three months ended June 30, 2005 increased 9 percent to $2.2 million as compared to $2.0 million for the comparable prior year period and increased 7 percent to $4.4 million for the six-month period ended June 30, 2005 compared to $4.1 million in the prior year period. General and administrative expenses were primarily higher in 2005 due to additional professional fees associated with the documentation, review and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Other Income and Expenses

Net other income for the three-month and six-month periods ended June 30, 2005 was $105,000 and $203,000, respectively, compared to net other income of $49,000 and $75,000 in the comparable periods last year. Interest income for the three-month period ended June 30, 2005 was $193,000 compared to $158,000 in the comparable prior year period. Interest income increased slightly due to higher yields, which more than offset a decline in investment balances. Interest expense for the three-month period ended June 30, 2005 was $88,000 compared to $109,000 in the comparable prior year period. The decrease in interest expense was a result of continued repayment of principal on outstanding debt obligations.

Liquidity and Capital Resources

At June 30, 2005, cash and investments totaled $25.1 million compared to $33.1 million at December 31, 2004. This $8.0 million decrease resulted primarily from the use of cash for general operating activities totaling $6.9 million, repayment of $684,000 of outstanding debt obligations and capital expenditures of $243,000.

Net cash used in operating activities for the six months ended June 30, 2005 was approximately $6.9 million primarily resulting from continued clinical development of the Company’s product portfolio. Net cash used in operating activities for the six months ended June 30, 2005 also reflects the impact of the timing of payments for certain budgeted expenditures in the first quarter of 2005 such as annual premiums for directors and officers liability insurance and 2004 performance-based employee bonuses.

In April 2005, we filed a shelf registration statement with the Securities and Exchange Commission. This shelf registration statement replaces our prior registration statement. The registration statement covers the offer and sale of up to $35 million of our common stock, preferred stock and warrants. The shelf registration statement provides greater flexibility in accessing capital markets when market conditions are conducive to an offering.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. On April 14, 2005, the SEC deferred the compliance dates for SFAS No. 123R, which will now allow companies to implement FAS 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005. We are currently evaluating various implementation standards of SFAS No. 123R, including adoption methods and option pricing methodology.

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

As of June 30, 2005, we have an outstanding bond payable totaling $3.1 million. This bond bears interest at a variable rate based on LIBOR. We have addressed our exposure to changes in interest rates through the use of derivative financial instruments. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4.     CONTROLS AND PROCEDURES

As of June 30, 2005, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of June 30, 2005.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 15, 2005 in Gaithersburg, Maryland. Of the 55,635,968 shares of common stock outstanding as of the record date, 51,632,428 shares, or 93% of the Company’s capital stock, were present or represented by proxy at the meeting. The results of the matters submitted to the stockholders were as follows:

1.	Elect three directors to GenVec’s board of directors, each to serve for a term of three years or until a successor has been elected and qualified:

Name	For	Withheld
Barbara H. Franklin	50,374,656	1,257,772
Stelios Papadopoulos, Ph.D.	50,368,970	1,263,458
Joshua Ruch	50,390,118	1,242,310

2.	Approve an amendment to GenVec’s 2002 Stock Incentive Plan, increasing by 1,680,000 shares (from 7,000,000 to 8,680,000) the number of shares authorized for issuance thereunder:

For:	28,269,618
Against:	2,831,628
Abstain:	345,168
Broker Non-Votes:	20,186, 014

3.	Ratify the appointment of KPMG LLP as the Company’s independent auditors for the current fiscal year ending December 31, 2005:

For:	51,429,175
Against:	115,319
Abstain:	87,934

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

10.2 GenVec, Inc. 2002 Stock Incentive Plan

10.2.1 Forms of Option Agreements under the GenVec, Inc. 2002 Stock Incentive Plan

31.1 Rule 13a - 14(a) Certification of Chief Executive Officer

31.2 Rule 13a - 14(a) Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: August 3, 2005	By:	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2005	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)