Form 10-Q
period 2005-11-08
GENVEC INC
filed 2005-11-08
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005
or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2005, the Registrant had 63,575,443 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
Condensed Statements of Stockholders’ Equity and Comprehensive Loss
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

SIGNATURES

GENVEC, INC.

FORM 10-Q

FORWARD LOOKING STATEMENTS

Any statements in this report and the information incorporated herein and therein by reference relating to future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding future revenues and operating expenses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as "anticipates," "believes," "continue," "estimates," "expects," "intends," "may," "opportunity," "plans," "potential," "predicts" or "will," the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. We caution that these forward-looking statements are subject to numerous assumptions, risks and uncertainties that can change over time. Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements include our failure to secure and maintain relationships with collaborators; risks relating to clinical trials; risks relating to the timing and content of future FDA regulatory actions; risks relating to the commercialization, if any, of our proposed product candidates (such as marketing, regulatory, patent, product liability, supply, competitions and other risks); dependence on the efforts of third parties; dependence on intellectual property; and risks that we may lack the financial resources and access to capital to fund our operations. Further information on the factors and risks that could affect our business, financial condition and results of operations, are set forth in our filings with the SEC, which are available at www.sec.gov. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report that include forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)
	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,047	$5,366
Short-term investments	15,688	25,397
Accounts receivable	4,007	1,544
Prepaid expenses and other	1,623	1,821
Bond sinking fund	198	276
Total current assets	39,563	34,404
Property and equipment, net	4,614	5,418
Long-term investments	--	2,302
Other assets	55	65
Intangible assets, net	1,808	1,882
Total assets	$46,040	$44,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$978	$1,227
Accounts payable	700	1,622
Accrued clinical trial expenses	458	1,364
Accrued other expenses	2,795	2,128
Unearned revenue	1,792	2,042
Total current liabilities	6,723	8,383
Long-term debt, less current portion	2,423	3,264
Other liabilities	1,287	1,943
Total liabilities	10,433	13,590

Stockholders' equity:
Common stock, $.001 par value; 100,000 shares authorized; 63,575 and 55,588
shares issued and outstanding at September 30, 2005 and December 31, 2004	64	56
Additional paid-in capital	181,209	166,656
Deferred stock compensation	(150)	(382)
Accumulated other comprehensive loss	(260)	(255)
Accumulated deficit	(145,256)	(135,594)
Total stockholders' equity	35,607	30,481

Total liabilities and stockholders' equity	$46,040	$44,071

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue from strategic alliances and research contracts	$6,897	$2,932	$18,794	$8,824

Operating expenses:
Research and development	8,496	5,913	22,607	18,186
General and administrative	1,881	1,880	6,284	6,000
Total operating expenses	10,377	7,793	28,891	24,186

Loss from operations	(3,480)	(4,861)	(10,097)	(15,362)

Other income (expense):
Interest income	192	166	571	438
Interest expense	(28)	(94)	(136)	(291)
Total other income, net	164	72	435	147
Net loss	$(3,316)	$(4,789)	$(9,662)	$(15,215)

Other comprehensive income (loss): Unrealized holding gain (loss) on securities available for sale	$--	$31	$(5)	$(95)
Change in fair value of derivatives used for cash flow hedge	--	(15)	--	109
Other comprehensive income (loss)	--	16	(5)	14
Comprehensive loss	$(3,316)	$(4,773)	$(9,667)	$(15,201)

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.17)	$(0.28)

Shares used in computing basic and diluted net loss per share	56,291	55,508	55,872	53,916

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,662)	$(15,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,248	1,368
Non-cash compensation expense	231	172
Unrealized loss on interest rate swap not designated as a hedge	116	--
Change in accounts receivable	(2,463)	1,042
Change in accounts payable and accrued expenses	(1,161)	(59)
Change in unearned revenue	(657)	586
Change in other assets and liabilities, net	142	1,186
Net cash used in operating activities	(12,206)	(10,920)

Cash flows from investing activities:
Purchases of property and equipment	(370)	(182)
Purchases of investment securities	(15,617)	(19,376)
Proceeds from sale and maturity of investment securities	27,325	22,539
Net cash provided by investing activities	11,338	2,981

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	14,561	11,988
Principal payments of long-term debt	(1,012)	(1,084)
Net cash provided by financing activities	13,549	10,904

Increase in cash and cash equivalents	12,681	2,965
Beginning balance of cash and cash equivalents	5,366	5,217
Ending balance of cash and cash equivalents	$18,047	$8,182

Supplemental disclosures of non-cash activities:
Cash interest payments	$207	$260

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

					Accumulated
					Other
					Comp-
			Additional		rehensive
	Common	Stock	Paid-in	Deferred	Income	Accumulated
	Shares	Amount	Capital	Compensation	(loss)	Deficit	Total

Balance, December 31, 2004	55,588	$56	$166,656	$(382)	$(255)	$(135,594)	$30,481
Comprehensive loss:	-	-	-	-	-	-
Net loss	-	-	-	-	-	(9,662)	(9,662)
Unrealized change in investments, net	-	-	-	-	(5)	-	(5)
Total comprehensive loss							(9,667)
Common stock issued under shelf registration, net	7,600	8	14,175	-	-	-	14,183
Common stock issued under stock incentive plans	387	-	378	-	-	-	378
Deferred compensation charge resulting form stock options	-	-	-	232	-	-	232
Balance, September 30, 2005	63,575	$64	$181,209	$(150)	$(260)	$(145,256)	$35,607

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(2)	Investments

The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at September 30, 2005 and December 31, 2004, are as follows (in thousands):

		September 30, 2005
	Amortized Cost	Gross unrealized holding gains (losses)	Fair Value
Government and agency notes	$2,257		$2,257
	13,457	(21)	13,431
Corporate bonds	$15,709	$(21)	$15,688
	December 31, 2004
	Amortized Cost	Gross unrealized holding gains (losses)	Fair Value
Government and agency notes	$6,522	$24	$6,546
Corporate bonds	21,200	(47)	21,153
	$27,722	$(23)	$27,699

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	September 30, 2005	December 31, 2004
Due within one year
Due after one year through four years	$15,688	$25,397
	--	2,302
	$15,688	$27,699

(3)	Stock Option Plans

The Company accounts for stock-based compensation awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and complies with the disclosure provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation.

Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma costs of these options granted in the nine-month periods ended September 30, 2005 and 2004 have been calculated using the Black-Scholes option pricing model and assuming a 75% expected volatility, a 3.7% risk-free interest rate, a 4-year life for the option and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $1.10 and $1.72 per share in the nine months ended September 30, 2005 and 2004, respectively.

The following table illustrates the effect on net loss per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period:

	Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2005	2004
Net loss, as reported	$(9,662)	$(15,215)
Total stock-based employee compensation expense determined under fair value based method for all awards	(753)	(589)
Pro forma net loss	$(10,415)	$(15,804)
Basic and diluted loss per share: As reported	$(0.17)	$(0.28)
Pro forma	$(0.19)	$(0.29)

(4)	Equity Financing

On September 26, 2005, the Company completed the sale of 7.6 million shares of its common stock at $2.00 per share. Net proceeds from the sale after payment of placement agent fees and other expenses totaled approximately $14 million. The Company anticipates using the net proceeds of this financing for product development activities, including support of clinical trials, expansion of manufacturing capabilities and other general corporate purposes.

SG Cowen & Co., LLC (“SG Cowen”) was engaged as the placement agent for this transaction. Stelios Papadopoulos, Ph.D., is a Vice Chairman in the investment banking division of SG Cowen and is a member of GenVec’s board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec is a clinical-stage biopharmaceutical company developing innovative gene-based therapeutics to treat cancer, heart disease and vision loss. We have three product candidates in clinical development, including two in randomized, controlled Phase II trials, as follows:

▪
TNFerade™: Our lead product candidate for the treatment of cancer, currently under clinical study in a randomized, controlled Phase II trial for the treatment of locally advanced pancreatic cancer and a Phase II trial for the treatment of rectal cancer;

▪
BIOBYPASS®: A randomized, placebo-controlled Phase II trial with our collaborator, Cordis Corporation, to study the clinical benefit of BIOBYPASS delivered by Cordis’ NOGASTAR® mapping and MYOSTAR™ injection catheter system to treat severe coronary artery disease is ongoing; and

▪
AdPEDF: We have completed a dose-escalation Phase I clinical trial in patients with severe, wet age-related macular degeneration (AMD), a leading cause of blindness in individuals over the age of 50. In February 2005, we expanded the Phase I clinical testing of AdPEDF in AMD patients with less severe disease.

TNFerade is a novel approach to treating cancer in combination with radiation and /or chemotherapy. We have conducted multiple Phase I and Phase II clinical studies with TNFerade to evaluate its safety and potential efficacy in treating many different cancers. In the first half of 2005, the Company announced the initiation of a 74 patient, randomized, controlled Phase II clinical trial of TNFerade in patients with locally advanced pancreatic cancer and the resumption of patient enrollment under a Phase II clinical trial in rectal cancer in collaboration with the Surgery Branch of the National Cancer Institute. We are now activating clinical sites for a Phase II trial in metastatic melanoma.

A randomized, placebo-controlled study in heart disease (BIOBYPASS) to confirm our Phase II clinical results and position this product candidate for a pivotal Phase III trial is ongoing. The NOVA (NOGA Delivery of VEGF in Angina) study is a multi-center trial being conducted in Europe and Israel in collaboration with Cordis Corporation. With respect to our AdPEDF program, we expanded our Phase I clinical testing in 20 patients with less severe AMD.

Each of our product candidates uses a common, patent-protected technology platform to deliver genes that produce medically beneficial proteins at the site of disease. We also are using this flexible technology platform in collaboration with FUSO Pharmaceutical Industries of Japan to develop a targeted cancer therapy and with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of preventative vaccine candidates.

To help realize the full commercial potential of TNFerade, we are seeking a development partner possessing clinical, regulatory and marketing experience in oncology to lead the registration and commercialization efforts in Europe and Asia and to help fund clinical development in North America. We are also pursuing collaborative partners to further advance the development of AdPEDF. Collaborative licensing and/or funded research arrangements under such partnerships would help offset additional operating expenses associated with these programs.

On October 18, 2005, we announced that we had entered into a non-binding letter of intent to sell to a third-party buyer the assets and technology related to our myoblast cell therapy program that were acquired in our 2003 merger with Diacrin. Under the terms of the non-binding agreement, we will assign all key licenses and use agreements relating to the program to a newly formed company in exchange for a royalty on all future product and process sales revenue or license sales revenue generated from the program. We will provide support to the myoblast cell therapy program, operating in our Charlestown, MA facility, through November 15, 2005, the anticipated closing date of the transaction. If a sale of the myoblast cell therapy program is not completed, we intend to discontinue this program. We expect to accrue a fourth quarter charge of approximately $1 million primarily relating to staff termination costs and continuing lease obligations for the Charlestown, MA facility through October 6, 2006. In addition, if the transaction with the buyer closes, we will record an additional non-cash write-off of intangible assets and recognized deferred revenue resulting in a total net charge of approximately $1.5 million. We expect to realize approximately $2.5 million to $3 million in annual costs savings that will help support continued clinical development of TNFerade.

Product Candidates

Our product candidates address significant markets for which we believe that the current standard of care can be significantly improved. Our lead product candidates and clinical activities are described below.

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

For TNFerade, we have completed the dose-escalation portion of Phase II trials for pancreatic and esophageal cancer. Our clinical data indicate that TNFerade has activity in many solid tumor types, including pancreatic, esophageal, rectal and breast cancers, melanoma and sarcomas. Data from the dose-escalation portion of our Phase II study in pancreatic cancer has demonstrated improved local tumor response, a slowing of tumor progression, an increase in the number of surgical resections of tumors and an increase in patient survival rates at a dose of 4x1011 pu. We have established the maximum tolerated dose at 4x1011 pu for current and future clinical trials in pancreatic cancer. The current Phase II pancreatic trial, which includes a 74 patient randomized component, was initiated in the first quarter of 2005. We are currently activating clinical sites and screening and enrolling patients into this 74 patient trial. Accrual is currently expected to be completed during the first half of 2006 with interim results from this randomized, controlled study expected to be reported in mid-2006.

We are currently enrolling patients in the dose-escalation portion of our Phase II study in rectal cancer in collaboration with the Surgery Branch of the National Cancer Institute. We anticipate expanding the number of clinical sites for the 75 patient randomized component of the Phase II clinical study. We are also currently activating clinical sites for a Phase II trial in metastatic melanoma.

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

In November 2002, we presented results from a completed randomized, controlled Phase II study in 71 patients with severe heart disease who had no treatment options. Patients treated with BIOBYPASS showed a greater ability to exercise, less chest pain, a need for less medication for angina pain and an improved quality of life when compared to patients receiving current standard of care. There were no drug-related serious adverse events or dose limiting toxicities. Also in 2002, we completed a clinical study designed to demonstrate the feasibility of using an endocardial injection catheter to deliver BIOBYPASS directly to the heart muscle.

We are collaborating with Cordis Corporation (a Johnson & Johnson Company) to use their NOGASTAR® mapping and MYOSTAR™ endocardial injection catheter system to inject BIOBYPASS directly into diseased heart muscle. We anticipate that a commercialized version of BIOBYPASS would be delivered by such a non-surgical, injection catheter approach. GenVec and Cordis are collaborating on regulatory matters and are sharing in the clinical trial costs. GenVec supplies BIOBYPASS and Cordis will provide injection catheter systems and training to the interventional cardiologists conducting the trial. GenVec retains commercial rights to BIOBYPASS and Cordis retains commercial rights to their injection catheter system. The randomized, placebo-controlled (NOVA) trial in patients with severe coronary artery disease is now ongoing. This multi-center study, which will enroll up to 129 patients, is being conducted in Europe and Israel. Clinical sites have been activated in Europe and Israel and patient enrollment in the trial has commenced.

Under the terms of our collaboration with Cordis Corporation, an interim analysis will be performed by an independent Data Safety Monitoring Board (DSMB) after the first 60 patients are enrolled in the study. Cordis has retained a three-month exclusivity period after the issuance of the interim report by the DSMB to enter into an agreement with GenVec for the continued Phase III development and potential commercialization of BIOBYPASS. We expect patient accrual to be completed in 2007.

AdPEDF is designed for the treatment of wet age-related macular degeneration, which leads to rapid loss of vision. AdPEDF uses our proprietary technology to produce the pigment epithelium-derived factor (PEDF) protein, a natural inhibitor of angiogenesis, in the eye.  We reported encouraging findings from a Phase I clinical trial of AdPEDF in patients with severe, wet age-related macular degeneration at the American Academy of Ophthalmology meeting in October 2004. Data reported on 28 patients demonstrated that PEDF was well tolerated with no dose limiting toxicities. Additionally, investigators observed feasible delivery of PEDF to the eye and improvement in the appearance of the retina and stabilization of vision loss in some patients after administration of AdPEDF. In February 2005, we expanded the Phase I clinical testing of AdPEDF in AMD patients with less severe disease. The Company expects to complete enrollment of this 20-patient trial in early 2006 and report results from this study in the first half of 2006.

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

▪
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

▪
A multi-year, $50 million funded research and development contract with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIH) using our proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV. In April and September 2005, we announced positive results of NIH-initiated Phase I studies using the vaccine candidates developed under this collaboration. These results were followed by our announcements in October 2005 that NIH had initiated a Phase II double blind, placebo controlled, 480 patient study of a jointly developed HIV vaccine candidate and had expanded its collaboration funding with GenVec by $9.9 million.

▪
Other funded preventative vaccine development programs include the United States Naval Medical Research Center (vaccine for malaria and dengue virus); PATH’s Malaria Vaccine Initiative (malaria vaccine) and the United States Department of Agriculture (vaccine for foot and mouth disease). Combined, these programs generated revenues totaling $2.9 million through the nine months ended September 30, 2005.

FINANCIAL OVERVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Results of Operations

GenVec’s net loss was $3.3 million or ($0.06) per share on revenues of $6.9 million for the quarter ended September 30, 2005. This compares to a net loss of $4.8 million or ($0.09) per share on revenues of $2.9 million in the same period in the prior year. GenVec’s net loss was $9.7 million or ($0.17) per share on revenues of $18.8 million for the nine months ended September 30, 2005. This compares to a net loss of $15.2 million or ($0.28) per share on revenues of $8.8 million in the same prior year period. GenVec ended the third quarter of 2005 with $33.7 million in cash and investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2005 were $6.9 million and $18.8 million, respectively, an increase of 135 percent and 113 percent when compared to revenues of $2.9 million and $8.8 million in the comparable prior year periods.

Revenues for the current periods were primarily derived from the Company’s funded research and development programs with the National Institutes of Health (NIH), PATH’s Malaria Vaccine Initiative (MVI) and the United States Naval Medical Research Center (NMRC), all of which use GenVec’s proprietary adenovector technology for the development of clinical grade vaccine candidates against HIV, malaria, and dengue virus. Other revenue sources include our collaboration with Fuso Pharmaceuticals Industries for the development of a targeted cancer therapy. On October 5, 2005, the Company announced a one-year, $9.9 million extension of its HIV vaccine development contract with NIH, now totaling up to approximately $50 million and extending through 2008. The additional funding will support continued joint efforts of NIH and GenVec to develop world-wide HIV vaccine candidates, including utilization of GenVec’s proprietary and advanced scaleable production process for manufacturing clinical grade HIV vaccines for future NIH trials.

The Company also generated revenue from our collaboration with Cordis Corporation for the joint clinical development of BIOBYPASS and our other government funded research grants. We also recognized deferred revenues under our agreement with Terumo Corporation for their development of a cell transplantation therapy in Japan.

Operating Expenses

Operating expenses were $10.4 million and $28.9 million for the three-month and nine-month periods ended September 30, 2005 respectively, an increase of 33 percent and 19 percent, compared to $7.8 million and $24.2 million in the comparable prior year periods. Research and development expenses for the current quarter increased 44 percent to $8.5 million as compared to $5.9 million for the comparable prior year period, while research and development expenses for the nine-month period ended September 30, 2005 increased 24 percent to $22.6 million compared to $18.2 million for the comparable prior year period. The increases are primarily due to increased levels of activity under the Company’s funded HIV and malaria vaccine development programs. Further increases in research and development expenses are projected as a result of recent increases in the activation of clinical sites and patient screening and enrollment for the continued clinical development of TNFerade, BIOBYPASS and AdPEDF. The increase in general and administrative expenses for the three months ended September 30, 2005 were $1.9 million, unchanged when compared to $1.9 million in the same period in the prior year, and increased 5 percent to $6.3 million for the nine-month period ended September 30, 2005 compared to $6.0 million in the prior year period. The increase in general and administrative expenses through September 2005 was due to higher personnel costs, consulting and auditing fees and facility overhead expenses.

Other Income and Expenses

Net other income for the three-month and nine-month periods ended September 30, 2005 was $164,000 and $435,000, respectively, compared to net other income of $72,000 and $147,000 in the comparable periods last year. Interest income for the three-month period ended September 30, 2005 was $192,000 compared to $166,000 in the comparable prior year period. Interest income increased slightly due to higher yields, which more than offset a decline in investment balances. Interest expense for the three-month period ended September 30, 2005 was $28,000 compared to $94,000 in the comparable prior year period. The decrease in interest expense was primarily a result of continued repayment of principal on outstanding debt obligations. Outstanding debt obligation totaled $3.4 million as of September 30, 2005.

Liquidity and Capital Resources

At September 30, 2005, cash and investments totaled $33.7 million compared to $33.1 million at December 31, 2004. The $600,000 increase resulted primarily from the $14.0 million net proceeds from our September 2005 equity financing offset by the use of cash for general operating activities totaling $12.2 million, repayment of $1.0 million of outstanding debt obligations and capital expenditures of $370,000.

Net cash used in operating activities for the nine months ended September 30, 2005 was approximately $12.2 million primarily resulting from continued clinical development of the Company’s product portfolio. Net cash used in operating activities for the nine months ended September 30, 2005 also reflects the impact of the timing of payments for certain budgeted expenditures in the first half of 2005 such as annual premiums for directors and officers liability insurance and 2004 performance-based employee bonuses.

In April 2005, we filed a shelf registration statement with the Securities and Exchange Commission. This shelf registration statement replaces our prior registration statement. The registration statement covered the offer and sale of up to $35 million of our common stock, preferred stock and warrants. On September 26, 2005, the Company completed the sale of 7.6 million shares of its common stock at $2.00 per share. Net proceeds from the sale after payment of placement agent fees and other expenses totaled approximately $14.0 million. GenVec expects to use the net proceeds from this financing for product development activities, including support of clinical trials, expansion of manufacturing capabilities and other general corporate purposes.

Without additional financing, we believe that our cash reserves and anticipated cash flow from our current collaborations will be sufficient to support our operations through 2007. We anticipate that expenditures for research and development, including clinical trials, product development and preclinical studies, expansion of manufacturing capabilities, and general and administrative activities will increase significantly in future periods. In the future, our liquidity and capital resources will depend upon, among other things, the level of our research, development, clinical, regulatory, manufacturing and marketing expenses and funding from collaborations.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. On April 14, 2005, the SEC deferred the compliance dates for SFAS No. 123R, which will now allow companies to implement FAS 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005. We are currently evaluating various implementation standards of SFAS No. 123R, including adoption methods and option pricing methodology.

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

As of September 30, 2005, we have an outstanding bond payable totaling $2.6 million. This bond bears interest at a variable rate based on LIBOR. We have addressed our exposure to changes in interest rates through the use of derivative financial instruments. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. Our other debt obligations are fixed rate instruments and are not subject to interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of September 30, 2005.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

10.1	Placement Agent Agreement effective as of September 20, 2005 between GenVec, Inc., and S. G. Cowen & Co. LLC (previously filed and incorporated by reference from exhibit 10.1 of the Registrant’s Form 8-K filed September 21, 2005).
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer
31.2	Rule 13a - 14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	Form of Subscription Agreement (previously filed and incorporated by reference from exhibit 99.1 of the Registrant’s Form 8-K filed September 21, 2005).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: November 8, 2005	By:	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2005	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)