Form 10-K
period 2005-12-31
GENVEC INC
filed 2006-03-15
CIK 934473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes ☑No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐Yes ☑No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12n-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the Nasdaq National Market on such date was $83,490,458. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2005 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.
As of February 28, 2006 there were 63,675,282 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART NO.	ITEM NO.	DESCRIPTION	PAGE NO.
I	1	BUSINESS	2

	1A	RISK FACTORS	14

	1B	UNRESOLVED STAFF COMMENTS	24

	2	PROPERTIES	24

	3	LEGAL PROCEEDINGS	24

	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

II	5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26

	6	SELECTED FINANCIAL DATA	26

	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34

	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34

	9A	CONTROLS AND PROCEDURES	34

	9B	OTHER INFORMATION	35

III	10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	36

	11	EXECUTIVE COMPENSATION	38

	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	40

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	42

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	42

IV	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	44

		FINANCIAL STATEMENTS	F1 – F23
THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (“EXCHANGE ACT”). FORWARD-LOOKING STATEMENTS ALSO MAY BE INCLUDED IN OTHER STATEMENTS THAT WE MAKE. ALL STATEMENTS THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT’S ESTIMATES, ASSUMPTIONS AND PROJECTIONS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES,” “EXPECTS,” “INTENDS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES” OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AS OF THE DATE THEREOF, ACTUAL RESULTS, COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING RISKS RELATING TO THE EARLY STAGE OF GENVEC’S PRODUCT CANDIDATES UNDER DEVELOPMENT; GENVEC’S ABILITY TO SECURE AND MAINTAIN RELATIONSHIPS WITH COLLABORATORS; UNCERTAINTIES WITH, AND UNEXPECTED RESULTS AND RELATED ANALYSES RELATING TO CLINICAL TRIALS OF GENVEC’S PRODUCT CANDIDATES, INCLUDING THE LENGTH OF TIME REQUIRED TO ENROLL SUITABLE PATIENT SUBJECTS AND OUR ABILITY TO SECURE CLINICAL TRIAL SITES; THE AMOUNT OF REVENUES ATTRIBUTABLE TO GENVEC’S VACCINE PROGRAM; THE TIMING AND CONTENT OF FUTURE U.S. FOOD AND DRUG ADMINISTRATION REGULATORY ACTIONS WITH RESPECT TO GENVEC, ITS PRODUCT CANDIDATES, OR ITS COLLABORATORS; DEPENDENCE ON THE EFFORTS OF THIRD PARTIES; COMPETITION FROM OTHER PHARMACEUTICAL OR BIOTECHNOLOGY COMPANIES; THE SCOPE AND VALIDITY OF PATENT PROTECTION FOR GENVEC’S PRODUCTS AND GENVEC’S ABILITY TO COMMERCIALIZE ITS PRODUCTS WITHOUT INFRINGING THE PATENT RIGHTS OF OTHERS; RISKS THAT GENVEC MAY LACK THE FINANCIAL RESOURCES AND ACCESS TO CAPITAL TO FUND ITS OPERATIONS, INCLUDING GENVEC’S ABILITY TO FULLY UTILIZE THE COMMITTED EQUITY FACILITY (CEFF) WITH KINGSBRIDGE CAPITAL LIMITED AS A SOURCE OF FUTURE FUNDING, WHETHER DUE TO THE MAXIMUM NUMBER OF 12,735,050 SHARES ISSUABLE UNDER THE CEFF CONSISTENT WITH NASDAQ NATIONAL MARKET LISTING REQUIREMENTS, GENVEC’S ABILITY TO SATISFY VARIOUS CONDITIONS TO DRAW DOWN UNDER THE CEFF, THE INVESTOR’S PERFORMANCE OF ITS OBLIGATIONS UNDER THE CEFF OR OTHERWISE; AND RISKS RELATING TO THE COMMERCIALIZATION, IF ANY, OF GENVEC’S PROPOSED PRODUCT CANDIDATES (SUCH AS MARKETING, MANUFACTURING, REGULATORY, PATENT, PRODUCT LIABILITY, SUPPLY AND OTHER RISKS). FURTHER INFORMATION ON THE FACTORS AND RISKS THAT COULD AFFECT GENVEC’S BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS, ARE CONTAINED IN GENVEC’S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (SEC), WHICH ARE AVAILABLE AT WWW.SEC.GOV. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS PRESS RELEASE, AND GENVEC ASSUMES NO DUTY TO UPDATE FORWARD-LOOKING STATEMENTS.

PART 1
ITEM 1. BUSINESS
OVERVIEW
GenVec is an emerging late stage biopharmaceutical company focused on the development and commercialization of TNFerade™ for the treatment of cancer. The Company is conducting a Phase II/III trial for the use of TNFerade to treat locally advanced, unresectable pancreatic cancer. TNFerade is also in Phase II trials for rectal cancer and metastatic melanoma. The core technology used for TNFerade has broad application. It is currently being used in five funded collaborations, three for the development of preventative vaccines against infectious diseases, one for the treatment of severe coronary artery disease, and one for a second-generation oncology product. As a clinical stage biopharmaceutical company, our business and our ability to realize our corporate goals and execute our strategy are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of this Form 10-K. The description of our business in this Form 10-K should be read in conjunction with the information in Item 1A.
TNFerade is a novel approach to treating cancer in combination with standard radiation and/or chemotherapy. It delivers the tumor necrosis factor-alpha (“TNF-alpha”) gene directly into tumors to stimulate the production of TNF-alpha, a potent anti-cancer protein.
•	Pancreatic Cancer is currently the lead indication for TNFerade. Based on data from our Phase I and Phase II studies in locally advanced, unresectable pancreatic cancer, we are enrolling patients for a 330-patient randomized, controlled Phase II/III trial designed to assess safety and efficacy potential. For this trial, the primary endpoint is overall survival at 12 months. According to the American Cancer Society, approximately 32,000 new cases of pancreatic cancer will be diagnosed this year in the United States, and nearly all of these patients die of their disease.

•	Rectal Cancer – TNFerade is being evaluated in a Phase II trial in rectal cancer to assess its ability to improve tumor responses in conjunction with standard chemoradiation. One objective of this study is to achieve better surgical outcomes in these patients, such as avoidance of colostomy. Approximately 40,000 new cases of rectal cancer will be diagnosed in the United States this year.

•	Metastatic Melanoma – Based on our Phase I study, we have moved TNFerade into a proof-of-concept Phase II study in metastatic melanoma. In this study, patients will receive TNFerade in combination with radiation therapy. Approximately 60,000 new cases of melanoma will be diagnosed in the United States this year.
The key advantage of our core adenovector technology is that it can efficiently produce therapeutic proteins at the site of disease. In therapeutic applications, the adenovector carries a gene to the target tissue, where production of the therapeutic protein is stimulated. The adenovector is then eliminated by the body. This approach allows the therapeutic protein to be produced where it is needed and limits the unwanted exposure to normal tissues. This same technology can also be used to produce vaccines, where the adenovectors can be used to stimulate an immune response against infectious disease proteins.
Therapeutic Pipeline, in Addition to TNFerade
•	BIOBYPASS® promotes production of vascular endothelial growth factor (VEGF) protein to stimulate the growth of new blood vessels in areas of the heart lacking sufficient blood flow. GenVec is collaborating with the Cordis Corporation, a Johnson & Johnson company, to evaluate the effects of BIOBYPASS on exercise tolerance and heart function in a randomized, placebo-controlled Phase II trial in 129 patients with advanced heart disease. This study is being conducted at multiple sites in Europe and Israel.

•	AdPEDF is being developed for patients with wet age-related macular degeneration (AMD), the leading cause of blindness in people over the age of 50. We have completed a dose-escalation Phase I clinical trial of AdPEDF in patients with severe AMD. Data from this trial demonstrated that AdPEDF was generally well tolerated and showed evidence of a halt in disease progression for six to twelve months after a single intravitreal injection of AdPEDF. In February 2005, we expanded the Phase I clinical testing of AdPEDF in AMD patients with less severe disease and on March 7, 2006, we announced the completion of enrollment of this 20-patient trial.

Vaccines Program
In addition to our internal product development programs, we are working with multiple collaborators and customers to develop new applications for our technology, such as preventative vaccines to treat HIV, malaria and other infectious diseases.
•	Global HIV Vaccine – In collaboration with the Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Diseases (NIAID), National Institutes of Health, we are providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The NIAID is now conducting multiple clinical trials involving this vaccine candidate, including an international 480-patient Phase II study. This $50 million multi-year collaboration is being conducted under a subcontract issued and managed by SAIC-Frederick, Inc. GenVec is currently manufacturing late-stage clinical supplies for a proof-of-concept efficacy trial (greater than 10,000 individuals) to be conducted and funded by NIAID and expected to commence in 2007.

•	Malaria – In collaboration with the Naval Medical Research Center (NMRC) and the Malaria Vaccine Initiative, GenVec is generating vaccine candidates for the prevention of malaria. There are currently 300 million to 500 million cases of malaria in the world each year resulting in 1.5 to 3 million deaths, mostly among children. GenVec has produced clinical supplies of a vaccine candidate for Phase I testing of this vaccine candidate, to be conducted and funded by the NMRC.

•	Foot and Mouth Disease – In a collaboration with the Agricultural Research Service of the United States Department of Agriculture funded by an inter-agency agreement with the Department of Homeland Security, GenVec is developing vaccine and anti-viral candidates for the prevention and containment of foot and mouth disease outbreaks in the United States. Initial testing showed that cattle challenged with foot and mouth disease did not develop symptoms.

•	Seasonal and pandemic influenza – GenVec recently expanded its collaboration with the VRC to supply potential vaccine candidates for seasonal and pandemic flu.
Ongoing Clinical Studies

			# OF
PRODUCT			TARGETED
CANDIDATE	DISEASE INDICATION	DEVELOPMENT STAGE	PATIENTS
TNFerade	Pancreatic Cancer	Phase II/III - Randomized, Controlled	330
	Melanoma	Phase II – Proof of Concept	29
	Rectal Cancer	Phase II – Dose Escalation	10

BIOBYPASS	Coronary Artery Disease	Phase II – Randomized, Placebo Controlled	129

AdPEDF	Wet Age-Related Macular	Phase I – Dose Comparison, wet AMD	20
	Degeneration (AMD)	(patient enrollment complete,
		follow-up ongoing)

TNFerade for cancer. In two separate Phase I trials (one in solid tumors and one in soft tissue sarcomas), TNFerade, in conjunction with standard radiation therapy, was shown to be generally well tolerated and a 25 percent or greater reduction in tumor size was observed in more than 70 percent of patients in 12 different tumor types, including pancreatic, melanoma, rectal, small cell lung, breast and sarcoma. The results from the Phase I trial in solid tumors were published in the February 15, 2004 issue of the Journal of Clinical Oncology. Positive results were also seen in a Phase I, 14-patient study in soft tissue sarcoma, with activity confirmed in very large tumors.
Pancreatic Cancer. Based on our Phase I results, we initiated a Phase II dose-escalation study in locally advanced, unresectable pancreatic cancer to determine the best therapeutic dose for use of TNFerade in combination with standard chemoradiation. The results from this 50-patient study indicated a dose-dependent improvement in tumor response, rates of surgical resection, time to disease progression, and survival. The maximum tolerated dose (MTD) was determined to be 4x1011 particle units. Thereafter, a randomized, controlled 74-patient Phase II study was initiated. In consultation with the FDA, this Phase II study has recently been amended to become a Phase II/III 330-patient trial to support potential registration of TNFerade for this indication. The Phase II/III study is now ongoing in multiple sites in the United States and abroad.
Rectal Cancer. The ongoing Phase II rectal cancer study was initiated in collaboration with the National Cancer Institute. In order to accelerate patient accrual, we anticipate initiating multiple additional clinical sites in the U.S. this year.
Melanoma. The Phase II multi-site US-based study in metastatic melanoma was prompted by three of three Phase I patients with metastatic melanoma showing complete responses, and disease-free survival in two of those patients greater than three years. TNF-alpha is a potent immune stimulator, and preclinical data presented at the 96th Annual Meeting of the American Association for Cancer Research (AACR), April 16-20, 2005 showed that TNFerade could slow metastases in an animal model of malignant melanoma. These results support the potential effectiveness of TNFerade when used in combination with radiation to treat patients with refractory metastatic melanoma.
Esophageal Cancer. Encouraging results were presented at the American Society of Clinical Oncology Gastroenterological Cancer Symposium on January 27, 2006, on extended follow-up in our Phase II study of TNFerade in patients with locally advanced esophageal cancer. The patients treated with TNFerade and chemoradiation had a 12-month survival of 88%, which compares favorably with the approximately 50% 12-month survival seen in a variety of published studies. During the dose-escalation portion of this Phase II study, the TNFerade program was placed on clinical hold by the FDA when a patient died as a result of blood clot in the lungs. GenVec provided extensive data on our clinical experience with TNFerade in all programs to the FDA. In February 2005, we received approval from the FDA to proceed with our Phase II pancreatic trial. In May 2005, the clinical hold on the TNFerade IND was lifted.
BIOBYPASS for severe heart disease. BIOBYPASS is designed for the treatment of coronary artery disease. As a result of blocked arteries in the heart, patients with severe coronary artery disease typically experience severe, often immobilizing pain from minimum physical activity such as walking. This pain is known as hypoxic pain because it results from a lack of oxygen to the tissues. BIOBYPASS is intended to restore blood flow to areas of the heart with insufficient blood flow through the formation of new blood vessels, a process known as angiogenesis. BIOBYPASS produces the therapeutic protein, vascular endothelial growth factor (VEGF121) that stimulates the growth of new blood vessels in heart tissue and restores blood flow to areas of the heart with poor blood flow. Our approach of directly injecting BIOBYPASS into the heart wall through a minimally invasive catheter approach enables the sustained, controlled production of the VEGF121 protein in the area of the heart with poor blood flow.
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

In January 2004, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of this angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR® Mapping Catheter and MYOSTAR™ Injection Catheter. The purpose of this collaboration is to evaluate the effects of BIOBYPASS on exercise tolerance and heart function in a randomized, placebo-controlled Phase II trial in 129 patients with advanced heart disease. This NOVA (NOGA Delivery of VEGF in Angina) study is being conducted at multiple sites in Europe and Israel. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply BIOBYPASS and Cordis will provide the injection catheters and training to the interventional cardiologists conducting the trial. GenVec retains commercial rights to BIOBYPASS and Cordis retains commercial rights to its NOGASTAR mapping catheters and MYOSTAR™ injection catheters.
AdPEDF for treatment of vision loss. AdPEDF is designed for the treatment of wet age-related macular degeneration (AMD). AMD is a progressive eye disease characterized by the growth of abnormal blood vessels in the center portion of the retina (the macula), the area of the eye that makes central vision and visual acuity possible. GenVec believes that therapy with AdPEDF holds the promise to stabilize or improve patient vision. According to the Macular Degeneration Network and others, there are approximately 200,000 new cases of wet age-related macular degeneration diagnosed each year in the United States and more than 500,000 cases diagnosed worldwide, and it is a leading cause of blindness in individuals over the age of 50. AdPEDF uses GenVec’s proprietary adenovector to deliver the pigment epithelium – derived factor (PEDF) gene that results in the production of the PEDF protein in the treated eye. PEDF is naturally produced in the eye and serves two important functions. PEDF is the eye’s key natural regulator of normal blood vessel growth. It also is a neuro-protective agent of the photoreceptors (the vision–sensing cells of the eye responsible for sight). PEDF’s key differentiation from other therapies is its potential to protect the retina from damage caused by fragile, leaky, abnormal blood vessels.
During 2004, we completed the dose-escalating portion of a Phase I multi-center clinical trial of AdPEDF in 28 patients with wet age-related macular degeneration. In this study, which was conducted in patients with very advanced wet AMD, AdPEDF was generally well tolerated at all dose levels and patients showed evidence of a halt in disease progression six to twelve months after a single intravitreous injection of AdPEDF. The results from this Phase I study were published in the February 2006 issue of Human Gene Therapy. In February 2005, we initiated the second part of the ongoing Phase I clinical trial of AdPEDF in 20 patients with less advanced AMD at 9 clinical sites throughout the U.S. This multi-center Phase I study will compare two doses of AdPEDF (already tested) to evaluate the drug’s safety, tolerability, and effects on vision as well as to establish the dose level(s) for possible Phase II clinical testing. In animal studies AdPEDF has been demonstrated to rapidly elevate the intraocular PEDF protein levels in the eye, inhibit the growth of unwanted blood vessels in the eye and cause selective regression of established abnormal blood vessels, and protect the retina from further damage. Enrollment of this trial was completed in the first quarter of 2006.
OUR STRATEGY
Our primary objective is to develop and commercialize products that are safe and effective for major medical needs. We intend to pursue this objective through the following strategies:
Develop and commercialize our lead product candidate, TNFerade, for the treatment of cancer. We have chosen locally advanced pancreatic cancer as the lead indication for TNFerade because we believe that current therapy for this cancer is poor and our current data suggest that TNFerade, when used in combination with standard therapy, may lead to improved survival. We have initiated and subsequently expanded the 74-patient, randomized controlled portion of the Phase II trial of TNFerade to a 330-patient Phase II/III trial. We believe that TNFerade offers a feasible path to commercialization because:

•	The product development process for cancer drugs, particularly those drugs treating cancers where the current therapy is poor, can typically be accomplished in a relatively cost-effective manner and short time period;

•	Improved survival has been used as a basis for approval in pancreatic cancer; and

•	Pancreatic cancer is an attractive commercial opportunity.
We have also expanded the clinical development of indications for TNFerade to include melanoma and rectal cancer. We have initiated Phase II trials for both indications to offer potentially improved treatment options for these patients, further validate our TNFerade cancer-treatment platform and increase the commercial potential of TNFerade through additional indications.
We are currently seeking relationships to lead TNFerade registration and commercialization efforts in Europe and Asia and to help fund clinical development in North America. We will seek to retain significant commercial rights to TNFerade in North America.
Develop and commercialize our other product candidates through corporate alliances. We intend to form strategic alliances with other companies to develop and commercialize BIOBYPASS for patients with severe heart disease and PEDF for patients with wet age-related macular degeneration. In January 2004, we entered into an agreement with Cordis Corporation, a Johnson & Johnson company, to conduct a randomized, double-blind, placebo-controlled Phase II trial to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. Strategic alliances will allow us to further the development of our product portfolio while we focus our internal efforts on the development of our lead product candidate, TNFerade.
Expand our product candidate pipeline and enhance our technology base. We will continue to seek to enhance our gene delivery capabilities through internal research, external collaborations and acquisitions. We have received funding for research and development collaborations to develop preventative vaccine candidates against HIV, malaria and other infectious diseases, an anti-viral to prevent foot and mouth disease, and a second-generation TNFerade product candidate. We expect improvements in our core technology to enhance our drug discovery efforts and lead to additional product candidates. We intend to further strengthen our technologies relating to process development, formulation and manufacturing through these relationships.
PARTNERSHIPS AND COLLABORATIVE RELATIONSHIPS
GenVec has used corporate partnerships and collaborations to advance its technology and product development in the past. We will continue to evaluate potential relationships as a means to reduce time to market, expand market potential, and reduce risk. We have received funding to advance the clinical development of our product candidates, to develop vaccines against HIV, malaria and other infectious diseases and to develop a second-generation TNFerade product candidate. These funded collaborations help to offset our development costs and enhance our ability to discover, evaluate, develop and seek to commercialize multiple product candidates.
Cordis Corporation. In January 2004, the Company entered into a research collaboration with the Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson company, to study the clinical benefit of BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. See “Our Product Candidates - BIOBYPASS for Severe Heart Disease”.

Fuso Pharmaceuticals Industries, Ltd. In January 2004, we announced a new, three-year $4.5 million funded research agreement with Fuso Pharmaceuticals (“FUSO”). This follows the successful conclusion of a former collaboration, which ran from 1997 to 2003. We established the new collaboration to identify a targeted cancer therapy product candidate designed to treat not only a primary tumor, but also cancer that has spread, or metastasized, to distant sites in the body. The intended targeted cancer therapy is expected to incorporate the gene for TNF- alpha. Under the terms of the agreement, we have worldwide rights, excluding Japan, to develop and commercialize product candidates arising from the collaboration. Fuso has development and commercialization rights in Japan, and an option to commercialize in Korea and Taiwan. In addition to the research funding, the agreement includes development milestone payments and royalties on commercial sales by Fuso of any products arising from the collaboration. Each party will be responsible for development and commercialization costs in their respective territories.
We also are working with selected U.S. government institutions to develop new applications, such as vaccines, for our proprietary platform technology. These collaborations include:
National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). In December 2001, the Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Diseases of the National Institutes of Health selected the Company to collaborate in the development of a worldwide preventative AIDS vaccine candidate. This collaboration was expanded to include the development of a SARS vaccine candidate (April 2003) and an influenza vaccine candidate (February 2006). The Company has a cost-plus subcontract, managed for the VRC through SAIC-Frederick, Inc., with an estimated total contract value of approximately $50 million. Under the subcontract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology. The program encompasses a base year and six option years. Revenue recognized under this program amounted to $18.8 million in 2005, $7.4 million in 2004 and $7.2 million in 2003. The fourth option covering the year 2006 has been exercised and work is continuing under the contract.
U.S. Naval Medical Research Center. On January 8, 2003, we signed a two-year, $1.9 million contract with the U.S. Naval Medical Research Center (NMRC) allowing them to use our proprietary adenovector technology for the development of vaccines against malaria and dengue virus. Under this contract, we were responsible for constructing and producing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. On January 10, 2005, we signed a one-year, $1.6 million fixed price contract for the production of malaria vaccines under cGMP standards. The NMRC will test the vaccine candidates in preclinical, or animal, models to assess safety and effectiveness. In conjunction with the preclinical evaluation of the vaccine, we will provide regulatory support to NMRC with regard to an anticipated IND filing with the FDA. Clinical trials in humans could commence following successful preclinical testing results and would be funded by the NMRC.
Malaria Vaccine Initiative. In March 2004, we signed a two-year, $2.6 million contract for the development, production and evaluation of vaccines against malaria. Under the contract, the Company will be responsible for constructing adenovector-based vaccine candidates using is proprietary cell line and second-generation adenovector technology. The Company has a separate agreement for work to be performed under a Collaborative Research and Development Agreement (CRADA) with the Navy Medical Research Center (NMRC). Under the CRADA, NMRC will provide the Company with optimized malaria genes to be used in the development of the adenovector –based vaccines as well as provide preclinical evaluation of the vaccine candidates.
U.S. Department of Agriculture (USDA). On March 1, 2006, we announced a $1.7 million cooperative agreement for the development, production and evaluation of vaccines against foot-and-mouth disease (FMD). Under the agreement, the Company will be responsible for constructing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology. As part of the cooperative efforts, the Agriculture Research Services, a branch of the USDA, will provide the Company with optimized FMD genes to be used in the development of the adenovector-based vaccines as well as provide evaluation of the vaccine candidates.
Sponsored Research. We also sponsor research at leading academic institutions to enhance our ability to discover, evaluate and develop new product candidates. Our academic collaborations currently include agreements with the University of Chicago (TNFerade), the Johns Hopkins University (AdPEDF), and the University of Kansas (Preclinical Hearing Loss and Balance Disorder Program).

DRUG DISCOVERY AND DEVELOPMENT PLATFORM
We have focused on developing technology to effectively and selectively deliver genes to cause the production of proteins at the location needed to treat the disease. Using our technology, we believe we can:
•	Rapidly put genes into vectors to evaluate gene function and usefulness in therapy;

•	Deliver our product candidates to specific organs or cell types to avoid systemic exposure;

•	Achieve efficient gene delivery to and protein expressions in target cells;

•	Control the amount and duration of production of therapeutic proteins to allow flexibility in treating different diseases; and

•	Scale our manufacturing processed to be suitable for commercial production.
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
When administered to tissues, our vectors enter target cells and produce the protein encoded by the inserted gene. In addition to their use in therapeutic and vaccine product candidates, these vectors can be used for functional genomics purposes to help determine the function of a specific gene and its potential use as a therapy. Adenovectors can be re-engineered to alter their performance characteristics, including their ability to deliver genes to the targeted tissue. We believe that adenoviruses are an excellent starting point for generating vectors because they efficiently deliver genes, can be readily modified, and have the following safety characteristics:
•	Adenoviruses do not integrate into the DNA of the target cell, thereby minimizing the potential for mutations that can occur with other vector systems;

•	Adenoviruses are naturally eliminated from cells and tissues; and

•	Vectors derived from adenoviruses have been generally well tolerated in clinical testing when administered locally. Thousands of patients have been treated, with very few serious adverse events related to the vector.
TECHNOLOGY FOR LOCAL DELIVERY AND EXPRESSION OF GENES
Use of delivery devices. To achieve local production of proteins, we administer our product candidates directly to the site of disease using standard medical devices, such as injection catheters or syringes. Direct administration of our products into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by avoiding exposure throughout the body. For example, we have used percutaneous injection to administer TNFerade directly to tumors and injection catheters to administer BIOBYPASS directly into diseased areas of the heart.
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
•	DART Vectors. We have developed Directed And Restricted Tropism, or DART, vectors that enable us to create product candidates that deliver genes only to specific cells. In order to achieve selective delivery to target cells, we remove the ability of the vector to bind to the cell surface receptors. We then insert new binding sites into the vector that bind to specific receptors found on the surfaces of target cells. We have a broad proprietary position covering DART vectors. This technology is being used in our collaboration with FUSO Pharmaceuticals Industries, Ltd.

•	UTV Technology. Our proprietary Universal Transduction Vector, or UTV, technology allows us to create product candidates that deliver genes to essentially all cell types, including those types that do not contain the adenovirus receptor on their surface. We have engineered our vectors to contain a new binding site that allows binding to all cells that we have tested to date.
We currently use both UTV technology and DART vectors in our drug discovery process and we may incorporate these technologies into our next generation product candidates.
Control of gene expression. Our technology also allows us to control the location, duration and rate of therapeutic gene expression. We control gene expression by inserting a sequence of DNA, called a promoter, into our vectors adjacent to the therapeutic gene. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit. In TNFerade, we intend to achieve local production of the TNF-alpha protein in cancerous tissue undergoing radiation treatment and chemotherapy by inserting a specific promoter that will increase protein production after radiation or chemotherapy, enhancing protein concentration in the cancer tissue receiving treatment. We have broad proprietary technology for the use of chemoradiation-induced gene expression in TNFerade.
TECHNOLOGY FOR PRODUCTION, PURIFICATION, QUALITY ASSESSMENT AND FORMULATION
We believe our proprietary production technology and know-how facilitates the production, purification, quality assessment and formulation of our product candidates. The structure of our vectors and the procedures for their production and purification enable us to minimize the presence of contaminants. We believe our proprietary positions in these areas provide a competitive advantage. We expect to use substantially similar methods to produce, purify, assay and formulate many of our adenovector products. This allows us to accelerate product development in a cost effective manner. We have developed production and quality assessment technology suitable for late-stage clinical testing. We currently use third-party manufacturers for production of our product candidates for clinical purposes.
•	Production and Scale Up. We produce our adenovectors using cell lines grown under standardized and controlled conditions. We have developed specialized cell lines for production of our vectors. We have designed our production processes to be scalable for commercial production and to reduce the potential for contamination.

•	Purification. We have proprietary methods for the purification of our vectors that we believe are scalable to commercial levels as well as suitable for small-scale use in discovery and testing of new product candidates.

•	Quality Assessment. We have established proprietary methods to assess and confirm the quality and purity of vectors for research purposes and clinical testing. We use advanced techniques to determine the physical characteristics of our product candidates as a means to establish product consistency and purity. We have an issued U.S. patent covering this technology. We believe these methods are also suitable for quality assessment of commercial production.

•	Formulation. We have developed a novel product formulation that improves the stability of our vectors and is covered by issued U.S. patents. Our formulation allows products to be conveniently stored, shipped and used. For research purposes, our formulation enhances the ease and reproducibility of testing.

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

SOURCE	GENE	NATURE OF LICENSE
Asahi Chemical Industry Co., Ltd	TNF – alpha	United States, non-exclusive, for gene therapy applications

Scios, Inc.	VEGF121	Worldwide, exclusive for gene therapy applications

Public Health Service (“PHS”)	PEDF	Worldwide, exclusive for ocular and cancer gene therapy and protein applications

Northwestern University	PEDF	Worldwide, exclusive for ocular gene therapy applications
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
Patent rights; licenses. Our licensors and we have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of February 28, 2006, we held or had licenses to 358 issued, allowed or pending patents worldwide, of which 103 are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins, expression control elements that regulate the production of the therapeutic proteins by such genes, vectors into which we incorporate such genes and expression control elements to create our product candidates, cell lines used to manufacture our product candidates, targeting technology for adding specificity to our product candidates, methods of constructing, producing (including purification, quality control and assay techniques), storing, and shipping our product candidates, methods of administering our product candidates, and methods of treating disease using our product candidates.
TNFerade. We have issued patents and pending patent applications pertaining to such adenovectors, the expression control elements used in TNFerade to cause production of the TNF-alpha protein by the TNF-alpha gene, and methods of using TNFerade for treating disease. In particular, we have an exclusive license to an issued U.S. patent, expiring in 2020, covering the TNFerade vector product, which adds to the Company’s broad intellectual property position around its lead oncology program and core adenovector technology. We also have an exclusive license to issued U.S. patents expiring between 2010 and 2015 pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We have a nonexclusive license under an issued U.S. patent, expiring in late 2006, relating to the TNF-alpha gene, which we inserted into a second-generation adenovector to create TNFerade. We are aware, however, of issued patents and pending patent applications of third parties pertaining to the delivery of adenovectors and the treatment of cancer and tumors. It could be alleged that TNFerade conflicts with the issued patents as well as patents that may issue on these patent applications.

BIOBYPASS. We have an exclusive license, under a patent expiring in 2010, for all gene therapy products using the VEGF121 gene. In addition, we have an exclusive license to an issued patent, expiring in 2017, and a pending patent application pertaining to the delivery of angiogenic substances, such as BIOBYPASS. However, third parties have patents and pending patent applications for other forms of the VEGF gene, and these third parties or their licensees may develop products using these forms of the gene. Third parties also may have pending patent applications for adenovectors, including possibly the adenovector used in BIOBYPASS. We are aware of issued patents and pending patent applications of third parties relating to special cell lines required for the production of particular adenovectors, including a cell line we use in the production of BIOBYPASS, as well as issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of therapeutic substances to the heart and other tissues, similar to BIOBYPASS. It could be alleged that BIOBYPASS conflicts with such existing or future patents.
AdPEDF product candidates. We have exclusive rights from PHS, under patents expiring in 2015 and thereafter and pending patent applications, to develop and commercialize the PEDF gene and PEDF protein for ocular and cancer applications. We have issued patents and pending patent applications pertaining to particular adenovectors and methods of their use, including adenovectors and related methods that may be utilized in conjunction with our AdPEDF product program. However, we are aware of issued patents and pending patent applications of third parties relating to various facets of gene therapy to the eye. It could be alleged that our AdPEDF product candidates conflict with such existing or future patents.
UTV technology and DART vectors. We have issued patents, expiring in 2014 and thereafter, and pending patent applications covering our UTV technology that allows for the delivery of genes in adenovectors to essentially all cell types, as well as our DART vectors, which are designed for the purpose of creating product candidates that deliver genes in adenovectors only to selected cells. We are aware, however, of issued patents and pending patent applications of third parties relating to such vectors. It could be alleged that our UTV and DART vectors conflict with such existing or future patents.
Production, purification, quality assessment and formulation technology. We have issued patents, expiring in 2017 and thereafter, and pending patent applications pertaining to the production, purification, quality assessment and formulation of our product candidates. In particular, we have issued patents covering the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped and used. We are aware, however, of issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment and formulation technology. It could be alleged that our production, purification, quality assessment and formulation technology conflicts with such existing or future patents.
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
Future competition will likely come from existing competitors, including competitors with rights to proprietary forms of the genes or proteins expressed by the genes that we currently use in our product development programs and competitors with rights to gene delivery technologies, as well as other companies seeking to develop new treatments. We are aware of new product development efforts, which may compete with BIOBYPASS, being pursued by, among others, Corautus Genetics, Inc., Genzyme, Genentech, Novartis, Schering AG, Anges MG and Eli Lilly using a gene transfer approach similar to us. Competitors or their collaborators may identify important new drug discovery, genes or gene delivery technologies before us, or develop gene-based therapies that are more effective than those developed by our corporate collaborators or us or obtain regulatory approvals of their drugs more rapidly than us. We expect that competition in this field will intensify.
We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include, but are not limited to, Introgen Therapeutics, Inc. and Schering-Plough Corporation, which are developing adenoviral vectors to treat cancer. In addition, Alcon Laboratories, Inc., Allergan, Genentech, Inc., Genaera, Novartis Pharmaceuticals and Regeneron Pharmaceuticals, Inc. are developing inhibitors of blood vessel growth to treat macular degeneration. These product candidates are in the later stage of clinical development. Eyetech Pharmaceuticals, Inc. received FDA approval in 2005 for a new drug to treat age-related macular degeneration.
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
MANUFACTURING AND SUPPLY
We are developing our capability to use third party manufacturers for cGMP production of our product candidates for late stage clinical trials. We have a research and development facility in Gaithersburg, MD and have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates. We believe that much of the production and assay technology that has been developed for BIOBYPASS under a previous corporate collaboration, and more recently under our HIV vaccine contract with NIH, is suitable for our other product development programs.
We intend to continue developing our own product development and manufacturing capability while utilizing third-party contractors where we lack sufficient internal capability. Any plans to expand our internal manufacturing capabilities at our Gaithersburg, Maryland facility, including the facilities necessary to manufacture, test, and package an adequate supply of finished products in order to meet our long-term clinical needs, will require significant resources and will be subject to ongoing government approval and oversight.

We currently have only one supplier for certain of our manufacturing components, including components necessary for TNFerade and BIOBYPASS. Currently, we procure raw materials, known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of our cells from Invitrogen. We have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.
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
The steps required by the FDA before our proposed investigational products may be marketed in the United States include:
•	performance of preclinical (animal and laboratory) tests;

•	submission to the FDA of an IND which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product in the intended target population;

•	performance of a consistent and reproducible manufacturing process intended for commercial use;

•	submission to the FDA of a License Application; and

•	FDA approval of the Biologics License Application, or BLA before any commercial sale or shipment of the biologic.
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
EMPLOYEES
As of February 28, 2006, we had 109 full-time employees, 21 of whom hold M.D. or Ph.D. degrees and 33 of whom hold other advanced degrees. Of our total workforce, 83 are engaged primarily in research and development activities and 26 are engaged primarily in business development, finance, marketing and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.
Principal Executive Offices
We were incorporated in Delaware in 1992. Our principal executive offices are located at 65 West Watkins Mill Road, Gaithersburg, Maryland 20878 and our telephone number at that location is (240) 632 0740.
Available Information
For more information about us, visit our web site at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our web site as soon as reasonably practicable after we electronically file with or furnish them to the U.S. Securities and Exchange Commission. Our website also includes copies or links to published studies and posters of presentations that contain additional information about clinical trials of our product candidates.
ITEM 1A. RISK FACTORS
This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by GenVec, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product development programs, contract revenues, expenses, net loss and earnings per share.
RISKS RELATED TO OUR BUSINESS
We have a history of losses and anticipate future losses.
We have incurred net losses in each year since our inception in December 1992, including a net loss of $14.0 million for the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of approximately $150.0 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.
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
We are focused on clinical product development. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell these products and will not have product revenues. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities prior to the commercialization of any potential products. We anticipate that such funds will be obtained from external sources and intend to seek additional equity, debt or lease financing or collaborative agreements with corporate, governmental or academic collaborators to fund future operations. Our actual capital requirements will depend on many factors. If we experience unanticipated cash requirements, we may need to seek additional sources of funding, which may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may cause dilution to common stockholders, have liquidation preferences and/or pre-emptive rights. In the past, we have secured funding on terms that included pre-emptive rights. For example, pursuant to an Investor Rights Agreement between GenVec and HealthCare Ventures V, L.P. dated December 21, 2001, HealthCare Ventures V and VI have the right to purchase shares of GenVec common that we may propose to sell in the future to prevent dilution of their interest in the company. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical studies and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities or discontinue operations.
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
We have experienced, and may continue to experience, delays in conducting our clinical trials.
Clinical trials for the product candidates we are developing may be delayed by many factors, including that potential appropriate patients for studies are limited in number and may be difficult to recruit. Following the release of our TNFerade clinical trails from clinical hold in 2005, we have experienced delays in enrolling patients into our TNFerade clinical trials and may have additional delays as we seek to expand enrollment. Our ability to enroll appropriate patients for any of our clinical trials also may be adversely affected by trials being conducted by our competitors for similar disease indications. The failure of any clinical trials to meet applicable regulatory standards or the standards of the relevant reviewing bodies could cause such trials to be delayed or terminated, which could further delay the development of any of our product candidates. Any such delays increase our product development costs, with the possibility that we could run out of funding. Delays in one clinical trial also can adversely affect our ability to launch clinical trials for similar or different indications. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.
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
Gene-based products are new and rapidly evolving medical approaches, which have not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based products to date. In addition, no gene therapy product has received regulatory approval in the United States. To date, none of our product candidates has been approved for sale in the United States or elsewhere. We may be unable to develop products or delivery systems that:
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
•	The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we or our collaborators will obtain regulatory approval for any product we develop. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials of the product and an extensive regulatory approval process implemented by the FDA. To date, the FDA has not approved a gene therapy product for sale in the United States. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Before commencing clinical trials, we must submit to the FDA and receive approval from the FDA of an Investigational New Drug application (“IND”). Clinical trials are subject to oversight by Institutional Review Boards and the FDA. Clinical trials are also subject to:

•	informed consent;

•	good clinical practices (GCP);

•	continuing FDA oversight;

•	potentially large numbers of test subjects; and

•	potential suspension by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the Investigational New Drug application or the conduct of these trials.
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
Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our gene-based products in the volumes that will be necessary to support large-scale clinical trials or commercial sales. We do not yet know the extent to which we will be able to develop our Gaithersburg manufacturing facilities and processes to the manufacture of gene therapy product candidates. Efforts to establish capabilities, if pursued, may not meet initial expectations as to scheduling, reproducibility, yield, purity, cost, potency or quality.
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
If successful large-scale manufacturing of gene-based medicines is not possible, we may be unable to manufacture enough of our product candidates to achieve regulatory approval or market our products.
Very few companies have shown successful large-scale manufacturing of gene-based medicines, and there are significant uncertainties and risks associated with the scale up of our manufacturing processes to commercial levels. There are a limited number of contract manufacturers qualified to perform large-scale manufacturing of gene-based medicines. We may be unable to manufacture commercial-scale quantities of gene-base medicines, or receive appropriate government approvals, on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis or at all would prevent us from achieving our business objectives.
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
Difficulties or delays in our manufacturing could increase our costs and damage our reputation. The manufacture of pharmaceutical products can be an expensive, time-consuming, and complex process. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving the transfer of manufacturing technology, production yields, quality control and assurance, and shortages of personnel. Delays in scale-up to commercial quantities could result in additional expense and delays in our clinical trials, regulatory submissions and commercialization.

We rely on a limited number of suppliers for some of our manufacturing materials. Any problems experienced by any of these suppliers could negatively affect our operations.
We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier, Invitrogen Corporation, for its cell culture medium and Cambrex for custom buffers. The cell culture medium is used to grow the cells within which our product candidates are produced. For supply of late-stage clinical trial materials, we currently are planning to use purification resins from the Applied Biosystems Group of Applera Corporation and the BioSepra S.A. Process Division of Pall Corporation. We do not currently have supply agreements with any of these suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.
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
We face substantial competition from other companies and research institutions that are developing products to treat the same diseases that our product candidate’s target, and we may not be able to compete successfully.
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
Our ability to develop and protect a proprietary position based on biotechnological innovations and technologies involving genes and gene therapy, delivery systems, production, formulations and the like, is particularly uncertain. The U.S. Patent and Trademark Office, as well as the patent offices in other countries, have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially. Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. In addition, other companies or institutions possess issued patents and have filed and will file patent applications that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene therapy products that are the same as or similar to the subject matter of our patent applications. For example, while we have pending patent applications pertaining to particular adenovectors that cannot reproduce themselves, and adenovectors modified to alter cell binding characteristics, we are aware of issued patents and pending patent applications of other companies and institutions relating to the same subject matter. Patents and patent applications of third parties may have priority over our issued patents and our pending or yet to be filed patent applications. Proceedings before the U.S. Patent and Trademark Office and other patent offices to determine who properly lays claim to inventions are costly and time consuming, and we may not win in any such proceedings.
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
Other companies and institutions have issued patents and have filed and will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines and methods of making and using gene and gene-based therapy products used in or similar to our product candidates and technologies. For example, we are aware of issued patents and pending patent applications relating to the delivery, including through the use of adenovectors, of medically beneficial substances to the heart and other tissues. It could be alleged that our BIOBYPASS angiogen conflicts with these patents. We also are aware of other issued patents and pending patent applications that relate to various aspects of our other product candidates and systems, including TNFerade, and it could be alleged that our product candidates conflict with these patents. We have not conducted freedom to use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, those freedom to use patent searches that have been conducted may not have identified all relevant issued patents or all relevant pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some circumstances, until issuance as patents.
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
We rely, in part, on licenses to use some technologies that are material to our business. For example, to create our product candidates, we combine our vectors with genes intended to produce proteins. For our current product candidates, we have secured licenses to use the VEGF121, TNF — alpha, and PEDF genes. We do not own the patents or patent applications that underlie these licenses. For these genes, we do not control the enforcement of the patents. We rely upon our licensors to properly prosecute and file those patent applications and to prevent infringement of those patents.
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
The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human disease. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could result in greater government regulation and stricter clinical trial oversight and commercial product labeling requirements of gene therapy products and could cause a decrease in the demand for any products we may develop.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We currently lease 42,900 square feet for our corporate offices and research and development laboratories located at 65 West Watkins Mill Road in Gaithersburg, Maryland. The lease expires on November 1, 2009. We have options to extend the term of this lease for an additional fourteen years. We have additional space within our Gaithersburg, Maryland facilities that can be utilized to accommodate future growth. We currently believe that the Gaithersburg facility is sufficient to meet our present needs as well as possible growth over the next several years.
We also lease 25,000 square feet for research and development laboratories and manufacturing space located in Charlestown, Massachusetts. In conjunction with the sale of our myoblast cell therapy assets in December 2005, we subleased approximately 11,000 square feet of our Charlestown facility through September 2006. The Charlestown lease expires on October 3, 2006. We do not plan to exercise our option to extend the lease at this time.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
There were no matters submitted by the Company during the quarter ended December 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	PRESENT POSITION WITH THE REGISTRANT

Paul H. Fischer, Ph.D.	56	President and Chief Executive Officer
Jeffrey W. Church	49	Chief Financial Officer, Treasurer and Corporate Secretary
Thomas A. Davis, M.D.	42	Chief Medical Officer
C. Richter King, Ph.D.	51	Sr. Vice President, Research
The Board of Directors appoints all executive officers annually. There is no family relationship between or among any of the executive officers or directors.
Paul H. Fischer, Ph.D., serves as our President and Chief Executive Officer and as a director of the Company. Dr. Fischer has served as President and Chief Executive Officer and as a director of the Company since 1996. Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc. (now Antigenics, Inc.), a biotechnology company. Dr. Fischer’s previous experience includes Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company. Dr. Fischer performed post-doctoral research in Pharmacology at Yale University School of Medicine. He was an Assistant Professor of Pharmacology at the University of Missouri School of Medicine and an Associate Professor of Human Oncology at the University of Wisconsin, prior to joining Pfizer. Dr. Fischer received his B.S. in Biology from the University of Denver and his Ph.D. in Pharmacology from the University of California at San Francisco.

Jeffrey W. Church joined the Company in August 1998 and serves as Chief Financial Officer, Treasurer and Corporate Secretary. Prior to joining the Company, he served from September 1997 to August 1998 as Executive Vice President and Chief Financial Officer of Biospherics, Inc., a telecommunications and biotechnology company. Before that Mr. Church was employed with Meridian Medical Technologies, Inc., a medical device/drug delivery company. In addition to his CFO duties at Meridian, Mr. Church was also responsible for one of the company’s three operating units. Previously, Mr. Church spent seven years with PricewaterhouseCoopers as Audit Manager. Mr. Church received his B.S. in Accounting from the University of Maryland.
Thomas A. Davis, M.D., serves as Chief Medical Officer. Dr. Davis joined GenVec in July 2005 with extensive experience in cancer drug development, having managed clinical development at the National Cancer Institute and at Medarex, Inc. At the Cancer Therapy Evaluation Program of the National Cancer Institute in Rockville, Maryland, he directed the government sponsored clinical evaluation of a broad assortment of therapeutic monoclonal antibodies as well as directing clinical development within adult hemotologic malignancies and blood and bone marrow transplantation. He also has served as head of Clinical Science at Medarex, Inc., specializing in the development of novel therapeutic human antibodies. He completed fellowship training at Stanford University, where he participated in all phases of clinical development of assorted anti-CD20 antibodies and tumor specific idiotype vaccines for the treatment of B-cell lymphomas. He received his education and training in medicine at Johns Hopkins University and Georgetown University, where he also served as chief resident in Internal Medicine.
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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since our initial public offering of common stock on December 12, 2000, our common stock has been traded in the over-the-counter market and is included for quotation on the Nasdaq National Market under the symbol GNVC.
Set forth below is the range of high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the two most recent years:

	HIGH	LOW
First Quarter 2005	$2.38	$1.60
Second Quarter 2005	$2.01	$1.69
Third Quarter 2005	$3.00	$1.81
Fourth Quarter 2005	$2.08	$1.52

First Quarter 2004	$4.23	$3.03
Second Quarter 2004	$4.04	$2.82
Third Quarter 2004	$3.06	$2.10
Fourth Quarter 2004	$2.66	$1.20
As of February 28, 2006, there were approximately 191 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or “DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.
We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2005. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	DECEMBER 31,
	2005	2004	2003	2002	2001
SUMMARY STATEMENTS OF OPERATIONS:
(in thousands, except per share data)
Revenue	$26,554	$11,853	$10,520	$8,414	$4,417
Operating expenses:
Research and development	30,802	23,087	23,457	24,352	16,309
General and administrative	8,333	7,884	8,405	9,635	8,609
Loss on disposal of assets	1,895	2	—	8	140

Total operating expenses	41,030	30,973	31,862	33,995	25,058

Operating loss	(14,476)	(19,120)	(21,342)	(25,581)	(20,641)
Other income (loss), net	484	226	81	(17)	1,545

Net loss	$(13,992)	$(18,894)	$(21,261)	$(25,598)	$(19,096)

Basic and diluted net loss per share	$(0.24)	$(0.35)	$(0.65)	$(1.17)	$(1.05)

Shares used in computing basic and diluted net loss per share	57,823	54,331	32,963	21,816	18,124

	AS OF DECEMBER 31,
	2005	2004	2003	2002	2001
SUMMARY BALANCE SHEET DATA:
(in thousands)

Cash, cash equivalents and short-term investments	$31,999	$30,763	$26,523	$17,652	$19,930
Working capital	30,477	26,021	20,636	12,471	17,017
Long-term investments	—	2,302	13,438	2,708	21,988
Total assets	41,901	44,071	52,684	31,085	51,366
Long-term debt, less current portion	2,351	3,264	4,539	5,921	5,088
Accumulated deficit	(149,346)	(135,594)	(116,700)	(95,439)	(69,841)
Total stockholders’ equity	31,422	30,481	37,026	15,629	40,128

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
The discussion and analysis of GenVec’s financial condition and results of operations are based upon GenVec’s financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, GenVec evaluates its estimates using authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Significant accounting policies are more fully described in Note 2 to GenVec’s financial statements included in this annual report on Form 10-K.
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
In accordance with Staff Accounting Bulletin 104, GenVec has deferred recognition of up-front contract or license payments received under its collaboration and license agreements and has amortized the related unearned revenues over the terms of the collaboration agreements, generally ranging from two to four years. GenVec’s results of operations included $2.3 million, $435,000 and $98,000 during the years ended December 31, 2005, 2004 and 2003, of amortization of these upfront contract and license fees which were received in prior years. Amortized revenues for the year ended December 31, 2005 included $1.1 million from unearned upfront contract and license fees related to the Terumo agreement, including $667,000 of accelerated amortization due to the assignment of the Terumo agreement as part of the Company’s sale of its myoblast cell therapy assets in December 2005. As of December 31, 2005 and 2004, GenVec had residual unearned revenue of $1.2 million and $2.0 million, respectively.
Clinical Trial Expenses and Research and Development Activities: The Company accrues estimated costs for clinical and pre-clinical studies based on estimates of work performed and completion of certain milestones. The Company believes that this method best aligns the expenses it records with the efforts it expends. The Company monitors the progress of the trials and their related activities to the extent possible, and adjusts, the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known; all adjustments to-date have been inconsequential.

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

Estimated
Completion
Clinical Phase	Date
Phase I	1 - 3 years
Phase II	1 - 4 years
Phase III	2 - 5 years
The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:
•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that seems appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.
GenVec tests potential product candidates in numerous pre-clinical studies to identify indications for which they may be product candidates. GenVec may conduct multiple clinical trials to cover a variety of indications for each product candidate. As GenVec obtains results from trials, GenVec may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus its resources on more promising product candidates or indications.
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
TNFerade, GenVec’s lead cancer product candidate is currently being clinically studied in Phase II trials for the treatment of locally advanced pancreatic cancer, metastatic melanoma cancer and rectal cancer. GenVec has incurred approximately $42.1 million of expenses on the development of this product candidate since the commencement of this program in 1999, including an allocation of corporate general and administrative expenses. These costs include research, development, clinical trials and clinical supply costs, including an allocation of corporate general and administrative expenses. GenVec expects to continue to expend substantial additional amounts for the clinical development of TNFerade.
BIOBYPASS is currently being studied in a randomized, placebo-controlled Phase II trial with targeted enrollment of 129 patients with advanced heart disease in collaboration with the Cordis Corporation, a Johnson & Johnson company, to evaluate the effects of BIOBYPASS on exercise tolerance and heart function when administered with the Cordis injection catheter system. Since commencement of the research and development program of BIOBYPASS in 1996, through December 31, 2005, GenVec has incurred approximately $49.1 million in research, development and clinical costs, including an allocation of corporate general and administrative expenses. From July 1997 until July 2002, the development of BIOBYPASS was subject to a Research, Development and Collaboration Agreement with The Warner Lambert Company, a subsidiary of Pfizer, Inc., under which GenVec received approximately $62.6 million in non-refundable research and development funding, milestone payments, equity purchases and license fees. GenVec intends to seek strategic alliances with other organizations to continue the clinical development of BIOBYPASS. In January 2004, the Company entered into a research collaboration with Cordis Corporation, a Johnson & Johnson company, to conduct a randomized, double blind, placebo controlled study using BIOBYPASS in a procedure involving guided delivery of the angiogenic agent directly into targeted regions of the heart in patients with severe coronary artery disease using the Cordis NOGASTAR Mapping Catheter and MYOSTAR Injection Catheter. Clinical benefit will be assessed in a multi-center study, which is being conducted in Europe and is expected to enroll up to 129 patients with severe coronary artery disease. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply all clinical material and Cordis will provide the NOGASTAR and MYOSTAR mapping and injection catheters and training to the interventional cardiologists conducting the trial. GenVec retains commercial rights to BIOBYPASS and Cordis retains all commercial rights to the NOGASTAR mapping catheters and MYOSTAR injection catheters. GenVec anticipates that it will share the risks and costs of development by partnering this program, which it expects may require granting commercialization rights to collaborators.
PEDF has completed an initial Phase I trial for the treatment of advanced, wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50. GenVec is presently conducting a Phase I study to evaluate PEDF in patients with less severe macular degeneration. Patient enrollment of this trial has completed in the first quarter of 2006. Since commencement of the program in 2000 through December 31, 2005, GenVec has incurred approximately $20.8 million in research, development and clinical costs, including an allocation of corporate general and administrative expenses. GenVec intends to seek strategic alliances with other organizations to continue the clinical development of PEDF. GenVec anticipates that it will share the risks and costs of development by partnering this program, which it expects may require granting commercialization rights to its collaborators.

GenVec is also developing therapeutic vaccines for the treatment of life-threatening viruses. GenVec is currently collaborating with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of preventative vaccines for HIV, SARS, malaria and dengue virus. Each of these vaccine candidates will be evaluated in clinical trials sponsored by the respective organizations. During 2005, we also expanded collaborative efforts to develop a vaccine for foot-and-mouth disease funded by the U.S. Government. Research and development activities performed by GenVec are subject to statements of work and approved budgets under fixed price or cost-plus fixed fee contracts. Since commencement of these vaccine development programs in 2002 through December 31, 2005, GenVec has incurred approximately $46.0 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which has been funded by the various sponsors under cost-reimbursement agreements.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We intend to adopt FAS 123R using the modified prospective basis on January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense that will reduce net income per share by approximately $0.02 per share for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.
See Note 2 in our Notes to Financial Statements for information regarding other recent accounting pronouncements.
OVERVIEW
We are an emerging late stage biopharmaceutical company focused on the development and commercialization of innovative gene-based therapies to treat cancer, heart disease and vision loss, and vaccines to prevent infectious diseases. We combine our patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade for cancer, BIOBYPASS for heart disease and PEDF for eye disease. Using the same, gene transfer technology, we are also collaborating with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of vaccine candidates for HIV, malaria and other infectious diseases. We announced a new collaboration with the U.S. Department of Agriculture for the development of a vaccine for foot-and-mouth disease.
We will seek collaborative partners to advance the clinical development of TNFerade for the treatment of cancer, BIOBYPASS for the treatment of heart disease and PEDF for the prevention of blindness. If GenVec enters into collaborative licensing and/or funded research arrangements, operating expenses would increase commensurate with the increased revenues from such arrangements.
To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded its operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities and debt financings.
We have incurred operating losses each year since inception and, as of December 31, 2005, had an accumulated deficit of approximately $150.0 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, facility costs, professional fees and other corporate expenses including business development, insurance and general legal activities.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004
REVENUE
Revenue. Revenue increased 124 percent to $26.6 million in 2005 from $11.9 million in 2004 primarily as a result of an increase of $13.5 million in research activities under our funded vaccine programs with the National Institute of Health (NIH), U.S. Naval Medical Research Center (NMRC), U.S. Department of Agriculture (USDA) and the Malaria Vaccine Initiative (MVI). Revenue from our HIV vaccine development contract with NIH increased $11.4 million. This increase is due to the initiation of the one-time production of clinical grade HIV vaccine supplies for a Phase II proof-of-concept trial (“POCET trial”) to be conducted by NIH and expected to commence in the first half of 2007. Revenues in 2005 also include $667,000 in amortized revenues due to the accelerated recognition of deferred income resulting from the completion of all significant performance obligations under the Terumo License and Development Agreement. Revenues in 2006 are expected to decline to approximately $20 million as production of HIV vaccine supplies is completed and the Company transitions production to the manufacture of additional late-stage clinical material for the expanded Phase II/III pancreatic trial during the second half of 2006.
OPERATING EXPENSES
Research and development. Research and development expenses increased from $23.1 million in 2004 to $30.8 million in 2005. The increase is primarily due to expanded preparations to enable production of clinical-grade HIV vaccine stocks for the expected Phase II POCET trial noted above; the POCET trial will be conducted as part of our funded collaborative vaccine development program with The Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institute of Health under our subcontract managed by SAIC-Frederick, Inc. Research and development efforts for our proprietary gene-based therapeutic product candidates were focused on the continued clinical testing of TNFerade, BIOBYPASS and PEDF. Offsetting these costs were lower levels of research and development expenditures resulting from the closure of our myoblast cell therapy operation in the fourth quarter 2005 in conjunction with the sale of these assets.
General and administrative. General and administrative expenses increased 6 percent to $8.3 million in 2005 from $7.9 million in 2004. The approximate $400,000 change is primarily a result of increases in a variety of expenditures including consulting, legal, facility and audit fees.
Loss on disposal of assets. The loss on disposal of assets primarily resulted from the $1.8 million non-cash write-off of intangible assets in conjunction with the Company’s sale of its myoblast cell therapy assets in December 2005.
OTHER INCOME (LOSS)
Other income (loss) increased from $226,000 in other income in 2004 to $484,000 in other income in 2005. Other interest income increased from $612,000 in 2004 to $908,000 in 2005. This increase was due in part to higher interest rates as well as increased investment balances resulting from the $14.0 million net proceeds realized from our September 26, 2005 equity financing. Interest expense increased from $386,000 in 2004 to $426,000 in 2005 due to a $240,000 non-cash market value adjustment of our interest rate swap agreement partially offset by lower interest charges due to debt repayments of $1.2 million during 2005.
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
LIQUIDITY AND CAPITAL RESOURCES
To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for the foreseeable future until one or more of our product candidates is commercialized. As of December 31, 2005, we held $32.0 million in cash and investments as compared to approximately $33.1 million at December 31, 2004. Net cash used in operating activities was $13.5 million in 2005 compared with $16.1 million used in 2004. Net cash provided by financing activities was $13.2 million in 2005, primarily reflecting proceeds of $14.0 million from issuance of stock and $464,000 from purchases under stock incentive programs offset by debt repayments of $1.2 million. Net cash provided by investing activities was approximately $1.8 million in 2005, which consisted principally of the net proceeds of the maturity of investment securities offset by the purchase of property and equipment. As of December 31, 2005, our working capital was approximately $30.5 million compared to $26.0 million at December 31, 2004. This increase primarily reflects a $2.5 million increase in accounts receivable due to higher monthly billings under our expanded vaccine development programs; all payments due related to these receivables have been collected.
Historically, we have contracted with various academic institutions and research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses. We utilize different financing instruments, such as debt and capital and/or operating leases, to finance various equipment and facility needs. Our financing commitments are summarized in the following table:

	Payments Due by Period (000’s)
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Debt	$3,264	$913	$2,351	$—	$—
Operating leases	3,698	1,454	1,567	677	—

Total contractual obligations	$6,962	$2,367	$3,918	$677	$—

We expect our revenue for the next several years to consist primarily of payments under government grants and contracts and, to a lesser extent, corporate collaborations and interest income. We intend to focus our resources on our lead product candidate, TNFerade, for the treatment of cancer. We have a collaboration with Cordis Corporation to conduct further clinical studies of our cardiovascular product candidate, BIOBYPASS, under which Cordis is responsible for providing injection catheters, training the interventional cardiologist conducting the trial and sharing the clinical trial costs. With respect to our other product candidates, including PEDF, we will seek to form strategic alliances under which we will share the risks and costs of development. We also will continue to look for funded research collaborations to help offset future anticipated losses from operations. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.
We expect that significant additional financing will be required as we move our product candidates through clinical development, including the recent decision to advance TNFerade into a Phase II/III trial for pancreatic cancer. On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase, at our option, up to a total of $30.0 million of the Company’s common stock over a three-year period. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. Net proceeds from sale of common stock under the CEFF will help defray some of the incremental costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at a price equal to 125% of the average closing bid prices during the five (5) days preceding the issuance date of the warrant.
We believe that our existing cash reserves, anticipated cash flow from current collaborations and funds from the CEFF will be sufficient to support our operations for approximately 2 years. Without new collaborations, government grants or contracts, or additional equity financing, we would use approximately $20 — $22 million in cash over the next twelve months, including approximately $1.5 million for capital expenditures and $2.4 million in contractual obligations reflected in the table above.
We expect that, in addition to the CEFF described above, significant additional capital will be required which we may seek through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development or clinical programs.
As of December 31, 2005, our net operating loss carry forwards were approximately $198.5 million. If not utilized, our loss carry forwards will expire at various dates through 2025. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations may have been triggered as a result of past or future financings. This annual limitation may result in the expiration of certain net operating losses before their use.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2005, we had cash and cash equivalents and short-term investments of $32.0 million as follows:

Cash and cash equivalents	$6.8	million
Short-term investments	$25.2	million

Our exposure to market risk is confined to our cash and cash equivalents, which consist of commercial paper having maturities of less than one year, and our investment portfolio. We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2005, securities totaling $25.2 million mature in 2006. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We are headquartered in the United States where we conduct our pre-clinical research activities. Clinical trials are currently conducted in the United States and, to a lesser extent, Europe and Israel. We are evaluating clinical sites in other locations outside of the United States. All revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
At December 31, 2005, we had an outstanding industrial revenue bond payable of $2.6 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.68 percent plus a remarketing fee. As of December 31, 2005, the fair value of the interest rate swap, excluding accrued interest, was a liability of $99,000. We also have outstanding loans totaling $684,000 at fixed interest rates ranging from 5.0 percent to 12.1 percent. Principal and interest on these loans is due and payable monthly. Accordingly, we had fixed interest rates on all of our debt as of December 31, 2005. An increase or decrease in interest rates would impact amounts due to us or payable under our swap agreement. However, we do not expect a change in interest rates will have any significant impact on our operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F below for a list of the financial statements being filed herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
Other Information
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
ITEM 9B. OTHER INFORMATION
On March 15, 2006, GenVec, Inc. (“GenVec”) and Kingsbridge Capital Limited (“Kingsbridge”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Kingsbridge has committed, at GenVec’s option, to purchase up to $30 million of GenVec’s common stock, par value $0.001 per share (the “Common Stock”) within a three-year period. Due to the pricing formula, however, the actual amount of additional financing available to GenVec pursuant to the Purchase Agreement may be substantially less than the committed amount. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of Common Stock (the “Warrant”) at an exercise price equal to 125% of the average closing bid price during the five (5) days preceding the issuance date of the Warrant. The Warrant becomes exercisable on September 15, 2006 and will remain exercisable until March 15, 2011.
The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws.
As part of the transaction, pursuant to a Registration Rights Agreement dated March 15, 2006 between GenVec and Kingsbridge, GenVec agreed to register for resale under the Securities Act all of the shares of Common Stock issuable under the Purchase Agreement, as well as shares of Common Stock issuable upon exercise of the Warrant.
The foregoing description of the Purchase Agreement , the Registration Rights Agreement and the Warrant is qualified in its entirety by reference to the terms of those documents, which are filed herewith as Exhibits 10.28, 4.4 and 4.5, respectively.
For information regarding Dr. Davis’ Salary Continuation Agreement, see Item 11.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth the names and ages, as of February 28, 2006, of the members of the Board of Directors, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.
Information concerning our Executive Officers is set for the in Part I of the Form 10-K.
Directors with Terms Expiring in 2006
Thomas H. Fraser, Ph.D., age 57, has served as a director of GenVec since August 2003. Dr. Fraser has served as the Chairman of the Board of Directors since joining the Board. Dr. Fraser served as Diacrin’s President and Chief Executive Officer and as a director from 1990 to August 2003. Dr. Fraser was previously Executive Vice President, Corporate Development, for Repligen Corporation, a biopharmaceutical company. Dr. Fraser was the founding Vice President for Research and Development at Repligen in 1981 and served as Executive Vice President from 1982 through 1990 as well as Chief Technical Officer from 1982 through 1988. Prior to joining Repligen, Dr. Fraser headed the recombinant DNA research group in Pharmaceutical Research and Development at The Upjohn Company, a pharmaceutical company. Dr. Fraser received his Ph.D. in Biochemistry from the Massachusetts Institute of Technology and was a Damon Runyon-Walter Winchell Cancer Fund Postdoctoral Fellow at The University of Colorado.
Paul H. Fischer, Ph.D., age 56, has served as President and Chief Executive Officer and as a director of GenVec since 1996. Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc. (now Antigenics, Inc.), a biotechnology company. Previous experience included Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company. Dr. Fischer received his B.S. in Biology from the University of Denver, his Ph.D. in Pharmacology from the University of California at San Francisco and performed post-doctoral research in Pharmacology at Yale University School of Medicine and was an associate Professor of Human Oncology at the University of Wisconsin.
Wayne T. Hockmeyer, Ph.D., age 61, has served as a director of GenVec since December 2000. Dr. Hockmeyer is a member of the Nominating and Corporate Governance Committee and is the Chairman of the Compensation Committee. Dr. Hockmeyer founded MedImmune, Inc. in April 1988 as President and Chief Executive Officer and was elected as a director of MedImmune in May 1988. Dr. Hockmeyer became Chairman of the Board of Directors of MedImmune in May 1993. He relinquished his position as Chief Executive Officer in October 2000 and now serves as the Chairman of the Board of Directors and President of MedImmune Ventures, Inc. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Dr. Hockmeyer was recognized in 1998 by the University of Florida as a Distinguished Alumunus and in 2002, Dr. Hockmeyer was awarded a Doctor of Science honoris causa from Purdue University. Dr. Hockmeyer is a member of the Maryland Economic Development Commission and the Maryland Governor’s Workforce Investment Board (GWIB). He is also a member of the Board of Directors of Advancis Pharmaceutical Corp., Vanda Pharmaceuticals, Idenix Pharmaceuticals, Inc., and TolerRx, Inc. and serves on the boards of several educational and philanthropic organizations.
Directors with Terms Expiring in 2007
Zola P. Horovitz, Ph.D., age 71, has served as a director of GenVec since August 2003. Dr. Horovitz is a member of the Nominating and Corporate Governance Committee and is the Chairman of the Audit Committee. Dr. Horovitz served as a director of Diacrin from 1994 to August 2003. Dr. Horovitz was Vice President, Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group from 1991 until 1994 and was Vice President, Licensing from 1989 to 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research. Dr. Horovitz is also a director of Avigen, Inc., BioCryst Pharmaceuticals, Genaera Pharmaceuticals, Nitromed, DoV Pharmaceuticals, Immunicon and Palatin Technologies. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

William N. Kelley, M.D., age 66, has served as a director of GenVec since June 2002. Dr. Kelley is a member of the Audit Committee and is the Chairman of the Nominating and Corporate Governance Committee. Dr. Kelley brings a long history of involvement in experimental models of gene therapy to the Board. Dr. Kelley and his colleagues at the University of Michigan were the first to propose in vivo gene therapy as it is recognized today and the first to directly administer a human gene in vivo and obtain expression in an experimental animal model. In the fall of 1989, Dr. Kelley became Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. In the national leadership arena, Dr. Kelley has served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine and Chair of the Residency Review Committee for Internal Medicine. Dr. Kelley also serves as a director of Merck & Company; Beckman Coulter; Advanced Bio-Surfaces, Inc., and Polymedix, Inc.
Harold R. Werner, age 57, has served as a director of GenVec since January 2002. Mr. Werner is a member of the Compensation Committee. Mr. Werner is a co-founder of HealthCare Ventures, a venture capital fund specializing in health care. Prior to the formation of HealthCare Ventures in 1985, Mr. Werner was Director of New Ventures for Johnson & Johnson Development Corporation. Before joining Johnson & Johnson in 1980, he was Senior Vice President of Robert S. First, Inc. Mr. Werner has served as a director for over thirty public and private companies in the health care field and has specialized in the formation of new high-science companies. Mr. Werner was elected to GenVec’s Board pursuant to the Investor Rights Agreement between GenVec and HealthCare Ventures in connection with HealthCare Ventures’ investment in GenVec in December 2001. In connection with its investment, HealthCare Ventures was granted the right to designate one individual to fill a vacancy created on the Board pursuant to the Investor Rights Agreement. Mr. Werner holds BS and MS degrees in engineering from Princeton University and an MBA from The Harvard Business School.
Directors with Terms Expiring in 2008
Barbara H. Franklin, age 65, has served as a director of GenVec since October 2002. Ms. Franklin is a member of the Audit Committee. Since January 1995, Ms. Franklin has served as the President and Chief Executive Officer of Barbara Franklin Enterprises, a private international consulting and investment firm in Washington D.C. Between January 1993 and January 1995, she was a lecturer and served as a director of various corporations and organizations. Previously, Ms. Franklin served as the 29th U.S. Secretary of Commerce. Ms. Franklin founded Franklin Associates, an internationally recognized consulting firm, and served as its President from 1984 through 1992. She was Senior Fellow of the Wharton School (1979 — 1988), one of the original Commissioners of the U.S. Consumer Product Safety Commission (1973 — 1979) and a staff assistant to the President, creating the first White House effort to recruit women for high level government jobs (1971 - 1973). Earlier she held executive positions at Citibank and the Singer Company. Ms. Franklin currently is a director of Aetna Inc.; The Dow Chemical Company; MedImmune, Inc.; and the Washington Mutual Investors Fund. She has been a director of the NASDAQ Stock Market, Inc., and the American Institute of CPA’s and has been awarded the John J. McCloy Award for contributions to audit excellence. She currently serves as a director of the National Association of Corporate Directors (NACD), a trustee of the Financial Accounting Foundation, and a member of the Public Company Accounting Oversight Board (PCAOB) Advisory Council. She has been chosen as Director of the Year by the NACD in 2000 and as Outstanding Director by Board Alert in 2003. Ms. Franklin graduated from the Pennsylvania State University and received an MBA from Harvard Business School.
Stelios Papadopoulos, Ph.D., age 57, has served as a director of GenVec since August 2003. Dr. Papadopoulos served as a director of Diacrin from 1991 to August 2003. Dr. Papadopoulos is a Vice Chairman in the investment banking division at Cowen & Co., LLC focusing on the biotechnology and pharmaceutical sectors. Prior to joining Cowen in February 2000, he spent 13 years as an investment banker at PaineWebber, where he was most recently Chairman of PaineWebber Development Corp., a PaineWebber subsidiary. Prior to becoming an investment banker he spent two years as a biotechnology analyst, first at Donaldson, Lufkin & Jenrette and subsequently at Drexel Burnham Lambert. Before coming to Wall Street in 1985, Dr. Papadopoulos was on the faculty of the Department of Cell Biology at New York University Medical Center. He continues his affiliation with NYU Medical Center as an Adjunct Associate Professor of Cell Biology. Dr. Papadopoulos holds a Ph.D. in biophysics and an MBA in finance, both from New York University. He is co-founder and Chairman of the Board of Exelixis, Inc., He is also co-founder and member of the Board of Anadys Pharmaceuticals, Inc., a director of SGX Pharmaceuticals, Inc., and is a director of several private companies in the biotechnology sector.

Joshua Ruch, age 56, has served as a director of GenVec since August 2003. Mr. Ruch is a member of the Compensation Committee. Mr. Ruch served as a director of Diacrin from March 1998 to August 2003. Mr. Ruch is the Chairman and Chief Executive Officer of Rho Capital Partners, Inc., an investment and venture capital management company, which he co-founded in 1981. Prior to founding Rho, Mr. Ruch was employed in investment banking at Salomon Brothers. Mr. Ruch received a B.S. degree in electrical engineering from the Israel Institute of Technology (Technion) and an MBA from the Harvard Business School. Mr. Ruch is also a director of a number of private companies.
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
Except as set forth below, and based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 2005, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with.
Thomas A. Davis, GenVec’s Chief Medical Officer, did not timely report an open market purchase of 5,000 shares of GenVec common stock on November 22, 2005. Dr. Davis subsequently filed the Form 4 with the SEC on January 5, 2006.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth a summary of all compensation paid or accrued by the Company to the Chief Executive Officer and to the next four most highly compensated executive officers whose annual compensation exceeded $100,000 for 2005 for services rendered to the Company during the years ended December 31, 2005, 2004 and 2003.
Summary Compensation Table

				Long-Term
				Compensation
		Annual Compensation		Awards
				Securities
				Underlying	All Other
		Salary	Bonus	Options/SARS	Compensation
Name and Principal Position	Year	($)	($)	(#)	(1)
Paul H. Fischer, Ph.D.	2005	$331,755	$25,000	200,000	$7,000
Chief Executive Officer, President	2004	$320,072	$64,014	150,000	$8,000
and Director	2003	$320,072	$128,030	—	$3,500

Jeffrey W. Church,	2005	$236,151	$29,519	75,000	$5,904
CFO, Treasurer and Corporate	2004	$229,273	$28,659	40,000	$5,732
Secretary	2003	$221,520	$55,380	—	$3,003

Thomas A. Davis, M.D. (2)	2005	$130,769	$282,329	300,000	—
Chief Medical Officer	2004	—	—	—	—
	2003	—	—	—	—

C. Richter King, Ph.D.	2005	$207,987	$25,998	75,000	$5,200
Senior Vice President,	2004	$199,031	$37,318	35,000	$4,976
Research	2003	$192,299	$48,075	—	$3,000

(1)	Represents the Company’s contribution to GenVec’s 401-K Defined Contribution Plan.

(2)	Dr. Davis joined the Company on July 26, 2005 with an annual salary of $300,000. Dr. Davis’ bonus represents the amount paid to him upon commencement of employment as well as the amount paid as an annual 2005 bonus of $15,000.

Option Grants in Last Fiscal Year
The following table sets forth grants of stock options made during the year ended December 31, 2005, to each of the individuals listed in the Summary Compensation Table.

					Potential Realizable
	Number of	% of Total			Value at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to	Exercise		Appreciation for the
	Options Granted	Employees	Price per	Expiration	Option Term (2)
Name	(1)	in 2005	Share	Date	5%	10%
Paul H. Fischer, Ph.D.	200,000	12.2%	$1.88	1/19/2015	$236,464	$599,247

Jeffrey W. Church	75,000	4.6%	$1.88	1/19/2015	$88,674	$224,718

Thomas A. Davis, M.D.	300,000	18.4%	$1.98	7/25/2015	$373,563	$946,683

C. Richter King, Ph.D.	75,000	4.6%	$1.88	1/19/2015	$88,674	$224,718

(1)	One-eighth of each option grant vests six months after the date of grant and the remainder vests monthly on a pro-rata basis over the following 42 months. The options were granted under the GenVec 2002 Stock Incentive Plan.

(2)	In accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent GenVec’s estimate or projection of future GenVec common stock prices, and no assurance can be given that these rates of annual compound stock appreciation will occur.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired		Options at		In-The-Money Options at
	on	Value	December 31, 2005		December 31, 2005
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul H. Fischer, Ph.D.	65,592	$98,339	532,427	391,044	—	—

Jeffrey W. Church	—	—	174,790	42,710	—	—

Thomas A. Davis, M.D.	—	—	—	300,000	—	—

C. Richter King, Ph.D.	—	—	170,622	36,877	—	—
Compensation of Directors
During 2005, each non-employee director received $2,000 per Board meeting attended, $1,000 per committee meeting attended and $3,000 per quarter as a retainer. The Company’s Chairman of the Board received $4,000 per Board meeting attended, $1,000 per committee meeting attended and $6,000 per quarter as a retainer. Directors were reimbursed for some expenses in connection with attendance at Board and committee meetings.
Under the 2002 Stock Incentive Plan, non-employee directors receive: (i) grants of options to purchase 20,000 shares of Common Stock which are exercisable ratably over a four-year period upon the effective date such non-employee director joins the Board and (ii) annual automatic grants of 15,000 options, 50% of which will be exercisable six months after the date of grant and 50% of which will be exercisable 12 months after the date of grant, except for the Chairman of the Board, who receives an annual automatic grant of 22,500 options instead of 15,000 options. The options granted to the Chairman become exercisable in the same proportion as the options granted to the other non-employee directors. Director options have an exercise price equal to the fair market value of GenVec common stock on the date of the grant and a ten-year term.

Upon completion of the Diacrin merger in August 2003, GenVec entered into a consulting agreement with Dr. Thomas Fraser, Chairman of the Board of Directors. Under the terms of the consulting agreement, Dr. Fraser will devote approximately 20% of his working time to the business and affairs of GenVec (including time spent in his capacity as a Director of GenVec). Dr. Fraser received $32,500 under the terms of the consulting agreement in 2005.
Mr. Werner has declined to accept options for service on the Board.
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
The Company does not currently have employment agreements with its executive officers. Certain executive officers are party to a Salary Continuation Agreement and/or Change in Control Agreement. The material terms of these agreements are described below.
The terms of Dr. Fischer’s Salary Continuation Agreement provide that if Dr. Fischer’s employment is terminated without cause and other than by reason of death or disability, the Company will continue to pay Dr. Fischer’s salary and provide him with life insurance and health insurance for a period of 24 months from the date of his termination. In addition, the Company is required to pay Dr. Fischer an additional payment equal to the pro rata amount of his bonus for the last completed year of employment based on the number of months worked in the year of termination. Dr. Fischer’s Change in Control Agreement provides that if he is terminated or resigns for good cause in connection with a change in control of the Company, he is entitled to (i) a severance payment based on 24 months salary and bonus, (ii) an additional pro rata payment based on his highest annual salary in the past year and his highest bonus amount in the past three years, (iii) any bonus applicable to the preceding fiscal year, if not yet paid, and (iv) continuation of life and health insurance benefits for a period of 24 months. The Company is also obligated to provide a one-time payment to cover certain FICA and Medicare withholding taxes and excise taxes imposed under Section 4999 of the Internal Revenue Code of 1986, as amended due on such benefits. The Salary Continuation Agreement contains obligations on Dr. Fischer’s part regarding non-disparagement and non-competition, and both agreements provide for his nondisclosure of proprietary information. If Dr. Fischer should die while entitled to any payments or benefits under either agreement, such payments and benefits are payable to Dr. Fischer’s heirs or estate. To the extent Dr. Fischer becomes entitled to benefits under the Change of Control Agreement, the salary continuation agreement is superseded and he will not receive any benefit under such agreement.
The terms of the Company’s Salary Continuation Agreements with Mr. Church, Dr. Davis and Dr. King are identical to the terms of the Salary Continuation Agreement the Company entered into with Dr. Fischer, as described above, except that under their agreements Mr. Church, Dr. Davis and Dr. King are entitled to salary and insurance benefits for 12 months instead of 24 months.
The Company has also entered into a Change in Control Agreement with Mr. Church. The terms of this agreement are identical to the terms of the Change in Control Agreement that the Company entered into with Dr. Fischer, as described above, except that under his agreement Mr. Church’s severance payment is based on, and he is entitled to continuation of health and life insurance benefits for, 18 months instead of 24 months.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of February 28, 2006, regarding the beneficial ownership of the Company’s Common Stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each of the individuals listed in the “Summary Compensation Table” below, (iii) each director of the Company, and (iv) all current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after February 28, 2006 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 63,675,282 shares of Common Stock outstanding on February 28, 2006.

	Number of	Percentage of
Name of Beneficial Owner	Shares Owned	Class Owned
HealthCare Ventures LLC (1)	10,436,462	16.4%
Wellington Management Company, LLP	3,357,800	5.3%
Thomas H. Fraser, Ph.D. (3)	1,193,456	1.9%
Barbara Hackman Franklin (3)	62,500	*
Wayne T. Hockmeyer, Ph.D. (3)	105,000	*
William N. Kelley, M.D. (3)	77,500	*
Zola P. Horovitz, Ph.D. (3)	114,723	*
Stelios Papadopoulos, Ph.D. (3)	412,918	*
Joshua Ruch (2) (3)	2,797,837	4.4%
Harold R. Werner (1) (3)	10,436,462	16.4%
Paul H. Fischer, Ph.D. (3)	824,479	1.3%
Jeffrey W. Church (3)	221,935	*
Thomas A. Davis, M.D. (3)	61,249	*
C. Richter King, Ph.D. (3)	213,539	*

All directors and executive officers as a group (12 persons)	16,522,099	25.9%

*	Represents ownership that does not exceed 1% of the outstanding shares of the Company’s Common Stock.

(1)	Healthcare Ventures LLC is an affiliate of and Harold R. Werner is a general partner of Healthcare Partners II, L.P. (“HCP II”), Healthcare Partners III, L.P. (“HCP III”), Healthcare Partners IV, L.P. (“HCP IV”), Healthcare Partners V, L.P. (“HCP V”), and Healthcare Partners VI, L.P. (“HCP VI”), the general partner of Healthcare Ventures II, L.P. (“HCV II”), Healthcare Ventures III, L.P. (“HCV III”), Healthcare Ventures IV, L.P. (“HCV IV”), Healthcare Ventures V, L.P. (“HCV V”) and Healthcare Ventures VI, L.P. (“HCV VI”), respectively. Mr. Werner, together with James H. Cavanaugh, John W. Littlechild, Christopher K Mirabelli, Gus Lawlor, Eric Aguiar, and William W. Crouse, the other general partners of HCP II, HCP III, HCP IV, HCP V and HCP VI (collectively, the “HC Entities”) share voting and investment control with respect to shares owned by HCV II, HCV III, HCV IV, HCV V and HCV VI, respectively. Mr. Werner does not own any shares of GenVec’s capital stock in his individual capacity. The address of Healthcare Ventures II, III, IV, V and VI, L.P. is 44 Nassau Street, Princeton, New Jersey 08542. This information is based on a Schedule 13D filed with the SEC on August 23, 2003.

(2)	Rho Capital Partners, Inc. (“Rho”), of which Joshua Ruch is Chairman and Chief Executive Officer, may be deemed the beneficial owner of the shares owned by Rho Management Trust II pursuant to an investment advisory agreement that confers voting and investment control over such shares on Rho.

Pursuant to a Loan Modification Agreement, dated November 28, 2003 with Nautilis Trust, an affiliate of Rho, Rho Investment Partners “H”, L.P., became eligible to purchase an additional 1,639,929 shares of GenVec’s common stock, in consideration for the cancellation of a previously contracted debt. Rho and its affiliate do not have investment control and do not have voting control over any of such 1,639,929 shares until the satisfaction of the conditions specified in the Loan Modification Agreement. Neither Rho nor its affiliate has the right to acquire investment or voting control over any such shares within the next 60 days.

The address for Rho Management Trust II is c/o Rho Capital Partners, 152 West 57th Street, 23rd Floor, New York, NY 10019. This information is based on a Schedule 13D filed with the SEC on September 2, 2003 and Amendment No. 1 thereto filed with the SEC on December 5, 2003.

(3)	Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of February 28, 2006 in the following amounts: Thomas H. Fraser, 381,200 shares; Barbara Hackman Franklin, 57,500 shares; Wayne T. Hockmeyer, 75,500 shares; William N. Kelley, 72,500 shares; Zola P. Horovitz, 97,138 shares; Stelios Papadopoulos, 107,078 shares; Joshua Ruch, 107,078 shares; Paul H. Fischer, 565,342 shares; Jeffrey W. Church, 220,935 shares; Thomas A. Davis, 56,249 shares; C. Richter King, 213,539 shares; and directors and officers as a group (12 people) 1,954,059 shares.

Equity Compensation Plan Information
The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2005:

	(a)	(b)	(c)
Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column (a)

Equity compensation plans approved by security holders	5,132,051	$2.99	2,563,920
Equity compensation plans not approved by security holders	—	—	—

Total	5,132,051	$2.99	2,563,920

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On September 26, 2005, the Company sold 7,600,000 shares of common stock to various investors at $2.00 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $13,990,000. SG Cowen & Co., LLC (“SG Cowen”) was engaged as the placement agent for this transaction. Stelios Papadopoulos, Ph.D., is a Vice Chairman in the investment banking division of SG Cowen and is a member of GenVec’s board of directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
     The following is a summary of the fees billed to GenVec by KPMG LLP for professional services rendered for the years ended December 31, 2005 and 2004:

Fee Category	2005	2004

Audit Fees	$374,000	$380,600
Audit-Related Fees	—	—
Tax Fees	12,100	13,750
All Other Fees	—	—

Total	$386,100	$394,350

Audit Fees
     These fees consist of fees for professional services rendered for the audit of GenVec’s financial statements, review of the interim financial statements included in quarterly reports, and services in connection with statutory and regulatory filings.

Audit-Related Fees
     These fees comprise assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. GenVec did not incur such fees during 2005 and 2004.
Tax Fees
     These fees comprise tax compliance and tax preparation assistance for state and federal filings, consultations concerning tax related matters and other tax compliance projects. Less than 5% of these fees comprise consulting fees, as it is GenVec’s intent to minimize consulting services in this category.
All Other Fees
All other fees consist of fees not included in any other category. GenVec did not incur such fees during 2004 and 2005.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements — See index to Financial Statements on page F below for a list of the financial statements being filed herein.

	(2)	Financial Statement Schedules — All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

	(3)	Exhibits – The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended & Restated Certificate of Incorporation of GenVec, Inc. (8)

3.1(a)	Certificate of Designation of the Series A Junior Participating Preferred Stock. (8)

3.2	Amended & Restated Bylaws of GenVec, Inc. (13)

4.1	Rights Agreement dated as of September 7, 2001 between the Registrant and American Stock Transfer & Trust Company, the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto. (4)

4.2	Stock Purchase Agreement dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant. (5)

4.3	Investor Rights Agreement, dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant. (5)

4.4	Registration Rights Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Registrant (filed herewith).

4.5	Form of Warrant, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Registrant (filed herewith).

10.1	Form of Indemnification Agreement for Directors and Officers. (1)

10.2	2002 Stock Incentive Plan.* (14)

10.3	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.* (2)

10.4	2000 Employee Stock Purchase Plan, and form of agreement thereunder.* (1)

10.5	Amended and Restated 2000 Director Option Plan.* (7)

10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Registrant. (1)

10.7	New Collaboration Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries, Ltd. and the Registrant. + (8)

10.8	New Commercialization Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries Ltd. and the Registrant.+ (8)

10.9	License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Registrant (12)

10.10	Terms of Employment Arrangement between the Registrant and Thomas A. Davis (15)

10.12	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Registrant and Cornell Research Foundation, Inc. (8)

10.13	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Registrant. (1)

10.14	Amended and Restated Registration Rights Agreement dated December 2, 1998 between the Registrant and certain stockholders. (1)

10.15	Patent License Agreement dated January 8, 2000 between the Registrant and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000. (12)

10.16	Patent License Agreement dated December 20, 2000 between the Registrant and Northwestern University. (3)

10.17	Salary Continuation Agreement between the Registrant and Paul H. Fischer dated October 15, 2002. *(8)

10.18	Change in Control Agreement between the Registrant and Paul H. Fischer dated October 15, 2002. *(8)

10.19	Salary Continuation Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002. *(8)

10.20	Change in Control Agreement between the Registrant and Jeffrey W. Church dated October 15, 2002. *(8)

EXHIBIT
NUMBER	DESCRIPTION
10.21	Form of Salary Continuation Agreement between the Registrant and other executive officers and senior staff dated October 15, 2002. *(8)

10.22	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003. (12)

10.23	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002.+ (7)

10.24	Sublease dated January 24, 1991 by and among Diacrin and Building 79 Associated Limited Partnership and Building 96 Associates Limited Partnership. (10)

10.25	Amendment to Sublease dated April 30, 2002. (11)

10.26	Research Collaboration Agreement between Cordis Corporation and the Company dated as of December 22, 2003.+ (12)

10.27	Summary of GenVec, Inc. 2006 Annual Bonus Plan * (filed herewith).

10.28	Common Stock Purchase Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (filed herewith).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350 (filed herewith).

32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350 (filed herewith).

*	Compensatory plan, contract or arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.

(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.

(3)	Incorporated by reference from our Annual Report on Form 10-K (File No: 0-24469) filed with the Securities and Exchange Commission on March 30, 2001.

(4)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.

(5)	Incorporated by reference from our Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on January 3, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No: 0-24469) filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.

(9)	Incorporated by reference from our Registration Statement on form S-4 (File No. 333-105320) filed with the Securities and Exchange Commission on May 16, 2003.

(10)	Incorporated by reference from Diacrin, Inc. Form 10-K, as amended. (File No. 0-20139) filed on April 29, 1992.

(11)	Incorporated by reference from Diacrin, Inc. Form 10-K (File No. 0-20139) filed on March 26, 2003.

(12)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2005.
(15)	Incorporated by reference from our Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on July 27, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.

By:	/s/ PAUL H. FISCHER Paul H. Fischer, Ph.D
President, Chief Executive Officer and Director
Date:	March 15, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ PAUL H. FISCHER, PH.D.	President, Chief Executive Officer	March 15, 2006
Paul H. Fischer, Ph.D.	and Director
(Principal Executive Officer)

/s/ JEFFREY W. CHURCH	Chief Financial Officer,	March 15, 2006
Jeffrey W. Church	Treasurer & Secretary
(Principal Financial and
Accounting Officer)

*	Director	March 15, 2006
Barbara Hackman Franklin

*	Director	March 15, 2006
Thomas Fraser, Ph.D.

*	Director	March 15, 2006
Wayne T. Hockmeyer, Ph.D.

*	Director	March 15, 2006
Zola Horovitz, Ph.D.

*	Director	March 15, 2006
William N. Kelley, M.D.

*	Director	March 15, 2006
Stelios Papadopoulos, Ph.D.

*	Director	March 15, 2006
Joshua Ruch

*	Director	March 15, 2006
Harold R. Werner

By:	* /s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D.
Attorney-in-Fact

GENVEC, INC.
INDEX TO FINANCIAL STATEMENTS

PAGE NO.
Reports of Independent Registered Public Accounting Firm	F-1 to F-2
Statements of Operations—Years Ended December 31, 2005, 2004 and 2003	F-3
Balance Sheets as of December 31, 2005 and 2004	F-4
Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003	F-5
Statements of Stockholders’ Equity and Comprehensive Loss —Years
Ended December 31, 2005, 2004 and 2003	F-6
Notes to Financial Statements	F-7 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
GenVec, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K, that GenVec, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GenVec’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that GenVec, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, GenVec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GenVec, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP
McLean, Virginia
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
GenVec, Inc.:
We have audited the accompanying balance sheets of GenVec, Inc. (the Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GenVec, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 15, 2006

GENVEC, INC.
STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
Years ended December 31,	2005	2004	2003
Revenue from strategic alliances and research contracts (Note 8)	$26,554	$11,853	$10,520
Operating expenses:
Research and development	30,802	23,087	23,457
General and administrative	8,333	7,884	8,405
Loss on disposal of assets (Note 3 and 6)	1,895	2	—

Total operating expenses	41,030	30,973	31,862

Operating loss	(14,476)	(19,120)	(21,342)

Other income (loss):
Interest income	908	612	389
Interest expense	(426)	(386)	(486)
Investment gain	2	—	178

Total other income, net	484	226	81

Net loss	$(13,992)	$(18,894)	$(21,261)

Basic and diluted net loss per share	$(0.24)	$(0.35)	$(0.65)

Shares used in computation of basic and diluted net loss per share	57,823	54,331	32,963

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC.
BALANCE SHEETS

(in thousands)
As of December 31,	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$6,830	$5,366
Short-term investments (Note 4)	25,169	25,397
Accounts receivable	4,049	1,544
Prepaid expenses and other	1,409	1,821
Bond sinking fund (Note 7)	296	276

Total current assets	37,753	34,404
Property and equipment, net (Notes 5 and 7)	4,147	5,418
Long-term investments (Note 4)	—	2,302
Other assets	1	65
Intangible assets (Note 3 and 6)	—	1,882

Total assets	$41,901	$44,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$913	$1,227
Accounts payable	1,180	1,622
Accrued clinical trial expenses	457	1,364
Accrued other expenses	3,544	2,128
Unearned revenue	1,182	2,042

Total current liabilities	7,276	8,383
Long-term debt, less current portion (Note 7)	2,351	3,264
Other liabilities	852	1,943

Total liabilities	10,479	13,590

Commitments (Notes 7 and 9)
Stockholders’ equity (Notes 8 and 10):
Preferred stock, $0.001 par value, 5,000,000 shares authorized in 2005 and 2004; none are issued and outstanding in 2005 and 2004	—	—
Common stock, $0.001 par value, 100,000 shares authorized in 2005 and 2004; 63,675 and 55,588 shares issued and outstanding in 2005 and 2004	64	56
Additional paid-in capital	181,110	166,656
Deferred compensation (Note 10)	(121)	(382)
Accumulated other comprehensive loss (Notes 4 and 12)	(45)	(255)
Accumulated deficit	(149,586)	(135,594)

Total stockholders’ equity	31,422	30,481

Total liabilities and stockholders’ equity	$41,901	$44,071

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

Years ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net loss	$(13,992)	$(18,894)	$(21,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,060	1,813	2,608
Stock option and warrant compensation (Note 10)	261	229	1,176
Loss on disposal of assets (Note 3 and 6)	1,895	2	—
(Gain) on investments	(2)	—	(178)
Loss on interest rate swap	240	—	—
Change in accounts receivable	(2,505)	278	(898)
Change in accounts payable and accrued expenses	67	(193)	(1,696)
Change in unearned revenue	(1,634)	25	746
Change in other assets and liabilities, net	102	676	(125)

Net cash used in operating activities	(13,508)	(16,064)	(19,628)

Cash flows from investing activities:
Purchases of equipment	(398)	(242)	(568)
Cash acquired in acquisition, net of transaction costs of $2,445 (Note 3)	—	—	4,828
Purchases of investment securities	(31,570)	(27,573)	(19,174)
Proceeds from sale and maturity of investment securities	33,725	33,394	33,181

Net cash provided by investing activities	1,757	5,579	18,267

Cash flows from financing activities:
Proceeds from issuance of common stock, net (Note 10)	14,462	12,099	3,450
Proceeds from debt borrowings	—	29	—
Payments of long-term debt obligations (Note 7)	(1,247)	(1,494)	(1,469)

Net cash provided by financing activities	13,215	10,634	1,981

Net change in cash and cash equivalents	1,464	149	620
Beginning balance of cash and cash equivalents	5,366	5,217	4,597

Ending balance of cash and cash equivalents	$6,830	$5,366	$5,217

Supplemental disclosure of cash flow information:
Cash paid for interest	$265	$335	$388
Supplemental disclosure of non-cash investing activities:
Property and equipment financed by capital leases	—	$29	$50

The accompanying Notes to Financial Statements are an integral part of these statements.

GENVEC, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)
					Accumulated
			Additional		Other Comp-
Years ended December 31,	Common Stock		Paid-in	Deferred	rehensive	Accumulated
2005, 2004 and 2003	Shares Amount		Capital	Compensation	Income (Loss)	Deficit	Total
Balance, December 31, 2002	21,979	$22	$112,975	$(1,590)	$(339)	$(95,439)	$15,629
Comprehensive loss:
Net loss	—	—	—	—	—	(21,261)	(21,261)
Unrealized change in investments, net	—	—	—	—	(105)	—	(105)
Unrealized change in cash flow derivative, net	—	—	—	—	169	—	169

Total comprehensive loss							$(21,197)
Common stock issued under Shelf registration, net	757	1	1,848	—	—	—	1,849
Common stock issued in connection with acquisition	27,665	27	38,504	(563)	—	—	37,968
Common stock issued under stock incentive plans	949	1	1,600	—	—	—	1,601
Deferred compensation charge resulting from stock options	—	—	(366)	1,542	—	—	1,176

Balance, December 31, 2003	51,350	$51	$154,561	$(611)	$(275)	$(116,700)	$37,026
Comprehensive loss:
Net loss	—	—	—	—	—	(18,894)	(18,894)
Unrealized change in investments, net	—	—	—	—	(137)	—	(137)
Unrealized change in cash flow derivative, net	—	—	—	—	157	—	157

Total comprehensive loss							$(18,874)
Common stock issued under Shelf registration, net	4,000	4	11,693	—	—	—	11,697
Common stock held in treasury cancelled	(70)	—	—	—	—	—	—
Common stock issued under stock incentive plans	308	1	402	—	—	—	403
Deferred compensation charge resulting from stock options	—	—	—	229	—	—	229

Balance, December 31, 2004	55,588	$56	$166,656	$(382)	$(255)	$(135,594)	$30,481
Comprehensive loss:
Net loss	—	—	—	—	—	(13,992)	(13,992)
Unrealized change in investments, net	—	—	—	—	(30)	—	(30)
Adjustment for change in non-qualifying hedge, net	—	—	—	—	240	—	240

Total comprehensive loss							(13,782)
Common stock issued under Shelf registration, net	7,600	8	13,990	—	—	—	13,998
Common stock issued under Stock incentive plans	487	—	464	—	—	—	464
Deferred compensation charge resulting from stock options	—	—	—	261	—	—	261

Balance, December 31, 2005	63,675	$64	$181,110	$(121)	$(45)	$(149,586)	$31,422

The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
(1) ORGANIZATION AND BUSINESS DESCRIPTION
GenVec is an emerging late stage biopharmaceutical company developing innovative gene-based therapeutics to treat cancer, heart disease and vision loss and vaccines to prevent infectious disease. The Company is focused on the development and commercialization of our lead product candidate, TNFerade, for the treatment of cancer. The Company’s advanced product candidates are:
•	TNFerade™, which is currently in a Phase II/III trial for the treatment of locally advanced pancreatic cancer and Phase II trials for the treatment of rectal and melanoma cancer;

•	BIOBYPASS®, which is currently in a randomized, placebo-controlled Phase II trial for the treatment of severe coronary artery disease. The Company previously completed a randomized, controlled Phase II study of 67 patients with severe coronary artery disease using a cardiac surgical procedure; and

•	PEDF, which has completed enrollment in a Phase Ib trial for the treatment of wet age-related macular degeneration, a leading cause of blindness in individuals over the age of 50.
The medical use of many proteins has historically been limited by the inability to maintain sufficient concentrations of the protein at the site of the disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein’s presence in other, non-target tissues. GenVec’s gene-based therapeutic product candidates are based on proprietary technology that uses an adenovector to deliver genes that produce proteins at the site of disease.
The Company’s gene-based product candidates have been generally well tolerated in multiple clinical trials. The Company believe results to date support the broad applicability and commercial potential of our product development programs and is working with our collaborators and customers to develop second generation vectors and new applications for our technology, such as preventative vaccines to treat HIV, malaria and other infectious diseases.
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

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company’s financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, long-term investments, bond sinking fund, accounts receivable, accounts payable, and long-term debt. The Company has an interest rate swap agreement to manage interest rate exposure. The swap agreement has been deemed to be ineffective due to the different pricing frequencies of the swap agreement and related debt instrument; as such, changes in fair value of the swap agreement are included in interest expense.
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
(e) REVENUE RECOGNITION
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Under SAB 104, we recognize revenues when a contract is executed, the contract price is fixed and determinable, delivery of the service or products has occurred, and collectibility of the contract price is considered probable. Upfront non-refundable fees are deferred and subsequently recognized over the period in which we complete performance obligations when such fees are received in conjunction with an agreement that includes such performance obligations. Revenue associated with performance milestones is recognized based on achievement of the milestones as defined in the respective agreements. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Research and development revenue from cost-reimbursement and cost-plus fixed fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, costs and billing factors (e.g. indirect rate estimates) are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment.
(f) RESEARCH AND DEVELOPMENT
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
(g) CLINICAL TRIAL EXPENSES
The Company accrues estimated costs for clinical and pre-clinical studies based on estimates of work performed and completion of certain milestones. The Company believes that this method best aligns the expenses it records with the efforts it expends. The Company monitors the progress of the trials and their related activities to the extent possible, and adjusts, the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known.
(h) INCOME TAXES
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(i) NET LOSS PER SHARE
Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.
If the Company had net income, diluted earnings per share would be presented based on the shares used in the computation of basic net loss per share as well as potential common shares related to outstanding options and warrants. Total outstanding options in the amount of 57,000 were excluded from the computation of diluted earnings per shares as of December 31, 2005.
(j) COMPREHENSIVE LOSS
Comprehensive loss consists of net loss and unrealized holding gains and losses from available-for-sale securities.
(k) INTEREST RATE SWAP
The Company has an interest rate swap agreement to manage interest rate exposure. Amounts to be paid or received under this agreement are included in interest expense. The swap agreement has been deemed to be ineffective, as such, changes in the fair value of the swap agreement are included in interest expense.
(l) TECHNOLOGICAL LICENSE AND INTELLECTUAL PROPERTY
Technological license and intellectual property costs consist of payments associated with license agreements and legal costs associated with the acquisition and development of intellectual property. Costs associated with the acquisition, development and/or maintenance of intellectual property are expensed when incurred.
(m) STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN
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
Option grants to employees have been issued only at fair market value prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro forma costs of these options granted have been calculated using the Black-Scholes option pricing model and assuming the following for each of the three years ended December 31, 2005, 2004 and 2003: expected volatility of 75 percent, 75 percent and 102.81 percent; risk free interest rate of 3.70 percent, 2.51 percent and 2.54 percent; expected lives of four years and no dividend yield. The pro forma amounts may not be representative of the effects on pro forma net earnings for future years. The weighted-average grant date fair market value of options issued was $1.10 per share in 2005, $1.64 per share in 2004 and $1.24 per share in 2003. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested awards in each year (in thousands, except per share data):

	2005	2004	2003

Net loss – as reported	$(13,992)	$(18,894)	$(21,261)
Deduct: Incremental stock-based employee compensation expense determined under fair value method for all awards	(757)	(713)	(484)

Net loss – pro forma	$(14,749)	$(19,607)	$(21,745)

Basic and diluted loss per share – as reported	$(0.24)	$(0.35)	$(0.65)
Basic and diluted loss per share – pro forma	$(0.26)	$(0.36)	$(0.66)

The Company has a stock purchase plan that is considered to be non-compensatory under Financial Interpretation Number 44, Accounting for Certain Transaction Involving Stock Compensation; however, for disclosure purposes this plan is considered to be compensatory.
(n) USE OF ESTIMATES
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
(o) RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not have any asset retirement obligations within the scope of this Statement.
In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We intend to adopt FAS 123R using the modified prospective basis on January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense that will increase diluted net loss per share by an estimated $0.02 per share for 2006 with respect to unvested options outstanding as of December 31, 2005. However, our actual stock-based compensation expense for 2006 will be affected by changes in our stock price, the number of additional stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.
In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For any VIEs that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any financial interest within the scope of this Statement.
In May 2003, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. This Statement establishes standards for the classification, measurement and disclosure of certain financial instruments with characteristics of both liabilities and equity. The Company does not have any financial instruments that are within the scope of this Statement.

(3) BUSINESS ACQUISITION AND DISPOSITION
(a) ACQUISITION
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

*  Exclusive of $16 of registration fees charged directly against additional paid-in capital. All transaction costs were paid as of December 31, 2003.
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

(b) DISPOSITION
On December 28, 2005, the Company completed the sale of its myoblast cell therapy assets to Mytogen, Inc. (“Mytogen”). In conjunction with the sale of these assets, the Company discontinued its cell transplantation therapy operations in Charlestown, Massachusetts and subleased a portion of the facility to Mytogen. Under the terms of the asset purchase agreement, GenVec will receive royalties on the sales of future myoblast-related products and a portion of specified milestone payments, licensing revenues and/or proceeds from the sale or transfer of key Mytogen assets, if any, that occur through December 2007. Royalty payments made to Company under this agreement will be recognized when received. In connection with the sale of the myoblast-related assets and the termination of our cell therapy operations in Charlestown, Massachusetts, the Company incurred cash charges of approximately $75,000 in staff termination costs, accrued $460,000 for continuing lease obligations for the Charlestown facility (net of expected sublease income) and recorded non-cash write-offs of $93,000 of fixed assets and leasehold improvements and $1.8 million of intangible assets.
(4) INVESTMENTS
The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at December 31, 2005 and 2004, are as follows (in thousands):

	2005
		Gross
		Unrealized
	Amortized	Holding	Fair
	Cost	Gains/(Loss)	Value

Government and agency notes	$2,254	$(2)	$2,252
Corporate bonds	22,960	(43)	22,917

	$25,214	$(45)	$25,169

	2004
		Gross
		Unrealized
	Amortized	Holding	Fair
	Cost	Gains/(Loss)	Value

Government agency notes	$6,522	$24	$6,546
Corporate bonds	21,200	(47)	21,153

	$27,722	$(23)	$27,699

Maturities of securities classified as available-for-sale had fair values as follows at December 31 (in thousands):

	2005	2004

Due within one year	$25,169	$25,397
Due after one year through four years	—	2,302

	$25,169	$27,699

(5) PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31 (in thousands):

	2005	2004

Equipment	$8,625	$9,712
Leasehold improvements	6,474	6,566
Furniture and fixtures	414	519

	15,513	16,797
Less accumulated depreciation and amortization	(11,366)	(11,379)

	$4,147	$5,418

Depreciation and amortization expense related to property and equipment were $1,558,000, $1,813,000, and $1,927,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(6) INTANGIBLE ASSETS
Beginning January 2004, intangible assets arising from the Company’s merger with Diacrin were being amortized through December 2024 on a straight-line basis. The carrying value of the intangible assets was supported by the discounted value of milestone payments due under the Terumo License and Development Agreement, which was acquired as part of the merger. As of December 31, 2004, the carrying value of the intangible assets (net of amortization) was $1.9 million. On December 28, 2005, the Company completed the sale of the Company’s myoblast assets, which included the assignment of the Terumo License and Development Agreement, to Mytogen, Inc. As a result of the assignment, the Company has recorded a non-cash write-off of the intangible assets (net of amortization) in the amount of $1.8 million.
(7) LONG-TERM DEBT
Long-term debt consists of the following at December 31 (in thousands):

	2005	2004

Industrial revenue bond	$2,580	$3,130
Notes payable:
Term loan from landlord	440	531
Equipment financing	211	765
Economic development loan	33	48
Other	—	17

	3,264	4,491
Less current maturities	(913)	(1,227)

	$2,351	$3,264

Aggregate maturities of long-term debt are as follows (in thousands):

2006	$913
2007	754
2008	790
2009	807
2010	—
Thereafter	—

$3,264

(a) INDUSTRIAL REVENUE BOND
In June 1999, in connection with the lease of its Gaithersburg facility, the Company borrowed $5,000,000 under an Industrial Revenue Bond with the State of Maryland to fund leasehold improvements and additional equipment needs of the Company. The Bond is secured by a first priority lien on all equipment and fixtures financed, a $2,500,000 letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority, and a $2,500,000 guarantee from The Warner-Lambert Company. The annual fee for the letter of credit is one percent of the outstanding balance, which totaled $27,000, $42,000 and $48,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Warner-Lambert’s guarantee will remain in place as long as the outstanding principal balance on the Bond is greater than $2,500,000 and will be reduced in value dollar for dollar as the principal balance decreases below $2,500,000.
The Bond bears interest at a variable rate based on weekly market conditions and matures on June 1, 2009. The weighted-average interest rates during 2005, 2004 and 2003 were 1.72 percent, 1.62 percent and 1.12 percent, respectively. The Bond is subject to mandatory sinking fund redemption. The Company began making sinking fund payments in July 2000; the balance of the sinking fund at December 31, 2005 and 2004 was $296,000 and $276,000, respectively.

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
The Company has determined the interest rate swap to be ineffective, as such, changes in the fair value of the swap agreement are included in interest expense. The fair value of the swap agreement was a liability of $99,000 and $239,000 at December 31, 2005 and 2004, respectively.
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
(8) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS
The Company has established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance its ability to discover, evaluate, develop and commercialize multiple product opportunities. Revenue is summarized as follows (in thousands):

	2005	2004	2003

Vaccine Research Center	$18,791	$7,373	$7,230
PATH/Malaria Vaccine Initiative	1,496	979	—
US Naval Medical Research Center	1,599	493	1,361
FUSO Pharmaceuticals Industries, Ltd.	1,595	1,616	1,724
Terumo Corporation	1,067	396	98
Cordis Corporation	470	245	—
Other strategic alliances and research grants	1,536	751	107

	$26,554	$11,853	$10,520

GenVec’s results of operations included $2.3 million, $435,000 and $98,000 during the years ended December 31, 2005, 2004 and 2003, of amortization of these upfront contract and license fees which were received in prior years. Amortized revenues for the year ended December 31, 2005 included $1.1 million from unearned upfront contract and license fees related to the Terumo agreement, including $667,000 of accelerated amortization due to the completion of our significant performance obligations under the Terumo agreement.
(a) VACCINE RESEARCH CENTER
In December 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health selected the Company to collaborate in the development of a worldwide preventative AIDS vaccine candidate. This collaboration was expanded to include the development of a SARS vaccine candidate (April 2003) and an influenza vaccine candidate (February 2006). The Company has a cost-plus fixed fee sub-contract, managed for the VRC through SAIC-Frederick, Inc., which became effective January 25, 2002. Under the sub-contract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology. The program encompasses a base year and six option years. The fourth option year covering 2006 has been exercised and work is continuing under the contract.
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

In September 2002, the parties amended the collaboration agreement to increase the level of funding to $1,500,000 per year, effective April 1, 2002, and extended the agreement through December 31, 2003.
Effective January 1, 2004, the Company and Fuso established a new three-year, $4,500,000 research collaboration to identify a targeted cancer therapy product candidate designed to treat not only the primary tumor but also cancer that has spread, or metastasized to distant sites in the body.
As of December 31, 2005 and 2004, unearned revenue related to this collaboration was $0 and $42,000, respectively.
(e) TERUMO CORPORATION (Terumo)
In September 2002, Diacrin entered into a development and license agreement with Terumo Corporation, of which the Company has become a party as a result of the acquisition consummated on August 21, 2003. Under the terms of the agreement, the Company licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo would fund all development costs in Japan while the Company continued to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere. On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments by Terumo to the Company for development milestones and a royalty on product sales. The Company recorded the upfront license fee as unearned revenue to be amortized through November 2007.
For the year-to-date period ended November 30, 2005, the Company recognized $367,000 of unearned revenue. On December 28, 2005, the Company completed the sale of its myoblast assets to Mytogen, Inc., which included the assignment of the development and license agreement with Terumo. As a result of the assignment, the Company accelerated amortization of the remaining balance of unearned revenue and recorded additional revenue of $667,000.
(f) CORDIS CORPORATION (Cordis)
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
The purpose of this collaboration is to conduct a randomized, double blind, placebo controlled study of the Company’s cardiovascular product candidate, BIOBYPASS. Clinical benefit will be assessed in the multi-center study, which will be conducted in Europe and Israel and is expected to enroll up to 129 patients with severe heart disease. GenVec and Cordis will collaborate on regulatory matters and share in the clinical trial costs. GenVec will supply all clinical material and Cordis will provide the NOGASTAR® and MYOSTAR® mapping and injection catheters and training to the interventional cardiologists conducting the trial. GenVec retains all commercial rights to BIOBYPASS and Cordis retains all commercial rights to the NOGASTAR mapping catheters and MYOSTAR injection catheters. The Company recorded a $1.0 million receivable and $1.0 million of unearned revenue as of December 31, 2003; the receivable was satisfied in January 2004 with the receipt of a $1.0 million payment from Cordis. Revenues are recognized as earned based on performance under the contract. In 2005, the Company recognized $470,000 in revenues earned under the collaboration.
(g) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS
Revenues include $498,000 earned in 2005 under a $1.7 million extension of our foot-and-mouth vaccine development agreement with the U.S. Department of Agriculture.

(9) COMMITMENTS
(a) LEASE AGREEMENTS
The Company has non-cancelable operating leases for its Gaithersburg, MD and Charlestown, MA facilities. The Gaithersburg office and laboratory lease expires in October 2009. The agreement includes a provision for a 3 percent annual increase in base rent. The lease contains renewal options for up to fourteen years and requires the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlord’s initial contribution of $1,300,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease. The Charlestown lease expires on October 3, 2006. Rent expense under all operating leases was approximately $1,934,000, $1,492,000 and $967,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2006	$1,454
2007	775
2008	792
2009	677
2010	—
Thereafter	—
$3,698

At December 31, 2005 and 2004, the Company had a straight-line lease liability of $745,000 and $885,000, respectively.
(b) LICENSE AGREEMENTS
In 2000, the Company entered into agreements with Public Health Service (PHS) for exclusive rights to develop and commercialize the PEDF gene for gene therapy applications in the eye. In October 2004, the Company entered into an agreement with PHS that superseded the 2000 license agreement, extending the Company’s rights to include the development and commercialization of the PEDF gene and protein for diagnostic and therapeutic applications in the eye. In December 2004, the Company entered into an agreement with PHS further expanding the Company’s rights to include the use of the PEDF gene and protein for the diagnosis, treatment and/or prevention of cancer (except cancers of the eye as covered under the October 2004 license agreement). In exchange for these licenses, the Company has committed to pay product royalties based on net sales of licensed products, net of a minimum royalty payable annually for the duration of the agreements. The Company has also committed to pay a one-time, $50,000 license fee under each of the two agreements upon the earlier of the achievement of certain commercialization milestones or stipulated anniversaries of the commencement date of the agreements.
In February 1998, the Company entered into a non-exclusive license agreement with Asahi Chemical Industry Company Limited (Asahi) for rights to gene therapy applications in the United States to its proprietary form of the TNF-alpha gene. In exchange for this license, the Company paid a $200,000 non-refundable fee to Asahi and has committed to additional payments upon the achievement of specified clinical milestones, as well as product royalties based on net sales of a licensed product. In September 2002 the Company paid $50,000 upon commencement of Phase II clinical trials involving the TNF-alpha gene.
In May 1996, the Company entered into an exclusive, worldwide license agreement with Scios, inc. (Scios) for rights to gene therapy applications of its proprietary form of the VEGF gene. Johnson & Johnson acquired Scios in April 2003. Scios will share in certain profits the Company realizes from the research, development and commercialization of products incorporating the VEGF gene. The Company has agreed to provide a minimum royalty on revenues generated from the development of these products, which is creditable against the profits to be shared. In connection with the license agreement, Scios purchased 96,852 shares of the Company’s Class D convertible preferred stock at a price of $10.33 per share. All preferred shares were converted into common shares in December 2000 in connection with the Company’s initial public offering at a rate of 1.5 common shares to each preferred share. In addition, the Company granted Scios a warrant to purchase 317,796 shares of the Company’s common stock, which vested upon the earlier of the achievement of specified product development milestone events or certain dates. All Scios warrants expired as of December 11, 2005.

The Company’s license agreements often include event based milestone payments, the timing of which is dependent upon a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims.
(c) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS
The Company has agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received rights to the resulting technology. Total grants paid by the Company were approximately $261,000, $483,000, and $1,000,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
As discussed in Note 2, the Company has agreements with clinical sites for the treatment of patients under clinical protocols. Total clinical costs were $3,154,000, $2,482,000 and $2,285,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Additionally, certain agreements disclosed above require the Company to pay royalties upon commercial sales, if any, of specified products. The Company generally bases the royalties on a percentage of net sales or other product fees earned. Royalties will become due when sales are generated.
(10) STOCKHOLDERS’ EQUITY
(a) CAPITAL STOCK
In December 2002, the Company filed with the Securities and Exchange Commission a $25,000,000 shelf registration statement on Form S-3.
•	On January 22, 2003 the Company sold 756,800 shares of common stock to an existing shareholder at $2.50 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $1,849,000.

•	On April 16, 2004, the Company sold 4,000,000 shares of common stock to various investors at $3.15 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $11,787,000. Stonegate Securities was engaged as the sole placement agent for this transaction.
In April 2005, the Company filed with the Securities and Exchange Commission a $35,000,000 shelf registration statement on Form S-3, replacing our prior $25,000,000 shelf registration statement.
•	On September 26, 2005, the Company sold 7,600,000 shares of common stock to various investors at $2.00 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $13,990,000. SG Cowen & Co., LLC (“SG Cowen”) was engaged as the sole placement agent for this transaction. Stelios Papadopoulos, Ph.D., is a Vice Chairman in the investment banking division of SG Cowen and is a member of GenVec’s board of directors.
As of December 31, 2005, $19.8 million of unissued securities are registered under the shelf registration statement on Form S-3 filed in April 2005.
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

In addition to the Common Stock reflected on the Company’s balance sheets, the following items are reflected in the capital accounts as of December 31, 2005 and 2004:
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
•	On August 21, 2003, in connection with the Diacrin acquisition, the stockholders approved an increase in the number of common shares to be issued under the Plan by an additional 1,000,000.

•	At the Company’s Annual Meeting of Stockholders, held on June 15, 2005, the stockholders approved an increase in the number of common stock shares to be issued under the Plan by an additional 1,680,000.
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
Changes in stock options were as follows:

		Average
	Number of Shares	Exercise
(in thousands, except per share data)	Under Option	Price

Outstanding at December 31, 2002	4,640	$3.18
Assumed from acquisition	1,937	2.84
Granted	209	2.73
Exercised	(914)	1.69
Cancelled	(1,624)	3.63

Outstanding at December 31, 2003	4,248	3.15
Granted	1,105	3.03
Exercised	(289)	1.19
Cancelled	(279)	3.64

Outstanding at December 31, 2004	4,785	$3.20
Granted	1,633	1.91
Exercised	(342)	0.96
Cancelled	(1,035)	3.05

Outstanding at December 31, 2005	5,041	$2.97

As of December 31, 2005 options covering 3,402,086 shares were exercisable at $0.70 to $9.63 per share (average $3.36 per share) and options covering 2,563,920 shares remain available to be granted.

Options outstanding at December 31, 2005 are summarized below:

	Outstanding			Exercisable
		Average	Average		Average
	Shares	Exercise	Remaining	Shares	Exercise
Exercise Price	(thousands)	Price	Life	(thousands)	Price

$0.00 – $1.00	57	$0.72	5.7 years	34	$0.73
$1.01 – $3.00	2,514	2.08	7.1	1,214	2.26
$3.01 – $4.00	1,572	3.28	5.9	1,256	3.29
$4.01 – $5.00	646	4.39	3.3	646	4.39
$5.01 – $10.00	252	6.73	2.4	252	6.73

	5,041	$2.97	6.0 years	3,402	$3.36

For options granted to consultants, the Company recorded $0, $0 and $65,000 of gross deferred compensation for each of the three years ended December 31, 2005, and the amortization related to this and prior years deferred compensation amounted to $0, $0 and $191,000.
As a result of the merger with Diacrin in August 2003, the Company recorded deferred compensation of $563,000 for the difference between the exercise price of outstanding unvested Diacrin options and the fair value of the Company’s common stock at the date of the acquisition. The deferred compensation is being amortized over the remaining vesting period of the related options. Net amortization for 2005, 2004 and 2003 related to this and prior years deferred compensation amounted to $261,000, $229,000 and $1,542,000, respectively. The $121,000 balance as of December 31, 2005 will be fully amortized by the end of 2007. This deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee’s option vesting period.
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
The price of stock purchased under the purchase plan is 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or the end of the offering period. Employees purchased 145,212 shares, 66,124 shares and 34,939 shares during 2005, 2004 and 2003 at a weighted average purchase price of $1.39, $1.75 and $1.74. The Purchase Plan will terminate on October 18, 2010, unless sooner terminated by the Board of Directors.
(d) WARRANTS
Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants vested according to a combination of time and events as prescribed in the agreements. Outstanding and vested warrants are summarized below (in thousands, except per share amounts):

	2005		2004		2003
Exercise Price	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested

$3.60	66	66	66	66	66	66
$3.93	25	25	31	31	56	56
$8.85	—	—	318	318	318	318

	91	91	415	415	440	440

(11) INCOME TAXES
A reconciliation of tax credits computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows (in thousands):

	2005	2004	2003
Tax provision computed at the statutory rate	$(4,676)	$(6,424)	$(7,229)
State income taxes, net of federal income tax provision	(962)	(751)	(982)
Book expenses not deductible for tax purposes	7	8	8
Research and experimentation tax credit	(1,146)	(787)	(460)
Nondeductible compensation expense	94	89	381
Change in valuation allowance for deferred tax assets	6,683	7,865	8,282

Income tax expense	$—	$—	$—

The valuation allowance for deferred tax assets increased approximately $6.7 million, $7.9 million and $8.3 million for the years ended December 31, 2005, 2004 and 2003.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its deferred tax assets. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets. Recording this valuation in no way affects the Company’s ability to utilize this asset.
Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2005	2004	2003
Net operating loss carryforwards	$76,689	$71,682	$64,695
Capital loss carryforwards	328	328	—
Research and experimentation tax credit	10,425	9,279	8,492
Deferred rent	178	—	—
Unearned revenue	—	485	465
Property and equipment, principally due to differences in depreciation	(507)	(655)	(727)
Deferred compensation expense	747	785	873
Intangible asset	—	(727)	(765)
Other	151	139	426

Total deferred tax assets	88,011	81,316	73,459
Valuation allowance	(88,011)	(81,316)	(73,459)

Net deferred tax assets	$—	$—	$—

At December 31, 2005, the Company has net operating loss carryforwards of approximately $198.5 million for federal income tax purposes of which $59.4 million expire at various dates through 2013, and $139.1 million expire at various dates through 2025. The Company has research and experimentation tax credit carryforwards of $10.4 million at December 31, 2005, of which $1.7 million expire through 2013 and $8.7 million expire through 2025. The Company also has capital loss carryforwards of $0.8 million which will expire 2008.

The Company’s NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2005 and in prior years, the Company may have experienced such ownership changes. Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with the Company.
The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryforwards that can be utilized. When the Company completes the necessary studies, the amount of NOL carryforwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryforwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues and expenses for the periods presented.
(12) OTHER COMPREHENSIVE INCOME (LOSS)
The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity, other than transactions with stockholders. Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

		Unrealized	Accumulated
	Unrealized	Gain (Loss)	Other
	Gain (Loss)	on Derivative	Comprehensive
	on Securities	Instruments	Income (Loss)

Balance, December 31, 2002	$227	$(566)	$(339)
Unrealized gain from available-for-sale securities	73	—	73
Loss in operations	(178)	—	(178)
Unrealized loss on cash flow derivative	—	(45)	(45)
Interest expense realized in operations	—	214	214

Balance, December 31, 2003	$122	$(397)	$(275)
Unrealized loss from available-for-sale securities	(137)	—	(137)
Loss in operations	—	—	—
Unrealized loss on cash flow derivative	—	(25)	(25)
Interest expense realized in operations	—	182	182

Balance, December 31, 2004	$(15)	$(240)	$(255)
Unrealized loss from available-for-sale securities	(30)	240	210

Balance, December 31, 2005	$(45)	$—	$(45)

Other comprehensive income (loss) does not reflect the effect of income taxes because the Company had no income tax provision during the three years ended December 31, 2005.
(13) QUARTERLY RESULTS (UNAUDITED)
The Company’s unaudited quarterly information is as follows (in thousands, except per share data):

2005	Q1	Q2	Q3	Q4

Revenue	$4,549	$7,348	$6,897	$7,760
Net loss	$(3,458)	$(2,956)	$(3,249)	$(4,329)
Basic and Diluted Loss Per Share	$(0.06)	$(0.05)	$(0.06)	$(0.07)

2004	Q1	Q2	Q3	Q4

Revenue	$2,741	$3,151	$2,932	$3,029
Net loss	$(5,650)	$(4,776)	$(4,789)	$(3,679)
Basic and Diluted Loss Per Share	$(0.11)	$(0.09)	$(0.09)	$(0.07)
The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters does not equal the loss per share for the respective twelve-month period.

(14) SUBSEQUENT EVENT (UNAUDITED)
On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at a price equal to 125% of the average closing bid prices during the five (5) days preceding the issuance date of the warrant. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter.
Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88% and 92% of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is equal to the lesser of 1.75% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $1.25, or 75% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also requires the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, and to maintain its effectiveness. The Company is obligated to sell a minimum of $2.0 million of common stock available under the CEFF within a two-year period.