Form 10-K/A
period 2005-12-31
GENVEC INC
filed 2006-04-28
CIK 934473

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

Explanatory Note
     This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2005 is being submitted to correct certain numerical errors in the shares covered by the stock option grants made to certain executives.
TABLE OF CONTENTS

PART NO.	ITEM NO.	DESCRIPTION	PAGE NO.
III	10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	36

	11	EXECUTIVE COMPENSATION	38

	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	40

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	42

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	42

IV	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	44

		FINANCIAL STATEMENTS	F1 – F23
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
Thomas A. Davis, GenVec’s Chief Medical Officer, did not timely report an open market purchase of 5,000 shares of GenVec common stock on November 22, 2005. Dr. Davis subsequently filed the Form 4 with the SEC on January 5, 2006. In addition, as the result of a clerical error, our Chief Executive Officer, Dr. Paul Fischer, failed to timely report 75,000 shares covered by an option grant. Dr. Fischer subsequently filed an amended Form 4 with the SEC on April 28, 2006.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth a summary of all compensation paid or accrued by the Company to the Chief Executive Officer and to the next four most highly compensated executive officers whose annual compensation exceeded $100,000 for 2005 for services rendered to the Company during the years ended December 31, 2005, 2004 and 2003.
Summary Compensation Table

				Long-Term
				Compensation
		Annual Compensation		Awards
				Securities
				Underlying	All Other
		Salary	Bonus	Options/SARS	Compensation
Name and Principal Position	Year	($)	($)	(#)	(1)
Paul H. Fischer, Ph.D.	2005	$331,755	$25,000	150,000	$7,000
Chief Executive Officer, President	2004	$320,072	$64,014	150,000	$8,000
and Director	2003	$320,072	$128,030	—	$3,500

Jeffrey W. Church,	2005	$236,151	$29,519	75,000	$5,904
CFO, Treasurer and Corporate	2004	$229,273	$28,659	40,000	$5,732
Secretary	2003	$221,520	$55,380	—	$3,003

Thomas A. Davis, M.D. (2)	2005	$130,769	$282,329	150,000	—
Chief Medical Officer	2004	—	—	—	—
	2003	—	—	—	—

C. Richter King, Ph.D.	2005	$207,987	$25,998	75,000	$5,200
Senior Vice President,	2004	$199,031	$37,318	35,000	$4,976
Research	2003	$192,299	$48,075	—	$3,000

(1)	Represents the Company’s contribution to GenVec’s 401-K Defined Contribution Plan.

(2)	Dr. Davis joined the Company on July 26, 2005 with an annual salary of $300,000. Dr. Davis’ bonus represents the amount paid to him upon commencement of employment as well as the amount paid as an annual 2005 bonus of $15,000.

Option Grants in Last Fiscal Year
The following table sets forth grants of stock options made during the year ended December 31, 2005, to each of the individuals listed in the Summary Compensation Table.

					Potential Realizable
	Number of	% of Total			Value at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to	Exercise		Appreciation for the
	Options Granted	Employees	Price per	Expiration	Option Term (2)
Name	(1)	in 2005	Share	Date	5%	10%
Paul H. Fischer, Ph.D.	150,000	9.2%	$1.88	1/19/2015	$177,348	$449,435

Jeffrey W. Church	75,000	4.6%	$1.88	1/19/2015	$88,674	$224,718

Thomas A. Davis, M.D.	150,000	9.2%	$1.98	7/25/2015	$186,782	$473,342

C. Richter King, Ph.D.	75,000	4.6%	$1.88	1/19/2015	$88,674	$224,718

(1)	One-eighth of each option grant vests six months after the date of grant and the remainder vests monthly on a pro-rata basis over the following 42 months. The options were granted under the GenVec 2002 Stock Incentive Plan.

(2)	In accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent GenVec’s estimate or projection of future GenVec common stock prices, and no assurance can be given that these rates of annual compound stock appreciation will occur.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired		Options at		In-The-Money Options at
	on	Value	December 31, 2005		December 31, 2005
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul H. Fischer, Ph.D.	65,592	$98,339	532,427	191,044	—	—

Jeffrey W. Church	—	—	209,477	83,023	—	—

Thomas A. Davis, M.D.	—	—	—	150,000	—	—

C. Richter King, Ph.D.	—	—	202,809	79,690	—	—
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

	Number of	Percentage of
Name of Beneficial Owner	Shares Owned	Class Owned
HealthCare Ventures LLC (1)	10,436,462	16.4%
Wellington Management Company, LLP	3,357,800	5.3%
Thomas H. Fraser, Ph.D. (3)	1,193,456	1.9%
Barbara Hackman Franklin (3)	62,500	*
Wayne T. Hockmeyer, Ph.D. (3)	105,000	*
William N. Kelley, M.D. (3)	77,500	*
Zola P. Horovitz, Ph.D. (3)	114,723	*
Stelios Papadopoulos, Ph.D. (3)	412,918	*
Joshua Ruch (2) (3)	2,797,837	4.4%
Harold R. Werner (1) (3)	10,436,462	16.4%
Paul H. Fischer, Ph.D. (3)	824,479	1.3%
Jeffrey W. Church (3)	221,935	*
Thomas A. Davis, M.D. (3)	55,505	*
C. Richter King, Ph.D. (3)	213,539	*

All directors and executive officers as a group (12 persons)	16,516,355	25.9%

*	Represents ownership that does not exceed 1% of the outstanding shares of the Company’s Common Stock.

(1)	Healthcare Ventures LLC is an affiliate of and Harold R. Werner is a general partner of Healthcare Partners II, L.P. (“HCP II”), Healthcare Partners III, L.P. (“HCP III”), Healthcare Partners IV, L.P. (“HCP IV”), Healthcare Partners V, L.P. (“HCP V”), and Healthcare Partners VI, L.P. (“HCP VI”), the general partner of Healthcare Ventures II, L.P. (“HCV II”), Healthcare Ventures III, L.P. (“HCV III”), Healthcare Ventures IV, L.P. (“HCV IV”), Healthcare Ventures V, L.P. (“HCV V”) and Healthcare Ventures VI, L.P. (“HCV VI”), respectively. Mr. Werner, together with James H. Cavanaugh, John W. Littlechild, Christopher K Mirabelli, Gus Lawlor, Eric Aguiar, and William W. Crouse, the other general partners of HCP II, HCP III, HCP IV, HCP V and HCP VI (collectively, the “HC Entities”) share voting and investment control with respect to shares owned by HCV II, HCV III, HCV IV, HCV V and HCV VI, respectively. Mr. Werner does not own any shares of GenVec’s capital stock in his individual capacity. The address of Healthcare Ventures II, III, IV, V and VI, L.P. is 44 Nassau Street, Princeton, New Jersey 08542. This information is based on a Schedule 13D filed with the SEC on August 23, 2003.

(2)	Rho Capital Partners, Inc. (“Rho”), of which Joshua Ruch is Chairman and Chief Executive Officer, may be deemed the beneficial owner of the shares owned by Rho Management Trust II pursuant to an investment advisory agreement that confers voting and investment control over such shares on Rho.

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

(3)	Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of February 28, 2006 in the following amounts: Thomas H. Fraser, 381,200 shares; Barbara Hackman Franklin, 57,500 shares; Wayne T. Hockmeyer, 75,500 shares; William N. Kelley, 72,500 shares; Zola P. Horovitz, 97,138 shares; Stelios Papadopoulos, 107,078 shares; Joshua Ruch, 107,078 shares; Paul H. Fischer, 565,342 shares; Jeffrey W. Church, 220,935 shares; Thomas A. Davis, 55,505 shares; C. Richter King, 213,539 shares; and directors and officers as a group (12 people) 1,954,059 shares.

Equity Compensation Plan Information
The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2005:

	(a)	(b)	(c)
Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column (a)

Equity compensation plans approved by security holders	4,932,051	$3.02	2,763,920
Equity compensation plans not approved by security holders	—	—	—

Total	4,932,051	$3.02	2,763,920

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

Genvec, Inc.

Date: April 28, 2006	By:	/s/ Paul H. Fischer, Ph.D. Paul H. Fischer, Ph.D
Chief Executive Officer

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

	2005	2004	2003

Net loss – as reported	$(13,992)	$(18,894)	$(21,261)
Deduct: Incremental stock-based employee compensation expense determined under fair value method for all awards	(726)	(713)	(484)

Net loss – pro forma	$(14,718)	$(19,607)	$(21,745)

Basic and diluted loss per share – as reported	$(0.24)	$(0.35)	$(0.65)
Basic and diluted loss per share – pro forma	$(0.25)	$(0.36)	$(0.66)

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
Changes in stock options were as follows:

		Average
	Number of Shares	Exercise
(in thousands, except per share data)	Under Option	Price

Outstanding at December 31, 2002	4,640	$3.18
Assumed from acquisition	1,937	2.84
Granted	209	2.73
Exercised	(914)	1.69
Cancelled	(1,624)	3.63

Outstanding at December 31, 2003	4,248	3.15
Granted	1,105	3.03
Exercised	(289)	1.19
Cancelled	(279)	3.64

Outstanding at December 31, 2004	4,785	$3.20
Granted	1,633	1.91
Exercised	(342)	0.96
Cancelled	(1,235)	3.05

Outstanding at December 31, 2005	4,841	$3.01

As of December 31, 2005 options covering 3,402,086 shares were exercisable at $0.70 to $9.63 per share (weighted average $3.36 per share) and options covering 2,763,920 shares remain available to be granted.

Options outstanding at December 31, 2005 are summarized below:

	Outstanding			Exercisable
		Average	Average		Average
	Shares	Exercise	Remaining	Shares	Exercise
Exercise Price	(thousands)	Price	Life	(thousands)	Price

$0.00 – $1.00	57	$0.72	5.7 years	34	$0.73
$1.01 – $3.00	2,314	2.09	6.8	1,214	2.26
$3.01 – $4.00	1,572	3.28	5.9	1,256	3.29
$4.01 – $5.00	646	4.39	3.3	646	4.39
$5.01 – $10.00	252	6.73	2.4	252	6.73

	4,841	$3.01	5.8 years	3,402	$3.36

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
The price of stock purchased under the purchase plan is 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or the end of the offering period. Employees purchased 98,357 shares, 66,124 shares and 34,939 shares during 2005, 2004 and 2003 at a weighted average purchase price of $1.39, $1.75 and $1.74. The Purchase Plan will terminate on October 18, 2010, unless sooner terminated by the Board of Directors.
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