Form 10-Q
period 2006-03-31
GENVEC INC
filed 2006-05-10
CIK 934473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
As of April 28, 2006, the Registrant had 63,714,726 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

GENVEC, INC.
FORM 10-Q
FORWARD LOOKING STATEMENTS
Any statements in this report and in other statements made by GenVec relating to future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding future revenues and operating expenses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “opportunity,” “plans,” “potential,” “predicts” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. We caution that these forward-looking statements are subject to numerous assumptions, risks and uncertainties that can change over time. Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements include our failure to secure and maintain relationships with collaborators; risks relating to clinical trials; risks relating to the timing and content of future FDA regulatory actions; risks relating to the commercialization, if any, of our proposed product candidates (such as marketing, regulatory, patent, product liability, supply, competitive and other risks); dependence on the efforts of third parties; dependence on intellectual property; and risks that we may lack the financial resources and access to capital to fund our operations. Further information on the factors and risks that could affect our business, financial condition and results of operations, are set forth in our filings with the SEC, which are available at www.sec.gov. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,594	$6,830
Short-term investments	21,396	25,169
Accounts receivable	3,653	4,049
Prepaid expenses and other	961	1,409
Bond sinking fund	445	296

Total current assets	32,049	37,753
Property and equipment, net	3,857	4,147
Other assets	47	1

Total assets	$35,953	$41,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$840	$913
Accounts payable	533	1,180
Accrued clinical trial expenses	449	457
Accrued other expenses	2,431	3,544
Unearned revenue	964	1,182
Other current liabilities	800	—

Total current liabilities	6,017	7,276
Long-term debt, less current portion	2,320	2,351
Other liabilities	774	852

Total liabilities	9,111	10,479

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized in 2006 and 2005; none issued and outstanding in 2006 and 2005	—	—
Common stock, $.001 par value; 100,000 shares authorized; 63,715 and 63,675 shares issued and outstanding at March 31, 2006 and December 31, 2005	64	64
Additional paid-in capital	180,468	181,110
Accumulated other comprehensive loss	(42)	(45)
Deferred compensation costs	—	(121)
Accumulated deficit	(153,648)	(149,586)

Total stockholders’ equity	26,842	31,422

Total liabilities and stockholders’ equity	$35,953	$41,901

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue from strategic alliances and research contracts	$5,923	$4,549

Operating expenses:
Research and development	7,907	5,906
General and administrative	2,367	2,198

Total operating expenses	10,274	8,104

Loss from operations	(4,351)	(3,555)

Other income (expense):
Interest income	327	185
Interest expense	(38)	(88)

Total other income (expense), net	289	97

Net loss	$(4,062)	$(3,458)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale	$3	$(24)
Change in fair value of derivatives used for cash flow hedge	—	69

Other comprehensive income	3	45

Comprehensive loss	$(4,059)	$(3,413)

Basic and diluted net loss per share	$(0.06)	$(0.06)

Shares used in computing basic and diluted net loss per share	63,708	55,636

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,062)	$(3,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	406
Stock-based compensation	270	41
Change in accounts receivable	319	(77)
Change in accounts payable and accrued expenses	(1,768)	(1,159)
Change in unearned revenue	(218)	(647)
Change in other assets and liabilities, net	385	392

Net cash used in operating activities	(4,661)	(4,502)

Cash flows from investing activities:
Purchases of property and equipment	(79)	(67)
Purchases of investment securities	(2,503)	(4,083)
Proceeds from sale and maturity of investment securities	6,250	8,760

Net cash provided by investing activities	3,668	4,610

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	10	—
Principal payments of long-term debt	(253)	(372)

Net cash used in financing activities	(243)	(372)

Decrease in cash and cash equivalents	(1,236)	(264)
Beginning balance of cash and cash equivalents	6,830	5,366

Ending balance of cash and cash equivalents	$5,594	$5,102

Supplemental disclosures of cash flow information:
Interest paid	$52	$72

Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$800	$—

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total
Balance, December 31, 2005	63,675	$64	$181,110	$(121)	$(45)	$(149,586)	$31,422
Comprehensive loss:
Net loss	—	—	—	—	—	(4,062)	(4,062)
Unrealized change in investments, net	—	—	—	—	3	—	3

Total comprehensive loss							(4,059)
Common stock issued under shelf registration, net	—	—	(38)	—	—	—	(38)
Common stock issued under stock incentive plans	40	—	48	—	—	—	48
Deferred financing charge resulting from warrants issued under CEFF	—	—	(800)	—	—	—	(800)
Stock-based compensation	—	—	148	121	—	—	269

Balance, March 31, 2006	63,715	$64	$180,468	$—	$(42)	$(153,648)	$26,842

See notes to condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(1) General
The condensed financial statements included herein have been prepared by GenVec, Inc. (“GenVec” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three-month periods ended March 31, 2006 and March 31, 2005. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
(2) Investments
The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at March 31, 2006 and December 31, 2005, are as follows (in thousands):

	March 31, 2006			December 31, 2005
		Gross			Gross
		unrealized			unrealized
		holding			holding
	Amortized	gains	Fair	Amortized	gains	Fair
	Cost	(losses)	Value	Cost	(losses)	Value
Government and agency notes	$2,251	$(2)	$2,249	$2,254	$(2)	$2,252
Corporate bonds	19,187	(40)	19,147	22,960	(43)	22,917

	$21,438	$(42)	$21,396	$25,214	$(45)	$25,169

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	March 31,	December 31,
	2006	2005
Due within one year	$21,396	$25,169

(3) Employee Stock Benefit Plans
Stock Option Plans
In June 2002, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2002 Incentive Stock Plan (“2002 Plan”) as the replacement of the 1993 Stock Incentive Plan (“1993 Plan”) and 2000 Director Plan (“2000 Plan”). As originally approved by stockholders, under the 2002 Plan, the Company may grant statutory and non-statutory stock options and restricted stock awards for the purchase of newly issued common stock up to an aggregate of 1,000,000 shares, plus any shares remaining or that are subject to awards that expire or terminate under the 1993 Plan and 2000 Plan. Purchases under the 2002 Plan are subject to adjustment in the event of stock splits and other similar events. In June 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2002 Plan in which the total shares available under the 2002 Plan (including shares under the 1993 Plan and 2000 Plan) were increased to 8,680,000.
The maximum number of shares with respect to which stock options and/or restricted shares may be granted to any one participant under the 2002 Plan may not exceed 150,000 shares per calendar year. In addition, during the 2002 Plan’s term no more than 1,250,000 shares may be issued pursuant to the exercise of statutory stock options and no more than 100,000 shares will be issued as shares of restricted stock. Generally, 12.5% of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installment over the next three and one half years. Stock options granted under this plan generally have a contractual term of ten years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at March 31, 2006 expire through 2016.
Options granted under the 1993 Plan include statutory and non-statutory awards, generally permit 25% of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 1993 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Options granted under the 2000 Plan were made to non-employee directors, are generally exercisable as to 25% of the shares underlying the option as of each anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 2000 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at March 31, 2006 expire through 2012.
In August 2003, the Company and Diacrin consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin under its 1990 Stock Option Plan (“1990 Plan) and 1997 Stock Option Plan (“1997 Plan”). Additional grants under these plans subsequent to the merger were prohibited. Each 1990 Plan and 1997 Plan option assumed by the Company continued to have, and be subject to, the same terms and conditions set forth in the Diacrin option or option plan under which the option was granted except as adjusted to reflect, among other things, the merger exchange ratio and recapitalizations, reclassifications, stock dividends, stock splits or other like changes to the Company’s capitalization. As of March 31, 2006, awards outstanding under the 1990 Plan and 1997 Plan were 42,053 shares and 504,629 shares, respectively, of which only 22,938 shares remain unvested. Option holders will receive newly issued shares of the Company’s common stock upon exercise of their option. Both plans are administered by the Compensation Committee and include statutory and non-statutory stock options that are exercisable as to 25% of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1990 Plan and 1997 Plan at March 31, 2006 expire through 2008 and 2013, respectively.
Stock Option Valuation and Expense Information under SFAS No. 123(R)
On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified perspective application method which requires the Company to record compensation cost related to unvested option awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service period of those awards with no charge in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with SFAS No.

123(R) and recognized on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three months ended March 31, 2006, which was allocated as follows:

For the three
months ended
March 31, 2006
(in thousands)
Research and development	$196
General and administrative	74

$270

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 and 2005 was $1.27 and $2.08 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Risk-free interest rate	4.33%	3.50%
Expected dividend yield	0.00%	0.00%
Expected volatility	86.53%	75.00%
Expected life (years)	5.64	4.00
The volatility assumption is based on the 5-year long-term volatility of the Company’s stock price in relationship to its average stock price during the same period. Prior to January 1, 2006, the Company had used an average of its historical stock price volatility and an industry volatility index in accordance with SFAS No. 123 for purposes of its pro forma information.
The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 4.28% to 4.60% and 2.32% to 4.10%, respectively, for the quarters ended March 31, 2006 and 2005.
The dividend yield is based on the assumption that the Company is not expected to declare a dividend over the life of the options.
The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and assumes options will be exercised at the midpoint of the valuation date and the full contractual term of the option.
As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the demographics of current option holders and standard probabilities of employee turnover. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company recorded forfeitures as they occurred in the applicable reporting period. The Company does not record tax related effects on stock-based compensation given the Company’s historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Employee Stock Purchase Plan
In November 2000, the stockholders of the Company approved the 2000 Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to provide a method by which all eligible employees of the Company and its subsidiaries, if any, may acquire an equity interest in the Company through the purchase of up to 350,000 shares of newly issued common stock. Under the Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85% of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Unless otherwise stipulated by the Board, on January 1st of each calendar year, the number of shares available for issuance under the Plan increases by the lesser of 350,000 shares or 2% of the shares of common stock outstanding. No shares were issued under the Plan during the three months ended March 31, 2006 and 2005. As of March 31, 2006, approximately 2,135,000 shares were available for issuance under the Plan.
Stock Options
The status of the plans during the three months ended March 31, 2006 is as follows:

		Weighted
		average
	Number	exercise
	of shares	price
	(in thousands, except exercise price)
Stock options outstanding, December 31, 2005	4,841	$3.01
Granted	1,228	1.73
Exercised	(39)	1.21
Forfeited	(20)	1.77
Expired	(276)	4.36

Stock options outstanding, March 31, 2006	5,734	$2.69

As of March 31, 2006, unrecognized stock-based compensation related to stock options was approximately $3.0 million. This cost is expected to be expensed over a weighted average period of 3.0 years. The aggregate intrinsic value of stock options outstanding, exercisable and exercised as of March 31, 2006 is approximately $15.4 million, $10.6 million and $23,000, respectively. The Company realized proceeds of $48,000 and $0 from options exercised during the quarters ended March 31, 2006 and March 31, 2005, respectively.

The following table summarizes information about the Company’s stock options outstanding at March 31, 2006:

	Outstanding				Exercisable
		Weighted
		average		Weighted		Weighted
		remaining		average		average
Range of exercise	Number	contractual		exercise	Number	exercise
prices	of shares	life		price	of shares	price
	(number of shares in thousands)
$0.00 - $1.00	46	6.8	years	$0.70	34	$0.70
$1.01 - $3.00	3,482	7.3		1.97	1,321	2.24
$3.01 - $4.00	1,425	6.3		3.28	1,159	3.29
$4.01 - $5.00	598	3.3		4.41	598	4.41
$5.01 - $10.00	183	3.0		6.57	183	6.57

	5,734	6.5	years	$2.69	3,295	$3.23

Pro Forma Information under SFAS No. 123
Pro forma information regarding the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for the three months ended and March 31, 2005 is as follows:

For the Three
Months Ended
March 31, 2005
(in thousands, except per share amounts)
Net loss excluding stock-based compensation	$(3,458)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(278)
Deduct: Total stock-based employee compensation expense included in reported net loss	30

Pro forma net income (loss)	$(3,706)

Net income (loss) per share:
Basic and diluted — as reported	$(0.06)

Basic and diluted — pro forma	$(0.07)

(4) Common Stock
On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price of $2.67. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The Company has classified the warrant as a current liability for deferred financing costs recorded at a fair value of $800,000 as determined under a Black-Scholes warrant pricing model assuming a 5.5 year life for the warrant, a 4.7% risk-free interest rate, an 86.5% expected volatility and no dividend yield. Subsequent changes in fair value are expected to recorded against operations in the reporting period in which they occur. Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88% and 92% of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is equal to the lesser of 1.75% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $1.25, or 75% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. In accordance with the CEFF, the Company filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant. The registration statement was declared effective May 5, 2006. The Company is obligated to use commercially reasonable efforts to maintain the effectiveness of the registration statement and, should the Company fail to do so under certain conditions, may be required to pay certain fees. The Company is obligated to sell a minimum of $2.0 million of common stock available under the CEFF within a two-year period; if not, Kingsbridge may terminate the agreement.
(5) Earnings Per Share
The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2006, approximately 3.3 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive. For the three months ended March 31, 2005, approximately 3.6 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.
(6) Subsequent Event
On May 9, 2006, the Company announced, in agreement with its collaborator Cordis Corporation (“Cordis”), the curtailment of enrollment of patients in the Phase II trial of BIOBYPASS for the treatment of severe coronary artery disease. The decision to curtail enrollment was based on the Company’s decision to re-align its portfolio of clinical-stage trials to focus resources on the clinical development of TNFerade, our lead product candidate. Patients currently enrolled in the Phase II BIOBYPASS study will complete follow up under the study protocol, and data will be collected and analyzed in accordance with the research agreement between GenVec and Cordis. Under the terms of the research agreement, fifty percent of clinical costs incurred by GenVec to conduct the trial are eligible for reimbursement by Cordis, up to a total of $1.5 million. From study inception in January 2004 through March 2006, GenVec has utilized approximately $800,000 of the funding available under the collaboration; the balance of funds (i.e., approximately $700,000) will be available to cover eligible costs incurred to conclude the trial. The decision to curtail enrollment of patients in the BIOBYPASS study will not result in any charges to GenVec’s operating results. GenVec will retain development rights to BIOBYPASS and will explore alternative commercialization strategies as data and circumstances warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STRATEGIC AND CLINICAL OVERVIEW
GenVec is an emerging late stage biopharmaceutical company focused on the development and commercialization of TNFerade™ for the treatment of cancer. TNFerade is the Company’s lead product candidate and the Company recently began a Phase II/III pivotal trial for the use of TNFerade to treat locally advanced, unresectable pancreatic cancer. TNFerade is also in Phase II trials for rectal cancer and metastatic melanoma. Based on the expansion of the pancreatic trial from a Phase II trial into a Phase II/III pivotal study, the initiation of the metastatic melanoma Phase II study, as well as data accumulated from previously completed TNFerade clinical studies, the Company recently decided to re-align its portfolio of clinical-stage trials to focus resources on TNFerade indications currently under clinical investigation. As a result of the Company’s decision to focus resources on the clinical development of TNFerade, the Company announced on May 9, 2006, in agreement with its collaborator Cordis, the curtailment of enrollment in the Phase II BIOBYPASS trial. The Company will retain development rights to BIOBYPASS and will explore alternative commercialization strategies as data and circumstances warrant. With an increased focus of resources on TNFerade, the Company aims to optimize the development timeline for the TNFerade indications currently under clinical investigation.
The Company believes that the core adenovector technology used for TNFerade (i.e., gene delivery, gene expression and scalable cGMP manufacturing) has broad application. In addition to our internally funded therapeutic programs, our core technology is being used in multiple funded collaborations, including one for a second-generation oncology product and three for the development of preventative vaccines against infectious diseases. The key advantage of our core adenovector technology is that it can efficiently produce therapeutic proteins at the site of disease. In therapeutic applications, the adenovector carries a gene to the target tissue, where production of the therapeutic protein is stimulated. The adenovector is then eliminated by the body. This approach allows the therapeutic protein to be produced where it is needed and limits the unwanted exposure to normal tissues. This same technology can also be used to produce vaccines, where the adenovectors can be used to stimulate an immune response against infectious disease proteins.
As a clinical stage biopharmaceutical company, our business and our ability to realize our corporate goals and execute our strategy are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A, Risk Factors, of the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The description of our business in this Form 10-Q should be read in conjunction with the information regarding those risks.
Therapeutic Programs
TNFerade, the Company’s lead product candidate, is a novel approach to treating cancer in combination with standard radiation and/or chemotherapy. It delivers the tumor necrosis factor-alpha (“TNF-alpha”) gene directly into tumors to stimulate the production of TNF-alpha, a potent anti-cancer protein.
•	Pancreatic Cancer is currently the lead indication for TNFerade. Based on data from our Phase I and Phase II studies in locally advanced, unresectable pancreatic cancer, we are enrolling patients for a targeted 330-patient randomized, controlled Phase II/III pivotal trial designed to assess safety and efficacy potential. For this trial, the primary endpoint is overall survival at 12 months. According to the American Cancer Society, approximately 32,000 new cases of pancreatic cancer will be diagnosed this year in the United States, and nearly all of these patients die of their disease.

•	Rectal Cancer – TNFerade is being evaluated in a Phase II trial in rectal cancer to assess its ability to improve tumor responses in conjunction with standard chemoradiation. One objective of this study is to achieve better surgical outcomes in these patients, such as avoidance of colostomy. Approximately 40,000 new cases of rectal cancer will be diagnosed in the United States this year.

•	Metastatic Melanoma – Based on our Phase I study, we have moved TNFerade into a proof-of-concept Phase II study in metastatic melanoma. In this study, patients will receive TNFerade in combination with radiation therapy. Approximately 60,000 new cases of melanoma will be diagnosed in the United States this year.
Vaccines Program
In addition to our internal product development progress, we are working with multiple collaborators and customers to develop new applications for our technology, such as preventative vaccines to treat HIV, malaria and other infectious diseases.
•	Global HIV Vaccine – In collaboration with the Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Diseases (NIAID), National Institutes of Health, we are providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The NIAID is now conducting multiple clinical trials involving this vaccine candidate, including an international 480-patient Phase II study. This $50 million multi-year collaboration is being conducted under a subcontract issued and managed by SAIC-Frederick, Inc. GenVec is currently manufacturing late-stage clinical supplies for a proof-of-concept efficacy trial (greater than 10,000 individuals) to be conducted and funded by NIAID and expected to commence in 2007.

•	Malaria – In collaboration with the Naval Medical Research Center (NMRC) and the Malaria Vaccine Initiative, GenVec is generating vaccine candidates for the prevention of malaria. There are currently 300 million to 500 million cases of malaria in the world each year resulting in 1.5 to 3 million deaths, mostly among children. GenVec has produced clinical supplies of a vaccine candidate for Phase I testing of this vaccine candidate, to be conducted and funded by the NMRC.

•	Foot and Mouth Disease – In a collaboration with the Agricultural Research Service of the United States Department of Agriculture funded by an inter-agency agreement with the Department of Homeland Security, GenVec is developing vaccine and anti-viral candidates for the prevention and containment of foot and mouth disease outbreaks in the United States. Initial testing showed that cattle challenged with foot and mouth disease did not develop symptoms.

•	Seasonal and pandemic influenza – GenVec recently expanded its collaboration with the VRC to supply potential vaccine candidates for seasonal and pandemic flu.
Other Programs
•	AdPEDF is being developed for patients with wet age-related macular degeneration (AMD), the leading cause of blindness in people over the age of 50. We have completed a dose-escalation Phase I clinical trial of AdPEDF in patients with severe AMD. Data from this trial demonstrated that AdPEDF was generally well tolerated and showed evidence of a halt in disease progression for six to twelve months after a single intravitreal injection of AdPEDF. In February 2005, we expanded the Phase I clinical testing of AdPEDF in AMD patients with less severe disease and on March 7, 2006, we announced the completion of enrollment of this 20-patient trial.

•	BIOBYPASS® - the Company has completed a randomized, controlled Phase II study in 71 patients with severe heart disease who had no treatment options. In November 2002, we reported that patients in this study treated with BIOBYPASS showed a greater ability to exercise, less chest pain, less medication for angina pain and an improved quality of life when compared to patients who received the standard of care. In the fourth quarter of 2004, the Company initiated a randomized, placebo-controlled Phase II trial in patients with severe coronary disease using the NOGASTAR mapping and MYOSTAR injection catheter system provided by Cordis in collaboration with GenVec. As a result of the Company’s decision to focus more resources on the clinical development of TNFerade, enrollment in the Phase II BIOBYPASS study was recently curtailed in agreement with Cordis. Existing patients will complete follow up under the study protocol, and data will be collected and analyzed in accordance with the research agreement between GenVec and Cordis. The Company will retain development rights to BIOBYPASS and will explore alternative commercialization strategies as data and circumstances warrant.

Summary of Ongoing Clinical Studies

			# OF
PRODUCT	DISEASE		TARGETED
CANDIDATE	INDICATION	DEVELOPMENT STAGE	PATIENTS
TNFerade	Pancreatic Cancer	Phase II/III - Randomized, Controlled	330
	Melanoma	Phase II – Proof of Concept	29
	Rectal Cancer	Phase II – Dose Escalation	10

AdPEDF	Wet Age-Related	Phase I – Dose Comparison, wet AMD	20
	Macular Degeneration	(patient enrollment complete, follow-up
	(AMD)	ongoing)

BIOBYPASS	Coronary Artery Disease	Phase II – Randomized, Placebo Controlled	20
		(patient enrollment curtailed, follow up
		ongoing)
FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
Results of Operations
GenVec’s net loss was $4.1 million or ($0.06) per share on revenues of $5.9 million for the quarter ended March 31, 2006. This compares to a net loss of $3.5 million or ($0.06) per share on revenues of $4.5 million in the same period in the prior year. Included in our net loss for the first three months of 2006 was incremental stock-based compensation of $270,000 related to the implementation of SFAS 123(R). GenVec ended the first quarter of 2006 with $27.0 million in cash and investments.
Revenue
Revenues for the three months ended March 31, 2006 were $5.9 million, an increase of 31 percent when compared to revenues of $4.5 million in the comparable prior period.
Revenues for the current period were primarily derived from the Company’s funded research and development programs with the National Institutes of Health (NIH), the U.S. Department of Agriculture (USDA), PATH’s Malaria Vaccine Initiative (MVI) and the U.S. Department of Defense (DOD), all of which use GenVec’s proprietary adenovector technology for the development of either clinical grade vaccine candidates against HIV and malaria or vaccines against foot-and-mouth disease for livestock. Revenues also include additional funding for work initiated under the recently announced $300,000 expansion of our NIH program for the preliminary development of an influenza vaccine. The additional funding will support continued joint efforts of NIH and GenVec to develop HIV and influenza vaccine candidates, including utilization of GenVec’s proprietary and advanced scaleable production process for manufacturing clinical grade HIV vaccine for future NIH trials. Our HIV and influenza vaccine development program with NIH now totals up to $50 million and extends through 2008.
The Company also generated revenue from an expanded collaboration with Fuso Pharmaceutical Industries for the development of a targeted cancer therapy.

Expenses
Operating expenses were $10.3 million for the three months ended March 31, 2006, an increase of 27 percent compared to $8.1 million in the comparable prior year period. Research and development expenses for the current quarter increased 34% to $7.9 million as compared to $5.9 million for the comparable prior year period. The increase is primarily due to higher clinical costs related to our TNFerade clinical trials, increased levels of vaccine development activities under the Company’s funded contracts and approximately $196,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R).
General and administrative expenses for the three months ended March 31, 2006 increased 9% to $2.4 million as compared to $2.2 million for the comparable prior year period. General and administrative expenses were higher in 2006 primarily due to increased recruiting fees and approximately $74,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R).
Other Income and Expenses
Net other income for the three-month period ended March 31, 2006 was $289,000, compared to $97,000 in the comparable period last year. Interest income for the three-month period ended March 31, 2006 was $327,000 compared to $185,000 in the comparable prior year period. The increase in interest income was primarily due to higher yields earned on investment balances. Interest expense for the three-month period ended March 31, 2006 was $38,000 compared to $88,000 in the comparable prior year period. This decrease was primarily due to continued debt repayment and a $30,000 favorable decrease in the market value of our interest rate swap agreement, also recorded against interest expense.
Liquidity and Capital Resources
At March 31, 2006, cash and investments totaled $27.0 million compared to $32.0 million at December 31, 2005. This $5.0 million decrease resulted primarily from the use of cash for general operating activities totaling $4.7 million and repayment of $253,000 of outstanding debt obligations.
Net cash used in operating activities for the three months ended March 31, 2006 was approximately $4.7 million primarily resulting from continued clinical development of the Company’s product portfolio. Net cash used in operating activities for the three months ended March 31, 2006 also reflects the impact of the timing of payments for certain budgeted expenditures in the first quarter of 2006 such as the performance-based employee bonuses for 2005.
We expect that significant additional financing will be required as we move our product candidates through clinical development, including the recent decision to advance TNFerade into a Phase II/III trial for pancreatic cancer. On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase, at our option, up to a total of $30.0 million of the Company’s common stock over a three-year period. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. Net proceeds from sale of common stock under the CEFF will help defray some of the incremental costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price $2.67. A description of the CEFF, including the pricing formula for the sale of common stock, appears in Note 4 to our financial statements.
We believe that our existing cash reserves, anticipated cash flow from current collaborations and funds from the CEFF will be sufficient to support our operations for approximately 2 years. Without new collaborations, government grants or contracts, or additional equity financing, we would use approximately $20 — $24 million in cash over the next twelve months, including approximately $1.5 million for capital expenditures and $2.4 million in contractual obligations under existing debt and lease instruments.
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

Critical Accounting Policies
Stock-Based Compensation Expense
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).
SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation costs for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 consisted of stock-based compensation expense related to employee stock options of approximately $270,000. Under APB 25, $41,000 in compensation expense related to employee stock options was recognized during the three months ended March 31, 2005.
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed statement of operations for the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company recorded forfeitures as they occurred in the applicable reporting period.
For the adoption of SFAS No. 123(R), the Company has utilized third party analyses to assist in developing the assumptions used in its Black-Scholes model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected period stock options are held prior to exercise. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the three months ended March 31, 2006 would have resulted in an approximately $4,000 increase in the total estimated stock-based compensation for these options.

Recently Issued Accounting Pronouncements
In November 2005, the FASB issued a FASB Staff Position (FSP) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.
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
As of March 31, 2006, we have an outstanding bond payable totaling $2.6 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2006, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of March 31, 2006.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of GenVec’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
As described above, effective as of May 9, 2006, the Company and Cordis have agreed to curtail patient enrollment in the Phase II BIOBYPASS trial. Existing patients will continue to be monitored for the collection and analysis of data in accordance with the research agreement governing the collaboration. Cordis will reimburse the Company for approximately 50 percent of the future clinical costs subject to a maximum reimbursement of $1.5 million. The research agreement will terminate in accordance with its terms on December 22, 2006 or three months following the submission of the final report, which is currently expected to be completed in 2007.
ITEM 6. EXHIBITS
4.1	Registration Rights Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company (incorporated by reference from Exhibit 4.4 to the Annual Report on Form 10-K for the Year Ended December 31, 2005).

4.2	Form of Warrant, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company (incorporated by referenced from Exhibit 4.5 to the Annual Report on Form 10-K for the Year Ended December 31, 2005).

10.1	Common Stock Purchase Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Registrant (incorporated by referenced from Exhibit 10.28 to the Annual Report on Form 10-K for the Year Ended December 31, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
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

GENVEC, INC.
(Registrant)
Date: May 9, 2006	By:	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)