Form 10-Q/A
period 2006-03-31
GENVEC INC
filed 2006-05-19
CIK 934473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

GENVEC, INC.
FORM 10-Q
Explanatory Note
This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q is being filed to correct certain financial information included in Note 3 of Part I, Item 1. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the foregoing item is hereby amended and restated in its entirety.

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

As of March 31, 2006, unrecognized stock-based compensation related to stock options was approximately $3.0 million. This cost is expected to be expensed over a weighted average period of 3.0 years. The aggregate intrinsic value of stock options outstanding, exercisable and exercised as of March 31, 2006 is approximately $0.0 million, $0.0 million and $23,000, respectively. The Company realized proceeds of $48,000 and $0 from options exercised during the quarters ended March 31, 2006 and March 31, 2005, respectively.

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

PART II. OTHER INFORMATION
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

GENVEC, INC.
(Registrant)
Date: May 19, 2006	By:	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)