Form 10-Q
period 2006-08-09
GENVEC INC
filed 2006-08-09
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006
or

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of July 31, 2006, the Registrant had 63,782,182 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
Condensed Statements of Stockholders’ Equity and Comprehensive Loss
Notes to Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,773	$6,830
Short-term investments	18,385	25,169
Accounts receivable	2,727	4,049
Prepaid expenses and other	820	1,409
Bond sinking fund	595	296
Total current assets	29,300	37,753
Property and equipment, net	3,505	4,147
Other assets	44	1
Total assets	$32,849	$41,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$791	$913
Accounts payable	1,366	1,180
Accrued clinical trial expenses	547	457
Accrued other expenses	2,727	3,544
Unearned revenue	1,260	1,182
Total current liabilities	6,691	7,276
Long-term debt, less current portion	2,288	2,351
Other liabilities	712	852
Total liabilities	9,691	10,479

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2006 and
2005; none issued and outstanding in 2006 and 2005	-	-
Common stock, $.001 par value; 100,000 shares authorized; 63,782 and
63,675 shares issued and outstanding at June 30, 2006 and December 31, 2005	64	64
Additional paid-in capital	180,865	181,110
Accumulated other comprehensive loss	(21)	(45)
Deferred compensation costs	-	(121)
Accumulated deficit	(157,750)	(149,586)
Total stockholders' equity	23,158	31,422
Total liabilities and stockholders' equity	$32,849	$41,901

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue from strategic alliances and research contracts	$5,159	$7,348	$11,082	$11,897

Operating expenses:
Research and development	7,132	8,205	15,039	14,111
General and administrative	2,739	2,204	5,106	4,403
Total operating expenses	9,871	10,409	20,145	18,514

Loss from operations	(4,712)	(3,061)	(9,063)	(6,617)

Other income (expense):
Interest income	660	193	987	379
Interest expense	(50)	(88)	(88)	(176)
Total other income, net	610	105	899	203

Net loss	$(4,102)	$(2,956)	$(8,164)	$(6,414)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale	$21	$20	$24	$(4)
Change in fair value of derivatives used for cash flow hedge	-	(2)	-	67

Other comprehensive income	21	18	24	63

Comprehensive loss	$(4,081)	$(2,938)	$(8,140)	$(6,351)

Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.13)	$(0.12)

Shares used in computing basic and diluted net loss per share	63,719	55,683	63,712	55,659

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,164)	$(6,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805	1,111
Stock-based compensation	583	201
Change in fair value of warrant	(345)	-
Change in accounts receivable	1,289	(2,338)
Change in accounts payable and accrued expenses	(995)	189
Change in unearned revenue	78	(184)
Change in other assets and liabilities, net	408	538
Net cash used in operating activities	(6,341)	(6,897)

Cash flows from investing activities:
Purchases of property and equipment	(79)	(243)
Purchases of investment securities	(7,995)	(10,593)
Proceeds from sale and maturity of investment securities	14,750	16,060
Net cash provided by investing activities	6,676	5,224

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	93	136
Principal payments of long-term debt	(485)	(684)
Net cash used in financing activities	(392)	(548)

Decrease in cash and cash equivalents	(57)	(2,221)
Beginning balance of cash and cash equivalents	6,830	5,366

Ending balance of cash and cash equivalents	$6,773	$3,145

Supplemental disclosures of cash flow information:
Interest paid	$111	$143

Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$455	$-

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

					Accumulated
				Additional	Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	(Loss )	Deficit	Total

Balance, December 31, 2005	63,675	$64	$181,110	$(121)	$(45)	$(149,586)	$31,422
Comprehensive loss:
Net loss	-	-	-	-	-	(8,164)	(8,164)
Unrealized gain in
investments, net	-	-	-	-	24	-	24
Total comprehensive loss							(8,140)
Common stock issued under
shelf registration, net	-	-	(37)	-	-	-	(37)
Common stock issued under
stock benefit plans	107	-	130	-	-	-	130
Deferred financing charge
resulting from warrant
issued under CEFF	-	-	(800)	-	-	-	(800)
Deferred compensation charge
resulting from adoption of
FAS123(R)	-	-	-	121	-	-	121
Stock-based compensation	-	-	462	-	-	-	462
Balance, June 30, 2006	63,782	$64	$180,865	$-	$(21)	$(157,750)	$23,158

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2006 and June 30, 2005. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(2)	Investments

The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at June 30, 2006 and December 31, 2005, are as follows (in thousands):

	June 30, 2006			December 31, 2005
		Gross			Gross
		unrealized			unrealized
		holding			holding
	Amortized	gains	Fair	Amortized	gains	Fair
	Cost	(losses )	Value	Cost	(losses )	Value

Government and
agency notes	$-	$-	$-	$2,254	$(2)	$2,252
Corporate bonds	18,406	(21)	18,385	22,960	(43)	22,917

	$18,406	$(21)	$18,385	$25,214	$(45)	$25,169

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	June 30,	December 31,
	2006	2005

Due within one year	$18,385	$25,169

(3)	Stock Benefit Plans

Stock Option Plans

In June 2002, at the Company’s Annual Meeting, the stockholders of the Company approved the 2002 Incentive Stock Plan (“2002 Plan”) as the replacement for the 1993 Stock Incentive Plan (“1993 Plan”) and 2000 Director Plan (“2000 Plan”). As originally approved by stockholders, under the 2002 Plan, the Company may grant statutory and non-statutory stock options and restricted stock awards for the purchase of newly issued common stock up to an aggregate of 1,000,000 shares, plus any shares remaining or that are subject to awards that expire or terminate under the 1993 Plan and 2000 Plan. Purchases under the 2002 Plan are subject to adjustment in the event of stock splits and other similar events. In June 2005, at the Company’s Annual Meeting, the stockholders of the Company approved an amendment to the 2002 Plan in which the total shares available under the 2002 Plan (including shares under the 1993 Plan and 2000 Plan) were increased to 8,680,000. In June 2006, at the Company’s Annual Meeting, the stockholders of the Company approved an amendment to the 2002 Plan in which the maximum number of shares with respect to which stock options and/or restricted shares may be granted to any one participant may not exceed 1,000,000 shares per calendar year and no more than 500,000 shares may be issued as shares of restricted stock per calendar year. Generally, 12.5% of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next three and one-half years. Stock options granted under this plan generally have a contractual term of ten years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at June 30, 2006 expire through 2016.

Options granted under the 1993 Plan include statutory and non-statutory awards, generally permit 25% of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 1993 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Options granted under the 2000 Plan were made to non-employee directors, are generally exercisable as to 25% of the shares underlying the option as of each anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 2000 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at June 30, 2006 expire through 2012.

In August 2003, the Company and Diacrin consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin under its 1990 Stock Option Plan (“1990 Plan) and 1997 Stock Option Plan (“1997 Plan”). Additional grants under these plans subsequent to the merger were prohibited. Each option under the1990 Plan and the 1997 Plan assumed by the Company continued to have, and be subject to, the same terms and conditions set forth in the Diacrin option or option plan under which the option was granted except as adjusted to reflect, among other things, the merger exchange ratio and any future changes to the Company’s capitalization. As of June 30, 2006, awards outstanding under the 1990 Plan and 1997 Plan were 42,053 shares and 504,629 shares, respectively, of which 11,469 shares remain unvested. Option holders will receive newly issued shares of the Company’s common stock upon exercise of their options. Both plans are administered by the Compensation Committee and include statutory and non-statutory stock options that are exercisable as to 25% of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1990 Plan and 1997 Plan at June 30, 2006 expire through 2008 and 2013, respectively.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified perspective application method which requires the Company to record compensation cost related to unvested option awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service period of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with SFAS No. 123(R) and compensation expense is recognized on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three-month and six-month periods ended June 30, 2006, which was allocated as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
	(in thousands)	(in thousands)

Research and development	$221	$417
General and administrative	92	166
	$313	$583

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2006 and 2005 was $1.28 and $1.08 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005

Risk-free interest rate	4.57%	3.50%
Expected dividend yield	0.00%	0.00%
Expected volatility	86.53%	75.00%
Expected life (years)	5.64	4.00

The volatility assumption is based on the 5-year long-term volatility of the Company’s stock price in relationship to its average stock price during the same period. Prior to January 1, 2006, the Company had used an average of its historical stock price volatility and an industry volatility index in accordance with SFAS No. 123 for purposes of its pro forma information.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 4.28% to 5.22% and 3.46% to 4.10%, respectively, for the six months ended June 30, 2006 and 2005.

The dividend yield is based on the assumption that the Company is not expected to declare a dividend over the life of the options.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and assumes options will be exercised at the midpoint of the valuation date and the full contractual term of the option.

As stock-based compensation expense recognized in the condensed statement of operations for the three-month and six-month periods ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the demographics of current option holders and standard probabilities of employee turnover. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company recorded forfeitures as they occurred in the applicable reporting period. The Company does not record tax related effects on stock-based compensation given the Company’s historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Employee Stock Purchase Plan

In November 2000, the stockholders of the Company approved the 2000 Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to provide a method by which all eligible employees of the Company and its subsidiaries, if any, may acquire an equity interest in the Company through the purchase of up to 350,000 shares of newly issued common stock. In June 2006, the Board approved a resolution effectively fixing the number of shares available for issuance under the Plan. Under the Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85% of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. There were 62,769 and 51,987 shares of common stock issued under the Plan during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, 2,072,622 shares were available for issuance under the Plan. The Company realized proceeds of $75,000 and $72,000 from shares acquired under the Plan during the six months ended June 30, 2006 and 2005, respectively.

Stock Options

The status of the plans during the six months ended June 30, 2006 is as follows:

	Number	Weighted average
	of shares	exercise price
	(in thousands)

Stock options outstanding, December 31, 2005	4,841	$ 3.01
Granted	1,430	1.75
Exercised	(44)	1.27
Forfeited	(233)	1.92
Expired	(275)	4.36
Stock options outstanding, June 30, 2006	5,719	$ 2.69

As of June 30, 2006, unrecognized stock-based compensation related to stock options was approximately $3.0 million. This cost is expected to be expensed over a weighted average period of 3.2 years. The aggregate intrinsic value of stock options outstanding, exercisable and exercised as of June 30, 2006 is approximately $0.0 million, $0.0 million and $24,000, respectively. The Company realized proceeds of $55,000 and $63,000 from options exercised during the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes information about the Company’s stock options outstanding at June 30, 2006:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life	price	of shares	price
	(number of shares in thousands)

$0.00 - $1.00	45	6.5	$0.70	34	$0.70
$1.01 - $3.00	3,477	7.4	1.97	1,460	2.20
$3.01 - $4.00	1,416	5.8	3.28	1,209	3.29
$4.01 - $5.00	598	3.0	4.41	598	4.41
$5.01 - $10.00	183	2.8	6.57	183	6.57
	5,719	6.4 years	$2.69	3,484	$3.17

Pro Forma Information under SFAS No. 123

Pro forma information regarding the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for the six months ended June 30, 2005 is as follows:
For the Six Months
Ended June 30, 2005
(in thousands, except per share amounts)

Net loss	$(6,414)
Add: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(535)
Deduct: Total stock-based employee
compensation expense included in reported net loss	69
Pro forma net income (loss)	$(6,880)

Net income (loss) per share:
Basic and diluted - as reported	$(0.12)

Basic and diluted - pro forma	$(0.12)

(4)	Committed Equity Financing Facility (CEFF)

On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price of $2.67 per share (the “Kingsbridge warrant”). The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The Company has classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes warrant pricing model. Assuming a 5.25 year remaining life for the warrant, a 5.1% risk-free interest rate, an 86.5% expected volatility and no dividend yield, the fair value of warrant liability as of June 30, 2006 was $454,000, a decline of $345,000 compared to the prior quarter. Changes in fair value are recorded against operations in the reporting period in which they occur; decreases in fair value are recorded as interest income and increases in fair value are recorded as interest expense. Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88% and 92% of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period, subject to a minimum purchase price of $1.25. The Company is obligated to use commercially reasonable efforts to maintain the effectiveness of the applicable registration statement and, should the Company fail to do so under certain conditions, may be required to pay certain fees. The Company is obligated to sell a minimum of $2.0 million of common stock available under the CEFF within a two-year period; if not, Kingsbridge may terminate the agreement. To date, the Company has not drawn on the CEFF and will only be eligible to do so if the VWAP of the Company’s stock equals or exceeds the minimum purchase price of $1.25 per share.

(5)	Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the six months ended June 30, 2006, approximately 3.5 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive. For the six months ended June 30, 2005, approximately 3.5 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec is a biopharmaceutical company focused on the development and commercialization of TNFerade™, its lead product candidate, for the treatment of cancer and vaccines for the treatment of infectious diseases. The Company recently began a Phase II/III pivotal trial evaluating the use of TNFerade in combination with front-line therapy for the treatment of locally advanced, unresectable pancreatic cancer. TNFerade is also in Phase II trials for rectal cancer and metastatic melanoma. Based on the scope of the TNFerade clinical program, the Company announced in March 2006 its decision to focus resources on TNFerade development. As a result, the Company announced in May 2006, in agreement with its collaborator Cordis, to curtail enrollment in the Phase II BIOBYPASS trial. The Company will retain development rights to BIOBYPASS and will explore alternative commercialization strategies as data and circumstances warrant.

The Company believes that the core adenovector technology used for TNFerade (i.e., gene delivery, gene expression and scalable cGMP manufacturing) has broad application. In addition to our internally funded therapeutic programs, our core technology is being used in multiple, funded collaborations, including one for a second-generation oncology product and four for the development of preventative vaccines against infectious diseases. The key advantage of our core adenovector technology platform is that it can efficiently stimulate the production of proteins where they are needed in the body. In therapeutic applications, the adenovector carries a gene to the target tissue, where production of the therapeutic protein is stimulated. The adenovector is then eliminated by the body. This approach allows the therapeutic protein to be produced where it is needed and limits the unwanted exposure to normal tissues. This same technology can also be used to produce vaccines, where the adenovectors are engineered to deliver a foreign antigen to stimulate an immune response against infectious diseases.

As a clinical stage biopharmaceutical company, our business and our ability to realize our corporate goals and execute our strategy are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A, Risk Factors, of the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Refer also to “Liquidity and Capital Resources” in this section for further discussion of risks regarding the Company’s ability to finance the execution of its strategy. The description of our business in this Form 10-Q should be read in conjunction with the information regarding these risks.

Therapeutic Programs

TNFerade, the Company’s lead product candidate, is a novel approach to treating cancer in combination with standard front-line therapy (radiation and/or chemotherapy). TNFerade delivers the tumor necrosis factor-alpha (“TNF-alpha”) gene directly into tumors to stimulate the production of TNF-alpha, a potent anti-cancer protein.

•
Pancreatic Cancer is currently the lead indication for TNFerade. Based on data from our Phase I and Phase II data in locally advanced, unresectable pancreatic cancer, we are enrolling patients for a targeted 330-patient randomized, controlled Phase II/III pivotal trial designed to assess safety and efficacy potential. The primary endpoint for this trial is overall survival at 12 months compared to standard of care. According to the American Cancer Society, approximately 32,000 new cases of pancreatic cancer will be diagnosed this year in the United States, and nearly all of these patients die of their disease.

•
Rectal Cancer - TNFerade is being evaluated in a Phase II trial in rectal cancer to assess its ability to improve tumor responses in conjunction with standard chemoradiation. One objective of this study is to achieve better therapeutic outcomes in these patients, such as complete pathological response of the tumor. This could lead to fewer patients needing colostomies and reduced recurrence of the tumor. Approximately 40,000 new cases of rectal cancer will be diagnosed in the United States this year.

•
Metastatic Melanoma - Based on our Phase I data, we have moved TNFerade into a proof-of-concept Phase II study in metastatic melanoma. In this study, patients will receive TNFerade in combination with radiation therapy. Approximately 60,000 new cases of melanoma will be diagnosed in the United States this year.

Vaccines Program

In addition to our internal product development progress, we are working with multiple collaborators and customers to develop new applications for our technology, such as preventative vaccines to treat HIV, malaria and other infectious diseases.

•
Global HIV Vaccine - In collaboration with the Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Diseases (NIAID), National Institutes of Health, we are providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The NIAID is now conducting multiple clinical trials involving this vaccine candidate, including an international 480-patient Phase II study. This $50 million multi-year collaboration is being conducted under a subcontract issued and managed by SAIC-Frederick, Inc. GenVec is currently manufacturing late-stage clinical supplies for a proof-of-concept efficacy trial (greater than 10,000 individuals) to be conducted and funded by NIAID and expected to commence in 2007.

•
Malaria - In collaboration with the Naval Medical Research Center (NMRC) and the Malaria Vaccine Initiative, GenVec is generating vaccine candidates for the prevention of malaria. There are currently 300 million to 500 million cases of malaria in the world each year resulting in 1.5 to 3 million deaths, mostly among children. GenVec has produced clinical supplies of a vaccine candidate for Phase I testing of this vaccine candidate, to be conducted and funded by the NMRC.

•
Foot and Mouth Disease - In a collaboration with the Agricultural Research Service of the United States Department of Agriculture funded by an inter-agency agreement with the Department of Homeland Security, GenVec is developing vaccine and anti-viral candidates for the prevention and containment of foot and mouth disease outbreaks in the United States. Initial testing showed that cattle challenged with foot and mouth disease did not develop symptoms.

•	Seasonal and Pandemic Influenza - GenVec recently expanded its collaboration with the VRC to supply potential vaccine candidates for seasonal and pandemic flu.

Other Programs

•
AdPEDF is being developed for patients with wet age-related macular degeneration (AMD), the leading cause of blindness in people over the age of 50.  We have completed a dose-escalation Phase I clinical trial of AdPEDF in patients with severe AMD.  Data from this trial demonstrated that AdPEDF was generally well tolerated and showed evidence of a halt in disease progression for six to twelve months after a single intravitreal injection of AdPEDF.  In February 2005, we expanded the Phase I clinical testing of AdPEDF in AMD patients with less severe disease and on March 7, 2006, we announced the completion of enrollment of this 22-patient trial. Follow up in that study is ongoing.

•
BIOBYPASS® - As a result of the Company’s decision to focus more resources on the clinical development of TNFerade, enrollment in the Phase II BIOBYPASS study was curtailed in May 2006 in agreement with Cordis. Existing patients will complete follow up under the study protocol, and data will be collected and analyzed in accordance with the research agreement between GenVec and Cordis. The Company will retain development rights to BIOBYPASS and will explore alternative commercialization strategies as data and circumstances warrant.

Summary of Ongoing Clinical Studies

PRODUCT CANDIDATE	DISEASE INDICATION	DEVELOPMENT STAGE	# OF TARGETED PATIENTS
TNFerade	Pancreatic Cancer	Phase II/III - Randomized, Controlled	330
TNFerade	Melanoma	Phase II - Proof of Concept	29
TNFerade	Rectal Cancer	Phase II - Dose Escalation	10
AdPEDF	Wet Age-Related Macular Degeneration (AMD)	Phase I - Dose Comparison, wet AMD (patient enrollment complete, follow-up ongoing)	22
BIOBYPASS	Coronary Artery Disease	Phase II - Randomized, PlaceboControlled (patient enrollment curtailed, follow up ongoing)	20

FINANCIAL OVERVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Results of Operations

GenVec’s net loss was $4.1 million or ($0.06) per share on revenues of $5.2 million for the quarter ended June 30, 2006. This compares to a net loss of $3.0 million or ($0.05) per share on revenues of $7.3 million in the same period in the prior year. GenVec’s net loss was $8.2 million or ($0.13) per share on revenues of $11.1 million for the six months ended June 30, 2006. This compares to a net loss of $6.4 million or ($0.12) per share on revenues of $11.9 million in the same period in the prior year. Included in our net loss for the first six months of 2006 was incremental stock-based compensation of $583,000 related to the implementation of SFAS 123(R). GenVec ended the second quarter of 2006 with $25.2 million in cash and investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2006 were $5.2 million and $11.1 million, respectively, a decrease of 29 percent and 7 percent when compared to revenues of $7.3 million and $11.9 million in the comparable prior year periods.

Revenues for the current period were primarily derived from the Company’s funded research and development programs with the National Institutes of Health (NIH), the U.S. Department of Agriculture (USDA) and the U.S. Department of Defense (DOD), all of which use GenVec’s proprietary adenovector technology for the development of either clinical grade vaccine candidates against HIV, malaria and influenza or vaccines against foot-and-mouth disease for livestock. Our HIV and influenza vaccine development program with NIH is funded under a cost-plus-fixed-fee contract initiated in 2002 and extending through 2008. Committed funding under this program, from inception through September 2006, now totals up to $50 million of which approximately $14 million is expected to be earned through the third quarter of this year.

The decrease in revenues compared to prior year periods reflects the satisfactory completion of clinical material production in January 2006 under our malaria vaccine contract funded by the U.S. Navy and lower expenses incurred under both the PATH’s Malaria Vaccine Initiative (MVI) vaccine development program (as research nears completion) and the HIV vaccine development contract funded by NIH (due to fluctuations in the timing of pass-through costs during the manufacturing phase). These reductions were partially offset by an approximately $700,000 increase in revenue earned year-to-date under the previously announced $1.7 million expansion of our USDA funded program for the development of a foot-and-mouth disease vaccine. Funding under our multiple vaccine development programs helps advance GenVec’s proprietary and advanced scaleable production process for manufacturing clinical grade materials for the Company’s therapeutics programs including, for example, TNFerade and PEDF. The Company also generated revenue of approximately $800,000 from an expanded collaboration with Fuso Pharmaceutical Industries for the development of a targeted cancer therapy.

Expenses

Operating expenses were $9.9 million and $20.1 million for the three-month and six-month periods ended June 30, 2006, a decrease of 5 percent and an increase of 9 percent compared to $10.4 million and $18.5 million in the comparable prior year periods.

Research and development expenses for the current quarter decreased 13 percent to $7.1 million as compared to $8.2 million for the comparable prior year period, while research and development expenses for the six-month period ended June 30, 2006 increased 6 percent to $15.0 million compared to $14.1 million for the comparable prior year period. The current quarter decrease in expenses is primarily due to lower pass-through costs under our NIH funded HIV vaccine development contract, offset on a year-to-date basis by higher clinical costs related to our TNFerade clinical trials coupled with approximately $417,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R) on January 1, 2006.

General and administrative expenses for the current quarter increased 23% to $2.7 million as compared to $2.2 million for the comparable prior year period, and increased 16 percent to $5.1 million for the six-month period ended June 30, 2006 compared to $4.4 million in the prior year period. General and administrative expenses were higher in 2006 primarily due to increased costs for corporate and patent legal services, recruiting, corporate communications, licenses and approximately $166,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R). These increases were partially offset by an approximately $470,000 decrease in rent expense due to the accelerated accrual of lease costs recorded in the fourth quarter of 2005 in connection with the closure and sublease of our facility in Charlestown, Massachusetts.

Other Income and Expenses

Net other income for the three-month and six-month periods ended June 30, 2006 was $610,000 and $899,000, respectively, compared to net other income of $105,000 and $203,000 in the comparable periods last year. Interest income for the three months ended June 30, 2006 was $660,000 compared to $193,000 in the comparable prior year period. The increase in interest income was primarily due to the $345,000 reduction in the fair value of the warrant liability (recorded as interest income) as well as higher yields earned on investment balances. Interest expense for the three-months ended June 30, 2006 was $50,000 compared to $88,000 in the comparable prior year period. This decrease was primarily due to continued debt repayment and a $23,000 favorable decrease in the market value of our interest rate swap agreement, also recorded as a reduction in interest expense.

Liquidity and Capital Resources

At June 30, 2006, cash and investments totaled $25.2 million compared to $32.0 million at December 31, 2005. This $6.8 million decrease resulted primarily from the use of cash for general operating activities totaling $6.3 million and repayment of $485,000 of outstanding debt obligations. The $6.3 million net cash used in operating activities for the six months ended June 30, 2006 was primarily resulting from continued clinical development of the Company’s product portfolio. Net cash used in operating activities for the six months ended June 30, 2006 also reflects the impact of the timing of payments for certain budgeted expenditures in the first quarter of 2006 such as the performance-based employee bonuses for 2005.

We believe that our existing cash reserves and anticipated cash flow from current collaborations are sufficient to support our operations through 2007 based on current assumptions of net cash usage averaging approximately $4 million per quarter. Without new collaborations, government grants or contracts, or additional equity financing, we would use approximately $16 million in cash over the next twelve months, including approximately $250,000 for capital expenditures and $1.7 million in contractual obligations under existing debt and lease instruments. However, we expect that significant additional financing will be required as we move our product candidates through clinical development, including the decision to advance TNFerade into a Phase II/III trial for pancreatic cancer announced in March 2006.

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase, at our option, up to a total of $30.0 million of the Company’s common stock over a three-year period, subject to a minimum purchase price of $1.25 per share. Net proceeds from the sale of common stock under the CEFF, if any, will help defray some of the incremental costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer. As part of the financing, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price $2.67 per share. To date, the Company has not drawn on the CEFF and will only be eligible to do so if the VWAP of the Company’s stock equals or exceeds the minimum purchase price of $1.25 per share. Until such time the Company becomes eligible to access the CEFF, the Company will evaluate alternate financing options as circumstances warrant. Such options would include, but are not limited to, utilization of the approximately $20 million capacity available under our existing shelf registration.

We expect that significant additional capital will be required which we may seek through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development or clinical programs.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2006 consisted of stock-based compensation expense related to employee stock options of approximately $583,000. Under APB 25, $69,000 in compensation expense related to employee stock options was recognized during the six months ended June 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed statement of operations for the six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company recorded forfeitures as they occurred in the applicable reporting period.

For the adoption of SFAS No. 123(R), the Company has utilized third party analyses to assist in developing the assumptions used in its Black-Scholes model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected period stock options are held prior to exercise. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the six months ended June 30, 2006 would have resulted in an approximately $7,000 increase in the total estimated stock-based compensation for these options.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivatives. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our consolidated financial statements.

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

As of June 30, 2006, we have an outstanding bond payable totaling $2.6 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that, as of June 30, 2006, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in the Company’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 22, 2006 in Gaithersburg, Maryland. Of the 63,714,726 shares of common stock outstanding as of the record date, 52,309,502 shares, or 82% of the Company’s capital stock, were present or represented by proxy at the meeting. The results of the matters submitted to the stockholders were as follows:

1.	Elect two directors to GenVec’s board of directors, each to serve for a term of three years or until a successor has been elected and qualified:

Name	For	Withheld
Paul H. Fischer, Ph.D.	50,686,624	1,622,878
Wayne T. Hockmeyer, Ph.D.	50,642,197	1,667,305

1.	Approval of an amendment and restatement of GenVec’s 2002 Stock Incentive Plan:

For:	24,817,664
Against:	3,132,517
Abstain:	430,408
Broker Non-Votes:	23,928,913

2.	Ratify the appointment of KPMG LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006:

For:	51,746,806
Against:	458,672
Abstain:	104,024

ITEM 5.  OTHER INFORMATION

Not applicable.

 ITEM 6.  EXHIBITS

10.1	Amended 2002 Stock Incentive Program (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed on May 5, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+ *

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+ To be filed by amendment due to CEO's unavailabilty as a result of travel.

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

Date: August 8, 2006	By:	/s/Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary
(Authorized Officer and Principal Financial and Accounting Officer)