Form 10-Q/A
period 2006-08-09
GENVEC INC
filed 2006-08-10
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-Q/A
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

EXPLANATORY NOTE

GenVec, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006 solely to include the certifications of its President and Chief Executive Officer. As previously reported those certifications were omitted from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006.

Except for including the certifications noted above, no other information is being amended by this Form 10-Q/A.

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

Date: August 10, 2006	By:	/s/Jeffrey W. Church
Jeffrey W. Church
Chief Financial Officer, Treasurer and Corporate Secretary