Form 10-Q
period 2006-09-30
GENVEC INC
filed 2006-11-09
CIK 934473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐            No ☑
As of October 31, 2006, the Registrant had 63,782,182 shares of common stock, $.001 par value, outstanding.

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
SIGNATURES

GENVEC, INC.
FORM 10-Q
FORWARD LOOKING STATEMENTS
Any statements in this report and in other statements made by GenVec relating to future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding future revenues and operating expenses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “intends,” “may,” “opportunity,” “plans,” “potential,” “predicts” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. We caution that these forward-looking statements are subject to numerous assumptions, risks and uncertainties that can change over time. Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements include our failure to secure or maintain relationships with collaborators; risks relating to clinical trials; risks relating to the timing and content of future FDA regulatory actions; risks relating to the commercialization, if any, of our proposed product candidates (such as marketing, regulatory, patent, product liability, supply, competitive and other risks); dependence on the efforts of third parties; dependence on intellectual property; and risks that we may lack the financial resources and access to capital to fund our operations. Further information on the factors and risks that could affect our business, financial condition and results of operations, are set forth in our filings with the SEC, which are available at www.sec.gov. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,825	$6,830
Short-term investments	13,428	25,169
Accounts receivable	2,572	4,049
Prepaid expenses and other	678	1,409
Bond sinking fund	157	296

Total current assets	23,660	37,753
Property and equipment, net	3,221	4,147
Other assets	41	1

Total assets	$26,922	$41,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$793	$913
Accounts payable	545	1,180
Accrued clinical trial expenses	751	457
Accrued other expenses	3,030	3,544
Unearned revenue	1,290	1,182

Total current liabilities	6,409	7,276
Long-term debt, less current portion	1,630	2,351
Other liabilities	683	852

Total liabilities	8,722	10,479

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2006 and 2005; none issued and outstanding in 2006 and 2005	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 63,782 and 63,675 shares issued and outstanding at September 30, 2006 and December 31, 2005	64	64
Additional paid-in capital	181,167	181,110
Accumulated other comprehensive income (loss)	7	(45)
Deferred compensation costs	—	(121)
Accumulated deficit	(163,038)	(149,586)

Total stockholders’ equity	18,200	31,422

Total liabilities and stockholders’ equity	$26,922	$41,901

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue from strategic alliances and research contracts	$4,342	$6,897	$15,424	$18,794

Operating expenses:
Research and development	7,758	8,496	22,797	22,607
General and administrative	2,228	1,881	7,334	6,284

Total operating expenses	9,986	10,377	30,131	28,891

Loss from operations	(5,644)	(3,480)	(14,707)	(10,097)

Other income (expense):
Interest income	426	192	1,413	571
Interest expense	(70)	(28)	(158)	(136)

Total other income, net	356	164	1,255	435

Net loss	$(5,288)	$(3,316)	$(13,452)	$(9,662)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale	$28	$—	$52	$(5)

Other comprehensive income (loss)	28	—	52	(5)

Comprehensive loss	$(5,260)	$(3,316)	$(13,400)	$(9,667)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.21)	$(0.17)

Shares used in computing basic and diluted net loss per share	63,782	56,291	63,737	55,872

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(13,452)	$(9,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,110	1,248
Non-cash charges for options	884	231
Change in fair value of warrant	(472)	—
Change in accounts receivable	1,477	(2,463)
Change in accounts payable and accrued expenses	(1,182)	(1,161)
Change in unearned revenue	108	(657)
Change in other assets and liabilities, net	479	258

Net cash used in operating activities	(11,048)	(12,206)

Cash flows from investing activities:
Purchases of property and equipment	(131)	(370)
Purchases of investment securities	(13,662)	(15,617)
Proceeds from sale and maturity of investment securities	25,445	27,325

Net cash provided by investing activities	11,652	11,338

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	93	14,561
Principal payments of long-term debt	(702)	(1,012)

Net cash provided by (used in) financing activities	(609)	13,549

Increase (decrease) in cash and cash equivalents	(5)	12,681
Beginning balance of cash and cash equivalents	6,830	5,366

Ending balance of cash and cash equivalents	$6,825	$18,047

Supplemental disclosures of cash flow information:
Interest paid	$161	$207

Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$328	$—

See notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Deferred	Accumulated
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Total
Balance, December 31, 2005	63,675	$64	$181,110	$(45)	$(121)	$(149,586)	$31,422
Comprehensive loss:
Net loss	—	—	—	—	—	(13,452)	(13,452)
Unrealized gain in investments, net	—	—	—	52	—	—	52

Total comprehensive loss							(13,400)
Common stock issued under shelf registration, net	—	—	(37)	—	—	—	(37)
Common stock issued under stock benefit plans	107	—	130	—	—	—	130
Deferred financing charge resulting from warrant issued under CEFF	—	—	(800)	—	—	—	(800)
Deferred compensation charge resulting from adoption of FAS123(R)	—	—	—	—	121	—	121
Stock-based compensation	—	—	764	—	—	—	764

Balance, September 30, 2006	63,782	$64	$181,167	$7	$—	$(163,038)	$18,200

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
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
(2) Investments
The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at September 30, 2006 and December 31, 2005, are as follows (in thousands):

	September 30, 2006			December 31, 2005
		Gross			Gross
		unrealized			unrealized
		holding			holding
	Amortized	gains	Fair	Amortized	gains	Fair
	Cost	(losses)	Value	Cost	(losses)	Value
Government and agency notes	$—	$—	$—	$2,254	$(2)	$2,252
Corporate bonds	13,423	5	13,428	22,960	(43)	22,917

	$13,423	$5	$13,428	$25,214	$(45)	$25,169

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	September 30,	December 31,
	2006	2005
Due within one year	$13,428	$25,169

(3) Stock Benefit Plans
Stock Option Plans
In June 2002, at the Company’s Annual Meeting, the stockholders of the Company approved the 2002 Incentive Stock Plan (“2002 Plan”) as the replacement for the 1993 Stock Incentive Plan (“1993 Plan”) and 2000 Director Plan (“2000 Plan”). As originally approved by stockholders, under the 2002 Plan, the Company may grant statutory and non-statutory stock options and restricted stock awards for the purchase of newly issued common stock up to an aggregate of 1,000,000 shares, plus any shares remaining or that are subject to awards that expire or terminate under the 1993 Plan and 2000 Plan. Purchases under the 2002 Plan are subject to adjustment in the event of stock splits and other similar events. In June 2005, at the Company’s Annual Meeting, the stockholders of the Company approved an amendment to the 2002 Plan in which the total shares available under the 2002 Plan (including shares under the 1993 Plan and 2000 Plan) were increased to 8,680,000. In June 2006, at the Company’s Annual Meeting, the stockholders of the Company approved an amendment to the 2002 Plan in which the maximum number of shares with respect to which stock options and/or restricted shares may be granted to any one participant may not exceed 1,000,000 shares per calendar year and no more than 500,000 shares may be issued as shares of restricted stock per calendar year. Generally, 12.5% of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next three and one-half years. Stock options granted under this plan generally have a contractual term of ten years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at September 30, 2006 expire through 2016.
Options granted under the 1993 Plan include statutory and non-statutory awards, generally permit 25% of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 1993 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Options granted under the 2000 Plan were made to non-employee directors, are generally exercisable as to 25% of the shares underlying the option as of each anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 2000 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at September 30, 2006 expire through 2012.
In August 2003, the Company and Diacrin consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin under its 1990 Stock Option Plan (“1990 Plan) and 1997 Stock Option Plan (“1997 Plan”). Additional grants under these plans subsequent to the merger were prohibited. Each option under the 1990 Plan and the 1997 Plan assumed by the Company continued to have, and be subject to, the same terms and conditions set forth in the Diacrin option plan under which the option was granted except as adjusted to reflect, among other things, the merger exchange ratio and any future changes to the Company’s capitalization. As of September 30, 2006, awards outstanding under the 1990 Plan and 1997 Plan were 42,053 shares and 504,629 shares, respectively, of which 11,469 shares remain unvested. Option holders will receive newly issued shares of the Company’s common stock upon exercise of their options. Both plans are administered by the Compensation Committee and include statutory and non-statutory stock options that are exercisable as to 25% of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1990 Plan and 1997 Plan at September 30, 2006 expire through 2008 and 2013, respectively.
Stock Option Valuation and Expense Information under SFAS No. 123(R)
On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method which requires the Company to record compensation cost related to unvested option awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service period of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with SFAS No. 123(R) and compensation expense is recognized on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three-month and nine-month periods ended September 30, 2006, which was allocated as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)	(in thousands)
Research and development	$212	$629
General and administrative	89	255

	$301	$884

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 and 2005 was $1.20 and $1.10 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
Risk-free interest rate	4.61%	3.70%
Expected dividend yield	0.00%	0.00%
Expected volatility	86.53%	75.00%
Expected life (years)	5.64	4.00
The volatility assumption is based on the 5-year long-term volatility of the Company’s stock price in relationship to its average stock price during the same period. Prior to January 1, 2006, the Company had used an average of its historical stock price volatility and an industry volatility index in accordance with SFAS No. 123 for purposes of its pro forma information.
The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 4.28% to 5.22% and 3.46% to 4.10%, respectively, for the nine months ended September 30, 2006 and 2005.
The dividend yield is based on the assumption that the Company is not expected to declare a dividend over the life of the options.
The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and assumes options will be exercised at the midpoint of the valuation date and the full contractual term of the option.
As stock-based compensation expense recognized in the condensed statements of operations for the three-month and nine-month periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced by 9.6 percent for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the demographics of current option holders and standard probabilities of employee turnover. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company recorded forfeitures as they occurred in the applicable reporting period. The Company does not record tax related effects on stock-based compensation given the Company’s historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Employee Stock Purchase Plan
In November 2000, the stockholders of the Company approved the 2000 Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to provide a method by which all eligible employees of the Company and its subsidiaries, if any, may acquire an equity interest in the Company through the purchase of up to 350,000 shares of newly issued common stock. In June 2006, the Board approved a resolution effectively fixing the number of shares available for issuance under the Plan. Under the Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85% of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. There were 62,769 and 51,987 shares of common stock issued under the Plan during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, 2,072,622 shares were available for issuance under the Plan. The Company realized proceeds of $75,000 and $72,000 from shares acquired under the Plan during the nine months ended September 30, 2006 and 2005, respectively.
Stock Options
The status of the plans during the nine months ended September 30, 2006 is as follows:

		Weighted
		average
	Number	exercise
	of shares	price
	(in thousands, except exercise price)
Stock options outstanding, December 31, 2005	4,841	$3.01
Granted	1,755	1.64
Exercised	(44)	1.27
Forfeited	(408)	1.96
Expired	(383)	3.85

Stock options outstanding, September 30, 2006	5,761	$2.62

As of September 30, 2006, unrecognized stock-based compensation related to stock options was approximately $2.9 million. This cost is expected to be expensed over a weighted average period of 3.3 years. The aggregate intrinsic value of stock options outstanding, exercisable and exercised as of September 30, 2006 is approximately $23,000, $18,000 and $24,000, respectively. The Company realized proceeds of $55,000 and $306,000 from options exercised during the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes information about the Company’s stock options outstanding at September 30, 2006:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life	price	of shares	price
		(number of shares in thousands)
$0.00 - $1.00	46	6.3	$0.70	34	$0.70
$1.01 - $3.00	3,588	7.1	1.90	1,650	2.13
$3.01 - $4.00	1,351	5.4	3.28	1,202	3.29
$4.01 - $5.00	593	2.6	4.41	593	4.41
$5.01 - $10.00	183	2.5	6.57	183	6.57

	5,761	6.1 years	$2.62	3,662	$3.09

Pro Forma Information under SFAS No. 123
Pro forma information regarding the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for the nine months ended September 30, 2005 is as follows:

For the Nine
Months Ended
September 30, 2005
(in thousands, except per share amounts)
Net loss	$(9,662)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(839)
Deduct: Total stock-based employee compensation expense included in reported net loss	86

Pro forma net loss	$(10,415)

Net loss per share:
Basic and diluted — as reported	$(0.17)

Basic and diluted — pro forma	$(0.19)

(4) Committed Equity Financing Facility (CEFF)
On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price of $2.67 per share (the “Warrant”). The Warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The Company has classified the Warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 5.0 year remaining life for the Warrant, a 4.6% risk-free interest rate, and an 86.5% expected volatility and no dividend yield, the fair value of the Warrant liability as of September 30, 2006 was $328,000, a decline of $126,000 compared to the prior quarter. Changes in fair value are recorded against operations in the reporting period in which they occur; decreases in fair value are recorded as interest income and increases in fair value are recorded as interest expense. Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88% and 92% of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period, subject to a minimum purchase price of $1.25. The Company is obligated to use commercially reasonable efforts to maintain the effectiveness of the applicable registration statement and, should the Company fail to do so under certain conditions, may be required to pay certain fees. The Company is obligated to sell a minimum of $2.0 million of common stock available under the CEFF within a two-year period or Kingsbridge may terminate the agreement. To date, the Company has not drawn on the CEFF but is eligible to do so when the VWAP of the Company’s stock equals or exceeds the minimum purchase price of $1.25 per share.
(5) Earnings Per Share
The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2006, approximately 3.7 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive. For the nine months ended September 30, 2005, 80,283 common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STRATEGIC AND CLINICAL OVERVIEW
GenVec is a biopharmaceutical company focused on the development and commercialization of TNFerade™, its lead product candidate, for the treatment of cancer and vaccines for the treatment of infectious diseases. The Company is currently conducting a Phase II/III pivotal trial evaluating the use of TNFerade in combination with front-line therapy for the treatment of locally advanced, unresectable pancreatic cancer. TNFerade is also in Phase II trials for rectal cancer and metastatic melanoma.
Under the Company’s government funded vaccine programs, GenVec continues to develop vaccine candidates against HIV, malaria and influenza as well as a veterinary vaccine for foot-and-mouth disease (FMD). Under our multi-year contract funded by the National Institute of Allergy and Infectious Disease (NIAID) of the National Institute of Health, the Company has produced an HIV vaccine candidate that is currently under clinical evaluation in multiple trials. Under the same contract, the Company has completed production of late-stage clinical supplies of an HIV vaccine for a Phase II proof-of-concept efficacy trial (greater than 10,000 individuals) expected to commence in 2007. These current and anticipated clinical evaluations of our HIV vaccine candidates are being conducted under the auspices of NIAID and its clinical trial networks. The Company has also completed early cattle research trials for the evaluation of potential FMD vaccine candidates through support provided by the U.S. Department of Agriculture (USDA) funded under an interagency agreement with the U.S. Department of Homeland Security (DHS). Based on these data, we are continuing development of our potential FMD vaccine candidates. With regard to malaria, the Naval Medical Research Center (NMRC) is planning to initiate by year-end a Phase I clinical study of our malaria vaccine using clinical grade materials manufactured by the Company. The Company continues to pursue additional government and commercial vaccine development collaborations as part of our strategy for both advancing our adenovector and production capabilities as well as developing new, adenovector-based product opportunities.
The Company believes that the core adenovector technology used for TNFerade (i.e., gene delivery, gene expression and scalable cGMP manufacturing) has broad application. In addition to our internally funded therapeutic programs, our core technology is being used in multiple, funded collaborations. The Company believes that its core adenovector technology platform can efficiently stimulate the production of proteins where they are needed in the body. In therapeutic applications, the adenovector carries a gene to the target tissue, where production of the therapeutic protein is stimulated. The adenovector is then eliminated by the body. This approach allows the therapeutic protein to be produced where it is needed and limits unwanted exposure to normal tissues. This same technology can also be used to produce vaccines, where the adenovectors are engineered to deliver a foreign antigen to stimulate an immune response against infectious diseases.
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

•	Pancreatic Cancer is currently the lead indication for TNFerade. For locally advanced, unresectable pancreatic cancer, we have conducted multiple, Phase I solid tumor trials and the dose escalation portion of a Phase II trial. Based on the data from these trials, we are enrolling patients with locally advanced, unresectable pancreatic cancer in a targeted 330-patient randomized, controlled Phase II/III pivotal trial designed to assess safety and efficacy potential. The primary endpoint for this trial is overall survival at 12 months compared to standard of care. According to the American Cancer Society, approximately 32,000 new cases of pancreatic cancer will be diagnosed this year in the United States, and nearly all of these patients will die of their disease.

•	Rectal Cancer – TNFerade is being evaluated in a Phase II trial in rectal cancer to assess its ability to improve tumor responses in conjunction with standard chemoradiation. One objective of this study is to achieve better therapeutic outcomes in these patients, such as pathological complete response of the tumor. This could lead to fewer patients needing colostomies and reduced recurrence of the tumor. According to the American Cancer Society, approximately 40,000 new cases of rectal cancer will be diagnosed in the United States this year.

•	Metastatic Melanoma – Based on our Phase I data, we have moved TNFerade into a proof-of-concept Phase II study in metatstatic melanoma. In this study, patients will receive TNFerade in combination with radiation therapy. According to the American Cancer Society, approximately 62,000 new cases of melanoma will be diagnosed in the United States this year. The SEER registry estimates that 16%, or approximately 10,000, of these new cases will be diagnosed as metastatic each year.
Vaccines Program
In addition to our internal product development progress, we are working with multiple collaborators and customers to develop new applications for our technology, such as preventative vaccines to treat HIV, malaria and other infectious diseases.
•	Global HIV Vaccine – In collaboration with the Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health, we are providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The NIAID is now conducting multiple clinical trials involving this vaccine candidate, including an international 480-patient Phase II study. This $53 million multi-year collaboration is being conducted under a subcontract issued and managed by SAIC-Frederick, Inc. GenVec has manufactured late-stage clinical supplies for a proof-of-concept efficacy trial (greater than 10,000 individuals) to be conducted and funded by NIAID and expected to commence in 2007.

The Company also recently announced a new, five-year HIV vaccine technology transfer and development contract from NIAID under which the Company could receive up to an additional $52 million through the exercise of annual renewal options by NIAID. The cost-plus-fixed-fee contract fully supports the transfer of the Company’s manufacturing and purification processes for the continued clinical evaluation of HIV vaccine candidates and the development of a larger-scale manufacturing, product–release process and formulation technologies for further HIV vaccine production. The award also includes a non-exclusive research license to the Company’s proprietary adenovector, production cell line and manufacturing technologies.

•	Malaria – In collaboration with the Naval Medical Research Center (NMRC) and the Malaria Vaccine Initiative, GenVec has generated vaccine candidates for the prevention of malaria. There are currently 300 million to 500 million cases of malaria in the world each year resulting in 1.5 to 3 million deaths, mostly among children. GenVec has produced clinical supplies of a vaccine candidate for Phase I testing of this vaccine candidate, to be conducted and funded by the NMRC and expected to commence in early 2007.

•	Foot and Mouth Disease – In a collaboration with the Agricultural Research Service of the United States Department of Agriculture funded by an inter-agency agreement with the Department of Homeland Security, GenVec is developing vaccine and anti-viral candidates for the prevention and containment of foot and mouth disease outbreaks in the United States. Initial testing showed that cattle receiving GenVec’s vaccine candidate and subsequently challenged with foot and mouth disease did not develop symptoms.

•	Seasonal and pandemic influenza – GenVec previously expanded its collaboration with the VRC to supply potential vaccine candidates for seasonal and pandemic flu.

Other Programs
•	AdPEDF – is being evaluated in patients with wet age-related macular degeneration (AMD), the leading cause of blindness in people over the age of 50. We have completed a dose-escalation Phase I clinical trial of AdPEDF in patients with severe AMD. Data from this trial demonstrated that AdPEDF was generally well tolerated and showed evidence of a halt in disease progression for six to twelve months after a single intravitreal injection of AdPEDF. The expanded, 22- patient Phase I clinical study of AdPEDF in AMD patients with less severe disease has completed enrollment. Follow up in that study is ongoing.

•	BIOBYPASS® — As a result of the Company’s decision to focus more resources on the clinical development of TNFerade, enrollment in the Phase II BIOBYPASS study was curtailed in May 2006 in cooperation with Cordis. Existing patients will complete follow up under the study protocol, and data will be collected and analyzed in accordance with the research agreement between GenVec and Cordis. The Company will retain development rights to BIOBYPASS and will explore alternative commercialization strategies as data and circumstances warrant.
Summary of Ongoing Clinical Studies Sponsored By GenVec

			# OF
PRODUCT	DISEASE		TARGETED
CANDIDATE	INDICATION	DEVELOPMENT STAGE	PATIENTS
TNFerade	Pancreatic Cancer	Phase II/III — Randomized, Controlled	330

	Melanoma	Phase II — Proof of Concept	29

	Rectal Cancer	Phase II — Dose Escalation	10

AdPEDF	Wet Age-Related Macular Degeneration (AMD)	Phase I — Dose Comparison, wet AMD (patient enrollment complete, follow-up ongoing)	22

BIOBYPASS	Coronary Artery Disease	Phase II — Randomized, Placebo Controlled (patient enrollment curtailed, follow up ongoing)	20

FINANCIAL OVERVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Results of Operations
GenVec’s net loss was $5.3 million or ($0.08) per share on revenues of $4.3 million for the quarter ended September 30, 2006. This compares to a net loss of $3.3 million or ($0.06) per share on revenues of $6.9 million in the same period in the prior year. GenVec’s net loss was $13.5 million or ($0.21) per share on revenues of $15.4 million for the nine months ended September 30, 2006. This compares to a net loss of $9.7 million or ($0.17) per share on revenues of $18.8 million in the same period in the prior year. Included in our net loss for the first nine months of 2006 was incremental stock-based compensation of $884,000 related to the implementation of SFAS 123(R). GenVec ended the third quarter of 2006 with $20.3 million in cash and investments.
Revenue
Revenues for the three-month and nine-month periods ended September 30, 2006 were $4.3 million and $15.4 million, respectively, a decrease of 38 percent and 18 percent when compared to revenues of $6.9 million and $18.8 million in the comparable prior year periods.
Revenues for the current period were primarily derived from the Company’s funded research and development programs with the National Institutes of Health (NIH), the U.S. Department of Agriculture (USDA) and the U.S. Department of Defense (DOD), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against HIV, malaria and influenza or vaccines against foot-and-mouth disease for livestock. Our HIV and influenza vaccine development program with NIH is funded under a cost-plus-fixed-fee contract initiated in 2002 and extending through 2008. Committed funding under this program, from inception through September 2006, now totals up to $53 million; approximately $49 million has been earned since inception, $12 million of which was earned through the third quarter of this year. In October 2006, the Company announced a new five-year, HIV vaccine technology transfer and development contract from NIH. The agreement provides up to an additional $52 million, composed of an initial $7 million commitment expected to be realized over the next 12 months and up to an additional $45 million if NIH exercises its annual renewal options.
The decrease in revenues compared to prior year periods reflects the satisfactory completion of clinical material production in January 2006 under our malaria vaccine contract funded by the U.S. Navy and lower reimbursable expenses incurred under both the PATH’s Malaria Vaccine Initiative (MVI) vaccine development program (as research nears completion) and the HIV vaccine development contract funded by NIH (due to fluctuations in the timing of pass-through costs during the manufacturing phase and the deferral of certain other tasks until 2007). These reductions were partially offset by an approximately $1.0 million increase in revenue earned year-to-date under the previously announced $1.7 million expansion of our USDA funded program for the development of a foot-and-mouth disease vaccine. Funding under our multiple vaccine development programs helps advance GenVec’s proprietary and advanced scaleable production process for manufacturing clinical grade materials for the Company’s therapeutics programs including, for example, TNFerade and PEDF. The Company also generated revenue of approximately $1.2 million through year-to-date September 2006 from a collaboration with Fuso Pharmaceutical Industries for the development of cancer therapies.
Expenses
Operating expenses were $10.0 million and $30.1 million for the three-month and nine-month periods ended September 30, 2006, a decrease of 4 percent and an increase of 4 percent compared to $10.4 million and $28.9 million in the comparable prior year periods.
Research and development expenses for the current quarter decreased 8 percent to $7.8 million as compared to $8.5 million for the comparable prior year period, while research and development expenses for the nine-month period ended September 30, 2006 increased 1 percent to $22.8 million compared to $22.6 million for the comparable prior year period. The current quarter decrease in expenses is primarily due to lower pass-through costs under our NIH funded HIV vaccine development contract, offset on a year-to-date basis by higher clinical costs related to our TNFerade clinical trials coupled with approximately $629,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R) on January 1, 2006.

General and administrative expenses for the current quarter increased 16 percent to $2.2 million as compared to $1.9 million for the comparable prior year period, and increased 16 percent to $7.3 million for the nine-month period ended September 30, 2006 compared to $6.3 million in the prior year period. General and administrative expenses were higher in 2006 primarily due to increased costs for corporate and patent legal services, corporate communications, licenses, signing bonuses and approximately $255,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R). These increases were partially offset by an approximately $470,000 decrease in rent expense due to the accelerated accrual of lease costs recorded in the fourth quarter of 2005 in connection with the closure and sublease of our facility in Charlestown, Massachusetts and a $193,000 decrease in depreciation and amortization charges.
Other Income and Expenses
Net other income for the three-month and nine-month periods ended September 30, 2006 was $356,000 and $1.3 million , respectively, compared to net other income of $164,000 and $435,000 in the comparable periods last year. Interest income for the three months ended September 30, 2006 was $426,000 compared to $192,000 in the comparable prior year period. The increase in interest income was primarily due to the $126,000 reduction in the fair value of the warrant liability (recorded as interest income) as well as higher yields earned on investment balances. Interest expense for the three-months ended September 30, 2006 was $70,000 compared to $28,000 in the comparable prior year period. This increase was primarily due to a $114,800 decrease in the market value of our interest rate swap agreement recorded as a reduction in interest expense in the third quarter of 2005.
Liquidity and Capital Resources
At September 30, 2006, cash and investments totaled $20.3 million compared to $32.0 million at December 31, 2005. This $11.7 million decrease resulted primarily from the use of cash for general operating activities totaling $11.0 million and repayment of $702,000 of outstanding debt obligations. The $11.0 million net cash used in operating activities for the nine months ended September 30, 2006 primarily resulted from continued clinical development of the Company’s product portfolio.
We believe that our existing cash reserves and anticipated cash flow from current collaborations are sufficient to support our operations through 2007 based on our current assumption of projected net cash usage averaging approximately $4 million per quarter. Without new collaborations, government grants or contracts, or additional equity financing, we expect to use approximately $16 million in cash over the next twelve months, including approximately $250,000 for capital expenditures and $1.7 million in contractual obligations under existing debt and lease instruments. However, we expect that significant additional financing will be required as we move our product candidates through clinical development, which includes advancing TNFerade through a Phase II/III trial for pancreatic cancer announced in March 2006.
On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase, at our option, up to a total of $30.0 million of the Company’s common stock over a three-year period, subject to a minimum purchase price of $1.25 per share. Net proceeds from the sale of common stock under the CEFF, if any, would help defray some of the incremental costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer. As part of the financing, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price $2.67 per share. To date, the Company has not drawn on the CEFF but is eligible to do so if the VWAP of the Company’s stock equals or exceeds the minimum purchase price of $1.25 per share. The Company will evaluate alternate financing options as circumstances warrant. Such options would include, but are not limited to, utilization of the approximately $20 million capacity available under our existing shelf registration.
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
SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation costs for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s condensed financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2006 consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan of approximately $884,000. Under APB 25, $86,000 in compensation expense related to employee stock options was recognized during the nine months ended September 30, 2005.
Under SFAS 123(R), stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed statement of operations for the nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company recorded forfeitures as they occurred in the applicable reporting period.
For the adoption of SFAS No. 123(R), the Company has utilized third party analyses to assist in developing the assumptions used in its Black-Scholes model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected period stock options are held prior to exercise. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the nine months ended September 30, 2006 would have resulted in an approximately $10,000 increase in the total estimated stock-based compensation for these options.

Recently Issued Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain embedded derivatives. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments could also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We do not expect any material impact of SFAS 155 on our financial statements upon adoption.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statement. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial condition, results of operations and cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on our financial condition, results of operations and cash flows.
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
As of September 30, 2006, we have an outstanding bond payable totaling $2.0 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2006, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that, as of September 30, 2006, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in the Company’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
10.1	Agreement with the National Institute of Allergy and Infectious Disease of the National Institutes of Health for technology licensing, cell development and manufacturing support for the production and further development of adenoviral vector-based HIV vaccine candidates dated September 30, 2006. +(filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Certain portions of the exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
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

GENVEC, INC.

(Registrant)

Date: November 8, 2006	By:	/s/ Paul H. Fischer, Ph.D Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: November 8, 2006		/s/ Douglas J. Swirsky Douglas J. Swirsky
Chief Financial Officer, Treasurer and
Corporate Secretary