Form 10-K
period 2006-12-31
GENVEC INC
filed 2007-03-16
CIK 934473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes     ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12n-2 of the Securities Exchange Act of 1934.
Yes ☐     No ☑
As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the Nasdaq National Market on such date was $89,932,872. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2006 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.
As of February 28, 2007 there were 73,449,316 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held in June 2007, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission.

TABLE OF CONTENTS

PART	ITEM
NO.	NO.	DESCRIPTION	PAGE NO.
I	1	BUSINESS	3

	1A	RISK FACTORS	15

	1B	UNRESOLVED STAFF COMMENTS	31

	2	PROPERTIES	31

	3	LEGAL PROCEEDINGS	31

	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

II	5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	32

	6	SELECTED FINANCIAL DATA	33

	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40

	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41

	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	41

	9A	CONTROLS AND PROCEDURES	41

	9B	OTHER INFORMATION	42

III	10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	43

	11	EXECUTIVE COMPENSATION	43

	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	43

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	43

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	43

IV	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	44

		FINANCIAL STATEMENTS	F1 – F24

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements and are based on management’s estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking words like “believe,” “expect,” “intend,” “may,” “will,” “should,” or “anticipate” or similar terminology.
Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:
•	our financial condition and our ability to raise capital to fund clinical programs and future operations;
•	the early stage of our product candidates under development;
•	uncertainties with, and unexpected results and related analyses relating to clinical trials of our product candidates (including the length of time required to enroll suitable patient subjects and our ability to secure clinical trial sites);
•	the timing, amount, and availability of revenues from our government-funded vaccine programs;
•	the timing and content of future FDA regulatory actions against us, our product candidates, or our collaborators;
•	our ability to find collaborators or commercialize on our product candidates;
•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.
Further information on the factors and risks that could affect our business, financial conditions and results of operations is set forth under Item 1A in this Annual Report and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.
These forward-looking statements speak only as of the date of this Annual Report and we assume no duty to update our forward-looking statements.

PART 1
ITEM 1. BUSINESS
OVERVIEW
GenVec, Inc. (“GenVec,” “we,” “our,” or the “Company”) is a biopharmaceutical company developing novel gene-based therapeutic drugs and vaccines. Our lead product candidate, TNFerade™ biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase II/III pivotal trial, known as PACT, for first-line treatment of inoperable, locally-advanced pancreatic cancer. We completed enrollment in the Phase II portion of PACT in 2006 and interim data supporting a survival advantage in the TNFerade group were disclosed. Based on data available from the first 51 patients, survival at one year was 70.5 percent in the TNFerade plus standard of care group versus 28 percent in the standard of care group. Enrollment in the Phase III portion of the trial is ongoing.
TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Clinical trials are in progress in head and neck cancer, metastatic melanoma and rectal cancer. Encouraging results have previously been reported in studies for esophageal cancer and in soft tissue sarcomas. Using the Company’s core adenovector technology, TNFerade, stimulates the production of tumor necrosis factor alpha (TNFa), a known anti-tumor protein, in cells of the tumor.
We, in partnership with our collaborators, also have multiple vaccines in development. All of these funded programs utilize our core adenovector technology. We have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) to develop a HIV vaccine, a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria and vaccine development efforts for foot-and-mouth disease (FMD) with the U.S. Department of Homeland Security and the U.S. Department of Agriculture.
Our research and development activities have yielded additional novel product candidates that utilize our technology platform and we believe they represent potential commercial opportunities. We have conducted initial clinical testing of AdPEDF for the treatment of wet age-related macular degeneration (AMD), a leading cause of vision loss in people over 50. In the fields of hearing and balance disorders, preclinical research was recently published demonstrating that delivery of the atonal gene using a GenVec adenovector can re-establish sensory cells in the inner ear and restore both hearing and balance. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.
Our core technology has the key advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. In the case of TNFerade, for example, this approach reduces the side effects caused by systemic delivery of the TNFa protein. For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of antigen, which then stimulates the desired immune reaction by the body.
As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of this Form 10-K. The description of our business in this Form 10-K should be read in conjunction with the information in Item 1A.
OUR STRATEGY
Our primary objective is to develop and commercialize products with significant medical benefit. We plan to achieve this objective through the following strategies:
Develop and initially commercialize our lead product candidate, TNFerade, for the treatment of cancer. We intend to seek marketing approval for TNFerade for the treatment of locally advanced pancreatic cancer. We intend to commercialize TNFerade in the United States and build the commercial value of TNFerade by expanding its clinical use in a variety of cancers.

We will seek to retain significant commercial rights to TNFerade in North America and secure strategic partnerships to support TNFerade registration and commercialization efforts in Europe, Asia, and other world markets. Based on the survival data obtained to date, we believe the use of TNFerade in locally advanced pancreatic cancer represents a feasible path to commercialization.
Utilize our technology platform and early-stage product portfolio to take advantage of commercial opportunities. Our research and development efforts have generated additional product candidates for vision loss and hearing and balance disorders including:
•	New approaches to improve the treatment of AMD based on our proprietary PEDF gene delivery technology.

•	Treatments of hearing and balance disorders based on our proprietary Atoh1 gene which has the potential to address poorly met medical needs.
Seek collaborative partnerships that will leverage our technology. We will continue to seek to enhance our gene delivery capabilities through internal research as well as external collaborations and possibly acquisitions. We have received funding from research and development collaborations to develop preventative vaccine candidates against HIV, malaria and other infectious diseases, an anti-viral and vaccine to prevent the spread of foot-and-mouth disease and a second-generation TNFerade product candidate. We have received peer-reviewed external funding from the U.S. Government and from non-profit foundations to improve our technology platform for vaccine and gene delivery applications. We intend to further strengthen our technologies relating to process development, formulation, and manufacturing through our existing and future relationships.
THERAPEUTIC PRODUCT DEVELOPMENT PROGRAMS
TNFerade, our most advanced product candidate, is a novel approach to treating cancer. Administered directly into tumors, TNFerade is an adenovector, or DNA carrier, which contains the gene for tumor necrosis factor-alpha (TNFa), a potent immune system protein with well-documented anti-cancer effects. TNFerade works by causing cells in the tumor to produce and secrete TNFa. TNFa binds to cells in the tumor, leading to the death of cells in the tumor. We are developing TNFerade for use in combination with radiation and/or chemotherapy for the treatment of various cancers. Emerging clinical data suggest that TNFerade may prolong the survival of patients with locally advanced pancreatic cancer when TNFerade is combined with front-line therapy. Clinical data also suggest that TNFerade has activity against a variety of different types of cancer.
In two separate Phase I trials (solid tumors and soft tissue sarcomas), TNFerade demonstrated, in conjunction with standard radiation therapy, that it was generally well tolerated, and tumor size reduction of 25 percent or greater was observed in more than 70 percent of patients in 12 different tumor types, including pancreatic, melanoma, rectal, small cell lung, breast, and sarcoma. Results from the Phase I trial in solid tumors were published in the February 15, 2004 issue of the Journal of Clinical Oncology. The Phase I study of 14 patients with soft tissue sarcoma, published in the September 1, 2004 issue of Clinical Cancer Research, demonstrated 95 percent pathologic complete response, with TNFerade activity confirmed in a similar indication for which the TNFa protein has been approved for use in Europe. In January 2006, we presented long-term survival data from a Phase II study of TNFerade in 17 patients with locally advanced esophageal cancer at the ASCO Gastroenterological Symposium demonstrating two-year survival of 71 percent, for all dosage levels of TNFerade, compared to an average two-year survival of 33 percent based on five comparable studies.
Based on the results of our Phase I studies, we initiated a Phase II dose-escalation study in 50 patients with locally-advanced, inoperable pancreatic cancer to determine the best therapeutic dose for use of TNFerade in combination with standard chemoradiation. Results from this study suggested a dose-dependent improvement in tumor response, rates of surgical resection, time to disease progression, and survival. Based on these data, we initiated a randomized, controlled Phase II study of 74 patients. In consultation with the FDA, this Phase II study was amended in March 2006 to become a pivotal Phase II/III 330-patient trial (PACT) that would support registration of TNFerade for this indication. The primary endpoint for the PACT trial is 12-month survival. We completed interim safety and efficacy analyses of the Phase II/III trial in the fourth quarter of 2006, and in December 2006, we reported the preliminary analysis of safety data based on the first 40 patients treated, and survival data on the first 51 patients treated.

Results showed that one-year survival was 70.5 percent in the TNFerade plus standard of care group versus 28 percent in the standard of care group. The Phase III portion of this multi-site trial is ongoing in the United States.
New treatments for pancreatic cancer are urgently needed. According to the American Cancer Society, pancreatic cancer is the fourth leading cause of cancer deaths in the United States, and the number of cases being diagnosed has been increasing year to year. Approximately 37,000 new cases of pancreatic cancer will be diagnosed this year in the United States, and nearly all of these patients will probably die of their disease.
Additional Indications: TNFerade is being evaluated for its potential use in the treatment of several other cancers:
•	Head and Neck Cancer. According to the American Cancer Society, approximately 34,000 new cases of head and neck cancer will be diagnosed in the United States this year. We are sponsoring two separate Phase I/II studies at the University of Chicago to explore the use of TNFerade as a component of standard of care treatment for head and neck cancer, a disease where local control is crucial for effective treatment and considered an accepted regulatory endpoint for this indication. The two studies were initiated in January 2007 and are being funded, in part, by the National Cancer Institute. The first study will enroll up to 70 patients and examine TNFerade as a second-line treatment for inoperable, recurrent tumors. The second study will enroll up to 60 elderly or frail patients with new onset, locally advanced disease. Investigators will first determine the best dose in each indication, and will assess safety and the ability of TNFerade to control the local spread of the cancer following treatment.

•	Metastatic Melanoma. According to the American Cancer Society, approximately 62,000 new cases of melanoma will be diagnosed in the United States this year, and approximately 16 percent or 10,000 of these cases will be diagnosed as metastatic. In the Phase I study of TNFerade, all three patients with metastatic melanoma showed objective responses, and two of the three patients showed disease-free survival greater than three years. Based on these data, a Phase II trial in metastatic melanoma was initiated to evaluate anti-tumor activity, time to disease progression, survival and safety. Patients will receive TNFerade in combination with radiation therapy. Evaluation of the first 10 patients treated in this protocol is required before enrolling additional patients.

•	Rectal Cancer. According to the American Cancer Society, approximately 41,000 new cases of rectal cancer will be diagnosed in the United States this year. A Phase II trial is in progress to assess the ability of TNFerade to improve tumor responses in conjunction with standard chemoradiation. This single-site study is being done in collaboration with the National Cancer Institute and is designed to compare TNFerade plus standard of care therapy versus standard of care therapy in the treatment of patients with biopsy-proven rectal cancer. One objective of this study is to achieve better surgical outcomes in these patients, such as avoidance of colostomy.
The following table summarizes key information regarding our ongoing TNFerade clinical studies:

		TARGETED # OF
DISEASE INDICATION	DEVELOPMENT STAGE	PATIENTS
Pancreatic Cancer	Phase II/III — Randomized, Controlled	330
Melanoma	Phase II — Proof of Concept	29
Rectal Cancer	Phase II — Dose Escalation	10
Head and Neck Cancer	Phase I/II — Dose Escalation/Recurrent Tumors	70
Head and Neck Cancer	Phase I/II — First-line Treatment/Elderly	60
Additional Therapeutic Programs
•	AdPEDF is being developed for patients with wet age-related macular degeneration (AMD), the leading cause of blindness in people over the age of 50. AMD is a progressive eye disease characterized by the growth of abnormal blood vessels in the macula, the area of the eye that controls central vision and visual acuity. Approximately 200,000 new cases of wet age-related macular degeneration are diagnosed each year in the United States and there are an estimated 500,000 cases diagnosed worldwide.

We have completed a dose-escalation Phase I clinical trial of AdPEDF in patients with severe AMD. Data from this trial demonstrated that AdPEDF was generally well tolerated and showed evidence of slowing disease progression for six to twelve months after a single intravitreal injection of AdPEDF. Results from this study were published in the February 2006 issue of Human Gene Therapy. We expanded the Phase I clinical testing of AdPEDF in AMD patients with less severe disease and, in March 2006, announced the completion of enrollment of this 22-patient trial. Data from this study are currently being collected for analysis.

AdPEDF uses our proprietary adenovector to deliver the pigment epithelium-derived factor (PEDF) gene to produce PEDF protein in the treated eye. PEDF is naturally produced in the eye and serves two important functions. It regulates blood vessel growth and is also a neuro-protective agent of the photoreceptors (the vision-sensing cells of the eye) responsible for sight. PEDF differs from other therapies in its potential to protect the retina from damage caused by fragile, leaky, abnormal blood vessels. Preclinical studies have demonstrated that AdPEDF can rapidly elevate intraocular PEDF protein levels in the eye, inhibit growth of unwanted blood vessels in the eye, cause selective regression of established abnormal blood vessels, and protect the retina from further damage. We believe that PEDF holds the promise to stabilize or improve vision in patients suffering from AMD.

•	TherAtoh is our adenovector for delivering the human atonal gene to trigger the production of therapeutic proteins by cells in the inner ear. The Company has a research program focused on the restoration of hearing or balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, a gene termed atonal (Atoh1) induces the generation of these cells. We have demonstrated in multiple animal models that the production of the Atoh1 protein results in the formation of new inner ear sensory hair cells, and the restoration of hearing and balance function. There are currently no marketed drug therapies in the U.S. to treat hearing loss or balance disorders.

•	BIOBYPASS®. As a result of our previously announced decision in May 2006 to focus our resources on the clinical development of TNFerade, the Company ceased further patient enrollment in our BIOBYPASS® clinical trial for the treatment of severe coronary artery disease. In agreement with our collaborator, Cordis Corporation, patients enrolled in the Phase II study will complete follow-up under the study protocol, and data will be collected and analyzed in accordance with the research agreement between GenVec and Cordis. We retain exclusive development rights to BIOBYPASS® and will explore alternative commercialization strategies as data and circumstances warrant.
VACCINES DEVELOPMENT PROGRAM
In addition to our internal product development programs, we are working with collaborators to develop new applications for our technology, such as preventative vaccines to treat HIV, malaria and other infectious diseases, and veterinary vaccines for foot-and-mouth disease. We describe the collaborations for these vaccine development programs in the section below entitled “Partnerships and Collaborative Relationships.”
•	Global HIV Vaccine – With our collaborators, we are developing and providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The Vaccine Research Center (VRC) has completed multiple Phase I clinical trials and is currently conducting multiple Phase IIa clinical trials involving this vaccine candidate, including an international 480-subject study. In addition, this vaccine candidate is being tested as a therapeutic vaccine in a 15 subject, Phase I study with the objective to determine safety and collect evidence of efficacy as measured by immunogenicity and reduction in viral load. GenVec has manufactured late-stage clinical supplies for a proof-of-concept efficacy trial where approximately 8,000 individuals will be enrolled in a Phase IIb international study. This study is to be conducted and funded by the National Institute of Allergy and Infectious Diseases (NIAID) and its collaborators and is expected to commence in 2007.

•	Malaria – With our collaborators, we are generating vaccine candidates for the prevention of malaria. We have produced clinical supplies of a multi-antigen vaccine candidate and, under the auspices of the U.S. Naval Medical Research Center (NMRC), a Phase I/II clinical study was initiated in January 2007. There are currently over 300 million cases of malaria in the world each year resulting in 1.5 to 3.0 million deaths annually, mostly among children.
•	Foot-and-mouth disease (FMD) – FMD is a highly contagious viral disease affecting cows and other animals with cloven hoofs. With our collaborators, we are developing vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks in the United States. Initial testing with a vaccine against a single type of FMD showed that inoculated cattle challenged with the virus that causes foot-and-mouth disease did not develop symptoms.
•	Seasonal and pandemic influenza – We have a collaboration with the VRC to develop and supply potential vaccine candidates for seasonal and pandemic flu. Initial candidates are in preclinical testing.
PARTNERSHIPS AND COLLABORATIVE RELATIONSHIPS
We have entered into various arrangements with corporate, academic, and government collaborators that help to offset our development costs, enhance our technology and product development efforts, and reduce the risks associated with product commercialization. For example, we are currently working with selected U.S. government institutions to develop new applications, such as vaccines, for our proprietary technology. Potential partnership and collaborations are evaluated according to strategic, operational, and financial criteria.
We have received governmental funding to advance the clinical development of our product candidates, and to develop vaccines against HIV, malaria and other infectious diseases and veterinarian vaccines against foot-and-mouth disease. These collaborations include:
National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). In December 2001, the Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Diseases of the National Institutes of Health selected GenVec to collaborate in the development of worldwide preventative HIV vaccine candidates. This collaboration was expanded to include the development of a SARS vaccine candidate (April 2003) and an influenza vaccine candidate (February 2006). The collaboration includes a Cooperative Research and Development Agreement (CRADA) and a cost-plus subcontract, which is managed for the VRC through SAIC-Frederick, Inc., with potential total revenue to GenVec under the contract of approximately $53 million. Under the subcontract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing our proprietary cell line and second-generation adenovector technology. The subcontract will extend through the end of fiscal year 2008 if annual renewals are exercised. Revenue recognized under this program amounted to $13.9 million in 2006, $18.8 million in 2005, $7.2 million in 2004, and $7.2 million in 2003. In October 2006, GenVec entered into an additional contract directly with NIAID, providing up to $52 million in revenue to GenVec with the exercise of annual renewal options, to support the transfer of our manufacturing and purification processes to the Dale and Betty Bumpers Vaccine Research Center’s Vaccine Pilot Plant in Frederick, Maryland. The Vaccine Pilot Plant is part of NIAID and produces materials for clinical research. This contract will further clinical development of an HIV vaccine, and facilitate the development of a larger-scale manufacturing and product-release process necessary for further vaccine production. This new contract also provides the VRC with a non-exclusive research license to GenVec’s proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines, which will allow the production of next-generation HIV vaccines.
Department of Homeland Security (DHS). In February 2007, we signed a new three-year contract with the DHS to further support the development and manufacture of novel adenovector-based vaccines against FMD. Under the new agreement, we will receive up to $6 million in program funding the first year and up to a total of $15 million over three years if DHS exercises its annual renewal options under the contract. GenVec will be responsible for the development, production, and regulatory approval of the vaccine while the DHS will be responsible for conducting animal studies at the Plum Island Animal Disease Center. The vaccines under development will utilize our proprietary adenovector technology and a novel cell line capable of producing antigens that would normally inhibit production.

U.S. Department of Agriculture (USDA). In September 2004, the Company entered into a collaboration with the Agricultural Research Services (ARS), a branch of the USDA, which included a CRADA and $0.3 million in funding through a Specific Cooperative Agreement for the development, production and evaluation of anti-virals to prevent the spread of FMD in cattle. In March 2006, the Company announced the amendment of this agreement to include up to an additional $1.7 million for the construction of vaccines against FMD. Under the agreement, the Company will be responsible for constructing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology. As part of the cooperative efforts, ARS will provide the Company with optimized FMD antigens and anti-viral genes to be used in the development of the adenovector-based vaccines and anti-virals as well as provide evaluation of the vaccine candidates in animals.
U.S. Naval Medical Research Center (NMRC). In January 2003, we entered into a collaboration with the NMRC, which included a CRADA and a two-year, $1.9 million contract to develop and construct vaccines against malaria and dengue virus using our proprietary adenovector technologies and production cell line. Under the CRADA, NMRC will provide the Company with optimized malaria genes to be used in the development of the adenovector-based vaccines as well as provide preclinical evaluation of the vaccine candidates. In January 2005, we signed a one-year, $1.6 million fixed price contract for the production of malaria vaccines under current Good Manufacturing Practices (cGMP) standards. The NMRC tested the vaccine candidates in preclinical and animal models to assess safety and effectiveness. In conjunction with the preclinical evaluation of the vaccine, we provided regulatory support to NMRC for an Investigational New Drug application (IND) with the FDA. A Phase I/II clinical trial being conducted and funded by NMRC was initiated in January 2007.
PATH’s Malaria Vaccine Initiative (MVI). In March 2004, we signed a two-year, $2.6 million contract with MVI for the development, production and evaluation of vaccines against malaria. Under the contract, the Company will be responsible for optimizing and constructing multi-valent, multi-antigen adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology, and testing these vaccine candidates in preclinical animal models. This agreement has been amended to increase the total contract value of approximately $3.1 million and extend the term through August 2007.
Fuso Pharmaceuticals Industries, Ltd (FUSO). Funding under a three-year $4.5 million funded research agreement with FUSO ended on December 31, 2006. This collaboration focused on potential targeted cancer therapy product candidates for development in Japan by FUSO. FUSO has elected not to develop product candidates for the Japanese market at this time.
Sponsored Research. We sponsor research at leading academic institutions to enhance our ability to discover, evaluate, and develop new product candidates. Our academic collaborations currently include an agreement with the University of Chicago (TNFerade).
DRUG DISCOVERY AND DEVELOPMENT PLATFORM
We focus on developing differentiated gene delivery technology based on molecularly modified adenovectors. Our technology enables us to:
•	Rapidly put genes or antigens into vectors to evaluate function and usefulness in therapy;

•	Deliver our product candidates to specific organs or cell types to avoid systemic exposure;

•	Achieve efficient delivery of gene or antigen to, and stimulate protein expressions in, target cells;

•	Control the amount and duration of therapeutic protein production to allow flexibility in treating different diseases; and

•	Scale our manufacturing process for commercial production.
Our product candidates combine a gene with a vector. Our vectors are derived from a naturally occurring virus, called an adenovirus. In humans, adenoviruses reproduce in certain tissues, spread, and can cause a form of the common cold. We design our vectors so that they cannot reproduce themselves or cause a cold. This limits toxicity, including unwanted effects on target cells and the surrounding tissues. We have multiple versions of vectors to suit different applications in therapeutic and vaccine products.

When administered to tissues, our vectors enter target cells, which cause them to produce the protein encoded by the inserted gene. In addition, adenovectors can be re-engineered to alter their performance characteristics, potentially including their ability to selectively deliver genes to targeted tissue.
We believe that adenoviruses are an excellent starting point for generating vectors because they efficiently deliver genes, can be readily modified, and have the following safety characteristics:
•	Adenoviruses do not integrate into the DNA of the target cell, thereby minimizing the potential for mutations that can occur with other vector systems.

•	Adenoviruses are naturally eliminated from cells and tissues.

•	Vectors derived from adenoviruses have been generally well tolerated in clinical testing when administered locally. Thousands of patients have been treated with adenovectors with very few serious adverse events related to these vectors.
TECHNOLOGY FOR LOCAL DELIVERY AND EXPRESSION OF GENES
Use of delivery devices. To achieve local production of proteins, we administer our product candidates directly to the site of disease using standard medical devices, such as injection catheters or syringes. Direct administration of our product candidates into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by avoiding exposure throughout the body. For example, we have used percutaneous injection to administer TNFerade directly to tumors and intravitreous injection to administer AdPEDF directly into diseased areas of the eye.
Delivering genes to cells. We believe that we are a leader in understanding and modifying the molecular interactions that specify how vectors derived from adenoviruses bind to cells. Adenoviruses enter cells by binding to receptors on the surface of the cell.
We have developed vectors that enable us to create product candidates that deliver genes only to specific cells. In order to achieve selective delivery to target cells, we first disable the normal binding of vectors to cell surface receptors. We then insert new binding sites into the vector that bind to specific receptors found on the surfaces of target cells. We have a broad proprietary position covering such vectors. This technology is being used to develop second-generation oncology and vaccine candidates.
New Adenovector Platforms. As part of our vaccine collaborations, we have generated vectors based on different serotypes of adenovirus. We do this by our production cell line 293-ORF6, which supports the growth of all virus and vector serotypes tested to date. These vectors have the potential to improve vaccine potency and to generate mucosal immune responses. In addition, new serotypes of adenovirus vectors are being explored as second-generation TNFerade products.
Control of gene expression. Our technology also allows us to modify the location, duration and rate of therapeutic gene expression. We alter gene expression by inserting a sequence of DNA, called a promoter, into our vectors adjacent to the therapeutic gene. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit. In TNFerade, local production of the TNF-alpha protein in cancerous tissue subject to radiation treatment and chemotherapy is regulated by inserting a specific proprietary promoter that increases protein production after radiation or chemotherapy.
LICENSES FOR THERAPEUTIC GENES
To create our product candidates, we combine our vectors with genes intended to produce proteins with therapeutic potential. We have secured licenses to applicable genes for this purpose. We often seek to obtain exclusivity, consistent with our business needs, when securing such licenses. In return for the rights we receive under our gene licenses, we typically are required to pay royalties based on any commercial sales of the applicable product during a specified time period, as well as provide additional compensation, including up-front license fees and product development-related milestone payments. Our gene licenses for our lead product candidates include:

SOURCE	GENE	NATURE OF LICENSE
Scios, Inc.	VEGF121	Worldwide, exclusive for gene therapy applications
Northwestern University	PEDF	Worldwide, exclusive for ocular gene therapy applications
Baylor College of Medicine	Atoh1	Worldwide, exclusive for gene therapy applications
Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement, or if we become insolvent. In addition, some of our licenses require us to achieve specific milestones.
PATENTS, LICENSES, AND PROPRIETARY RIGHTS
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
Patent rights and licenses. GenVec and its licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of February 28, 2007, GenVec holds or has licenses to 272 issued, allowed, or pending patents worldwide, 91 of which are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control and assay techniques), storing, and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.
TNFerade. We have issued patents and pending patent applications pertaining to the adenovectors, the expression control elements used in TNFerade to increase production of the TNFa protein by the TNFa gene upon exposure to radiation or chemotherapy, and methods of using TNFerade for treating disease. We have an exclusive worldwide license to issued U.S. patents expiring in 2020 and thereafter, pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We are aware, however, of issued patents and pending patent applications of third parties pertaining to the delivery of adenovectors and the treatment of cancer and tumors. It could be alleged that TNFerade conflicts with the issued patents as well as patents that may issue on these patent applications.

AdPEDF therapy. We have issued patents and pending patent applications pertaining to particular adenovectors and methods of use thereof, utilized in conjunction with our AdPEDF product program. However, we are aware of issued patents and pending patent applications of third parties relating to various facets of gene therapy to the eye. It could be alleged that our AdPEDF product candidates conflict with such existing or future patents.

Targeted vectors. We have issued patents, expiring in 2014 and thereafter, and pending patent applications covering our technology that allow for the delivery of genes in adenovectors to essentially all cell types, as well as our targeted vectors, which are designed for the purpose of creating product candidates that deliver genes in adenovectors only to selected cells. We are aware, however, of issued patents and pending patent applications of third parties relating to such vectors. It could be alleged that our targeted vectors conflict with such existing or future patents.

Production, purification, quality assessment, and formulation technology. We have issued patents, expiring in 2018 and thereafter, and pending patent applications pertaining to the production, purification, quality assessment and formulation of our product candidates. In particular, we have issued patents covering the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped and used. We are aware, however, of issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment and formulation technology. It could be alleged that our production, purification, quality assessment, and formulation technology conflicts with such existing or future patents.
We anticipate that we and our current and future licensors will continue to seek to improve existing technologies and to develop new technologies and, when possible, secure patent protection for such improvements and new technologies.
Certain patents pertaining to our product candidates may be eligible for Patent Term Extension under 35 U.S.C. § 156. The term of any patent which claims a human drug product (including human biological products), a method of using a drug product, or a method of manufacturing a drug product is eligible for an extension to “restore” that portion of the patent term that has been “lost” as a result of FDA review, which is, however, subject to certain limitations.
Trade secrets. To a more limited extent, we rely on trade secret protection and confidentiality agreements to protect our interests. It is our policy to require our employees, consultants, contractors, manufacturers, collaborators, and other advisors to execute confidentiality agreements upon the commencement of employment, consulting, or collaborative relationships with us. We also require signed confidentiality agreements from any entity that is to receive confidential data. With respect to employees, consultants and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property.
COMPETITION
Competition in the discovery and development of new methods for treating disease is intense. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies both in the United States and abroad. We face significant competition from organizations that are pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations that are developing pharmaceuticals that are competitive with our potential therapeutic and vaccine product candidates. Many of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these organizations, either alone or together with their collaborators, have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, obtaining FDA and other regulatory approvals of products, and manufacturing and marketing products. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical and biotechnology field will also depend to a considerable degree on the continuing availability of capital to us.
Future competition will likely come from existing competitors, including competitors with rights to proprietary forms of the genes or proteins expressed by the genes that we currently use in our product development programs and competitors with rights to gene delivery technologies, as well as other companies seeking to develop new treatments. Competitors or their collaborators may identify important new drug discovery, genes or gene delivery technologies before us, or develop gene-based therapies that are more effective than those developed by our corporate collaborators or us, or obtain regulatory approvals of their drugs more rapidly than us. We expect that competition in this field will intensify.
We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include, but are not limited to: Introgen Therapeutics, Inc. and Schering-Plough Corporation, which are developing adenoviral vectors to treat cancer. In addition, Alcon Laboratories, Inc., Allergan, Inc., Genaera Corp., Novartis Pharmaceuticals Division and Regeneron Pharmaceuticals, Inc. are developing inhibitors of blood vessel growth to treat macular degeneration. These product candidates are in the later stage of clinical development. Genentech, Inc. received FDA approval in June 2006 for Lucentis®, a new drug to treat age-related macular degeneration.

We believe that our competitive success will be based on the efficacy and safety of our products, our ability to create and maintain scientifically advanced technology, attract and retain skilled scientific and management personnel, obtain patents or other protection for our products and technology, obtain regulatory approvals and manufacture and successfully market our products either independently or through outside parties. We will rely on corporate collaborators for support of some product candidates and enabling technologies and intend to rely on corporate collaborators for the development, manufacturing, and marketing of some future product candidates. Generally, our strategic alliance agreements do not preclude the corporate collaborator from pursuing development efforts utilizing approaches distinct from that, which is the subject of the alliance. Our product candidates, therefore, may be subject to competition with a potential product under development by a corporate collaborator.
MANUFACTURING AND SUPPLY
Technology for Production, Purification, Quality Assessment and Formulation. We believe our proprietary production technology and know-how facilitates the production, purification, quality assessment and formulation of our product candidates. The structure of our vectors and the procedures for their production and purification enable us to minimize the presence of contaminants. We believe our proprietary positions in these areas provide a competitive advantage. We expect to use substantially similar methods to produce, purify, assay and formulate many of our adenovector products. This allows us to accelerate product development in a cost effective manner. We have developed production and quality assessment technologies suitable for late-stage clinical testing. We currently use third-party manufacturers for production of our product candidates for clinical purposes.
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
Manufacturing Strategy. We are developing our capability to use third party manufacturers for cGMP production of our product candidates for late stage clinical trials. We have a research and development facility in Gaithersburg, Maryland and have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates. We believe that much of the production and assay technologies that have been developed for TNFerade, BIOBYPASS (under a previous corporate collaboration), and more recently under our HIV vaccine contract with NIH, are suitable for our other product development programs.
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

We currently have only one supplier for certain of our manufacturing components, including components necessary to produce TNFerade, AdPEDF and BIOBYPASS. Currently we procure raw materials, including specialized components known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Invitrogen. We have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.
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
The steps required by the FDA before our proposed investigational products may be marketed in the United States include:
•	Performance of preclinical (animal and laboratory) tests;

•	Submission to the FDA of an Investigational New Drug (IND) application which must become effective before human clinical trials may commence;

•	Performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product in the intended target population;

•	Performance of a consistent and reproducible manufacturing process intended for commercial use;

•	Submission to the FDA of a Biologics License Application (BLA); and

•	FDA approval of the BLA before any commercial sale or shipment of the biologic.
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
Preclinical studies may take several years to complete and there is no guarantee that the FDA will permit an IND based on those studies to become effective and the product to advance to clinical testing. Clinical trials may take two to five years to complete and are typically conducted in three sequential phases, which often overlap. After the completion of the required phases, if the data indicate that the drug or biologic product is safe and effective, a BLA is filed with the FDA to approve the marketing and commercial shipment of the drug. This process takes substantial time and effort and the FDA may not accept the BLA for filing, and, even if filed, the FDA might not grant approval. FDA approval of a BLA may take up to two years and may take longer if substantial questions about the filing arise.

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
Our FMD vaccine will also require approval prior to commercialization. In the United States, governmental regulation of animal health products is primarily provided by two agencies: the USDA and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics, or CVB, of the USDA under the auspices of the Virus-Serum-Toxin Act.
Other regulations. Our business is also subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern our use, handling, and disposal of various biological, chemical, and radioactive substances used in and wastes generated by our operations. We are not aware of any costs or liabilities in connection with any environmental laws that will have a material adverse effect on our business or financial condition.
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	PRESENT POSITION WITH THE REGISTRANT
Paul H. Fischer, Ph.D.	57	President and Chief Executive Officer
Douglas J. Swirsky	37	Chief Financial Officer, Treasurer and Corporate Secretary
Mark O. Thornton, M.D, MPH, Ph.D.	49	Sr. Vice President, Product Development
C. Richter King, Ph.D.	52	Sr. Vice President, Research
Bryan T. Butman, Ph.D.	54	Sr. Vice President, Vector Operations
The Board of Directors appoints all executive officers annually. There is no family relationship between or among any of the executive officers or directors, or any arrangement or understandings pursuant to which the officers were appointed.
Paul H. Fischer, Ph.D. serves as President and Chief Executive Officer. Dr. Fischer has served as President and Chief Executive Officer and as a director of the Company since 1996. Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc., (now Antigenics, Inc.) a biotechnology company. Previous experience included Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company. Dr. Fischer received his B.S. in Biology from the University of Denver and his Ph.D. in Pharmacology from the University of California at San Francisco. Dr. Fischer performed post-doctoral research in Pharmacology at Yale University School of Medicine. He was an Assistant Professor of Pharmacology at the University of Missouri, School of Medicine and an Associate Professor of Human Oncology at the University of Wisconsin, prior to joining Pfizer. Dr. Fischer also serves on numerous community, academic and professional organizations and Boards.
Douglas J. Swirsky joined GenVec in 2006 and serves as Chief Financial Officer, Treasurer and Corporate Secretary. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus and held the same position at Legg Mason prior to Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a CFA charterholder, has also previously held investment banking positions at UBS, PaineWebber and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business in Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University.
Mark O. Thornton, M.D., M.P.H., Ph.D. joined GenVec in 2006 as Senior Vice President of Clinical Development. Prior to joining GenVec, Dr. Thornton was Managing Director, Clinical and Regulatory Affairs at Angiotech Pharmaceuticals, Inc., Chief Medical Officer at ZioPharm, Inc. and Medical Officer at the Food and Drug Administration (FDA). Dr. Thornton has divided his 15-year career at FDA and in the biotechnology industry equally between oncology and infectious disease biologics clinical development.

At the FDA, he was on the clinical review team for Erbitux(R) for its initial colon cancer indication, and Pegasys(R) for its Hepatitis C indication. At the FDA he also led the initial efforts to establish the FDA Gene Therapy Patient Tracking System and published on the topic of optimizing regulatory pathways for cancer vaccines. In industry, Dr. Thornton has performed Phase I-III clinical trials in both oncology and infectious disease settings, and successfully submitted PLAs for Certiva(TM) while at North American Vaccine and WinRho(R) while at Univax Biologics.
C. Richter King, Ph.D. serves as Senior Vice President of Research, and previously as Vice President of New Product Research, an area that he still oversees. Prior to joining GenVec in 1998, Dr. King conducted extensive research into the amplification of the erbB-2 gene, which is associated with common human cancers. Dr. King directed an experienced research group at the Georgetown University Medical School’s Lombardi Cancer Research Center in Washington, DC, where he served as Associate Professor with the University’s Department of Biochemistry. Previously, Dr. King was the Director of Drug Discovery for Oncologix (now Antigenics, Inc.). Dr. King holds a Ph.D. in Biochemistry from Johns Hopkins University.
Bryan T. Butman, Ph.D. has served as our Senior Vice President of Vector Operations since January, 2006. He joined GenVec in 1999 and previously served as Director of Quality and Analytical Sciences from 1999 to 2002, Vice President of Quality from 2002 to 2005, and Vice President of Vector Operations from 2005 to 2006. Prior to joining GenVec, Dr. Butman was Executive Director of Diagnostic Product Research and Development with INTRACEL Corporation, a biotechnology company that originated from AKZO-Nobel, NV. During his 15-year career with INTRACEL, Dr. Butman developed FDA-regulated products in the areas of oncology, infectious disease, cardiovascular disease, and hematology. He began his product development career in 1983 as a Senior Scientist with Warner-Lambert, Co. Dr. Butman holds a Ph.D. in Biological Sciences from Wayne State University (Detroit, MI).
EMPLOYEES
As of February 28, 2007, we had 109 full-time employees, 21 of whom hold M.D. or Ph.D. degrees and 33 of whom hold other advanced degrees. Of our total workforce, 83 are engaged primarily in research and development activities and 26 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.
PRINCIPAL EXECUTIVE OFFICES
We were incorporated in Delaware in 1992. Our principal executive offices are located at 65 West Watkins Mill Road, Gaithersburg, Maryland 20878 and our telephone number at that location is (240) 632-0740.
AVAILABLE INFORMATION
For more information about us, visit our web site at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our web site as soon as reasonably practicable after we electronically file with or furnish them to the U.S. Securities and Exchange Commission. Our website also includes copies or links to selected published studies and posters of presentations, within the limits of copyright law and practicability, which contain additional information about clinical trials of our product candidates.
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
We have incurred net losses in each year since our inception in December 1992, including a net loss of $19.3 million for the year ended December 31, 2006. As of December 31, 2006, we had an accumulated deficit of approximately $168.9 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.
We derive substantially all of our revenues from payments from collaborations with corporations and government entities, and will continue to do so for the foreseeable future. We expect that it will be several years, if ever, before we will recognize revenue from product candidate sales or royalties. A large portion of our expenses are fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to fund research and development and to enhance our core technologies. We also expect to incur substantial costs to manufacture our product candidates. As a result, we expect that our operating expenses will increase significantly over the next several years and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.
We will need to raise additional capital to operate our business, which may not be available to us on acceptable terms or at all.
We are focused on clinical product development. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell these products and will not have product revenues from these products. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities prior to the commercialization of any potential products. We anticipate that such funds will be obtained from external sources and intend to seek additional equity, debt or lease financing or collaborative agreements with corporate, governmental or academic collaborators to fund future operations. Our actual capital requirements will depend on many factors. If we experience unanticipated cash requirements, we may need to seek additional sources of funding, which may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may cause dilution to common stockholders, have liquidation preferences and/or pre-emptive rights. In the past, we have secured funding on terms that included pre- emptive rights. For example, pursuant to an Investor Rights Agreement between GenVec and HealthCare Ventures V, L.P. dated December 21, 2001, HealthCare Ventures V and VI have the right to purchase shares of GenVec common stock that we may propose to sell in the future to prevent dilution of their interest in the company. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical studies and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities or discontinue operations.
Almost all of our revenue is derived from agreements with government agencies. These agreements are subject to termination and uncertain future funding.
A substantial portion of our revenues is dependent upon continued funding of U.S. and allied government agencies. Any significant reductions in the funding of U.S government agencies or in the funding areas targeted by our businesses could materially and adversely affect our business, results of operations and financial condition. We have entered into agreements with government agencies, such as the NIAID, DHS, USDA and NMRC and we intend to continue entering into these agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, which in turn is dependent upon adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. If we fail to satisfy our contractual obligations to deliver in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the government to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any uncompleted or partially completed work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which could materially impact our financial results.

In addition, our contract related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract related costs and fees could result in material adjustments to our revenues. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our business, results of operations and financial condition.
We apply for and have received funding from government agencies under Small Business Technology Transfer, or STTR, and Small Business Innovation Research, or SBIR, grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future, and additional funding from this source may not be available.
Agreements with government agencies may lead to claims against us under the Federal False Claims Act. These claims could result in substantial fines and other penalties.
Our Agreements with the U.S. Government are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Private enforcement of fraud claims against businesses on behalf of the U.S. Government has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per claim on the basis of the alleged claims. Prosecutions, investigations or qui tam actions could have a material adverse effect on our liquidity, financial condition and results of operations. Finally, various state false claim and anti-kickback laws also may apply to us. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect our business.
We have experienced, and may continue to experience, delays in conducting our clinical trials.
Clinical trials for the product candidates we are developing may be delayed by many factors, including a (i) limited number of, and competition for, suitable patients for the particular clinical trial; (ii) slower than expected rate of patient recruitment and enrollment; and/or (iii) failure of patients to complete the trial. We have experienced delays in enrolling patients into our TNFerade clinical trials and may have additional delays as we seek to expand enrollment. Our ability to enroll appropriate patients for any of our clinical trials also may be adversely affected by trials being conducted by our competitors for similar disease indications. The failure of any clinical trials to meet applicable regulatory standards or the standards of the relevant reviewing bodies could cause such trials to be delayed or terminated, which could further delay the development of any of our product candidates. Any such delays increase our product development costs, with the possibility that we could run out of funding. Delays in one clinical trial also can adversely affect our ability to launch clinical trials for similar or different indications. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.
Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or by us. Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and commercial prospects for our product candidates.
Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a trial to be delayed or repeated, or a program to be terminated.

We depend on clinical trial arrangements with public and private medical institutions to advance our technology, and the loss of these arrangements could impair the development of our products.
We have arrangements with a number of public and private medical institutions, and individual investigators, for the conduct of human clinical trials for our clinical product candidates including TNFerade. In some cases, trials may be conducted by institutions without our direct control or monitoring. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or reliance upon results of trials that we have not directly conducted or monitored could hinder the progress of our clinical trial programs or our development decisions. If any of these relationships are terminated, the clinical trials might not be completed, and the results might not be evaluable.
We may face liability claims related to the use or misuse of our product candidates in clinical trials. If our insurance coverage is not sufficient, a product liability claim against us could adversely affect our business.
We, alone or with our collaborators, may be held liable if any product we or our collaborators develop, or any product, which is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of the merit or eventual outcome, product liability claims may result in:
•	withdrawal of product candidates from our clinical trials;

•	withdrawal of our products from the market, if they have been approved;

•	damage to our reputation;

•	costs of litigation;

•	substantial monetary awards to plaintiffs; and/or

•	decreased demand for our products or product candidates.
Such liability claims may be expensive to defend and may result in large judgments or settlements against us. We have obtained liability coverage for clinical trials. However, we cannot be certain that our insurance policies will be sufficient to cover all claims that may be made against us. We may need to increase our coverage as we progress into late stage clinical trials and/or eventual commercial sale. Liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms.
Generally, our clinical trials will be conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our drug candidates. Any of these events could result in a claim of liability. Any such claim against us, regardless of its merit, could result in a significant award against us that could materially harm our business, financial condition and results of operations.
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
We anticipate that some of our corporate or academic collaborators will be conducting multiple product development efforts within each disease area that is the subject of their collaborations with us. In certain circumstances we have agreed not to conduct independently, or with any third party, certain research and development activities that are competitive with the research and development activities conducted under our collaborations. Therefore, our collaborations may have the effect of limiting the areas of research and development that we may pursue, either alone or with others. Some of our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of their collaborations with us. In addition, competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawing support for our product candidates.
Generally under our academic collaborations, we retain the right to non-exclusively or exclusively license any technologies developed using funding we provided. If we elect to not license a particular technology, the academic collaborator is typically free to use or license to others the technology for any purpose, including the development and commercialization of products that might compete with our products.
If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility for our products, we may experience delays, and be unable to meet demand, and may lose potential revenues.
Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our gene-based products in the volumes that will be necessary to support large-scale clinical trials or commercial sales. We do not yet know the extent to which we will be able to develop our Gaithersburg manufacturing facilities and processes for the manufacture of gene therapy product candidates. Efforts to establish capabilities, if pursued, may not meet initial expectations as to scheduling, reproducibility, yield, purity, cost, potency or quality.
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
Very few companies have shown successful large-scale manufacturing of gene-based medicines, and it is anticipated that significant challenges will be faced in the scale-up of our manufacturing process for commercial production. There are a limited number of contract manufacturers qualified to perform large-scale manufacturing of gene-based medicines. We may be unable to manufacture commercial-scale quantities of gene-base medicines, or receive appropriate government approvals, on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis or at all would prevent us from achieving our business objectives.
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
We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier, Invitrogen Corporation, for its cell culture medium and another supplier, Cambrex, for custom buffers. The cell culture medium is used to grow the cells within which our product candidates are produced. For our supply of late-stage clinical trial materials, we currently are planning to use purification resins from the Applied Biosystems Group of Applera Corporation and the BioSepra S.A. Process Division of Pall Corporation. We do not currently have supply agreements with any of these suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.
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
We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases that our product candidates target. We may also face competition from companies that may develop competing technology internally or acquire it from the government, universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product commercialization efforts.
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
Any acquisition we might make may be costly and difficult to integrate, may divert management resources or dilute stockholder value.
We may acquire assets or businesses principally relating to or complementary to our current operations, and we have in the past evaluated and discussed such opportunities with interested parties. Any acquisitions we undertake will be accompanied by the risks commonly encountered in business acquisitions. These risks include, among other things:
•	potential exposure to unknown liabilities of acquired companies;

•	the difficulty and expense of assimilating the operations and personnel of acquired businesses;

•	diversion of management time and attention and other resources;

•	loss of key employees and customers as a result of changes in management;

•	the incurrence of amortization expense; and

•	possible dilution to our stockholders.
In addition, geographic distances may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.
Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.
A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.

New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
If we are unable to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to compete with us.
Our commercial success will depend in part on obtaining patent protection for our products and other technologies and successfully defending these patents against third party challenges. Our patent position, like that of other biotechnology firms, is highly uncertain and involves complex legal and factual questions. The laws, rules and regulations affecting biotechnology patent protection in the United States and other countries is uncertain and is currently undergoing review and revision. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.
Our ability to develop and protect a proprietary position based on biotechnological innovations and technologies involving genes and gene delivery systems, methods of use, production, formulations and the like, is particularly uncertain. The U.S. Patent and Trademark Office, as well as the patent offices in other countries, have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially. Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. In addition, other companies or institutions possess issued patents and have filed and will file patent applications that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene therapy products that are the same as or similar to the subject matter of our patent applications. For example, while we have pending patent applications pertaining to particular adenovectors that cannot reproduce themselves, and adenovectors modified to alter cell binding characteristics, we are aware of issued patents and pending patent applications of other companies and institutions relating to the same subject matter. Patents and patent applications of third parties may have priority over our issued patents and our pending or yet to be filed patent applications. Proceedings before the U.S. Patent and Trademark Office and other patent offices to determine who properly lays claim to inventions are costly and time consuming, and we may not win in any such proceedings.
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
Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines and methods of making and using gene and gene-based therapy products used in or similar to our product candidates and technologies. For example, we are aware of issued patents and pending patent applications relating to gene delivery for oncology applications, including through the use of adenovectors. It could be alleged that our development of our TNFerade oncology product candidate conflicts with these patents. We also are aware of other issued patents and pending patent applications that relate to various aspects of our manufacture of our product candidates and systems, including TNFerade, and it could be alleged that our manufacture of these product candidates conflict with these patents. We have not conducted freedom to use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom to use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some circumstances, until issuance as patents.
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
If we lose our rights to use intellectual property we license from others, or those rights are not enforceable, then our ability to develop and commercialize our product candidates may be harmed.
We rely, in part, on licenses to use some technologies that are material to our business. For example, to create our product candidates we combine our adenovectors with genes intended to produce therapeutic proteins. In most instances we do not own the patents or patent applications that cover these genes and certain methods of use thereof which underlie these licenses. For these genes, we do not control the enforcement of the patents. We rely upon our licensors to properly prosecute and file those patent applications and defend and enforce any issued patents.

While many of the licenses under which we have rights provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. In addition, our rights to use these technologies and practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement, or in certain other circumstances. In addition, some of our licenses require us to achieve specific development milestones.
Our product candidates and potential product candidates will require several components that may each be the subject of a license agreement. The cumulative license fees and royalties for these components may make the commercialization of these product candidates uneconomical.
The legal proceedings to obtain, enforce and defend patents, and litigation of third party claims of intellectual property infringement, could require us to spend money and could impair our operations.
Our success will depend in part on our ability to obtain patent protection for our products and processes, both in the United States and in other countries. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and involve complex legal and factual questions. Therefore, it is difficult to predict the breadth of claims allowed in the biotechnology and pharmaceutical fields.
Protecting intellectual property rights can be expensive and time consuming. Litigation may be necessary to enforce patents issued to us or to determine the scope and validity of third party proprietary rights. Moreover, if a competitor were to file a patent application claiming technology also invented by us, we would have to participate in an interference proceeding before the U.S. Patent and Trademark Office to determine the priority of invention. We may be drawn into interferences with third parties or may have to provoke interferences ourselves to challenge third party patent rights to allow us or our licensees to commercialize products based on our technologies. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An unfavorable result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using some technologies.
Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us. Patents held by others may require us to alter our products or processes, obtain licenses, or stop activities. If relevant claims of third party patents are upheld as valid and enforceable we could be prevented from practicing the subject matter claimed in the patent. In addition, we may be required to obtain licenses, redesign our products or processes to avoid infringement, or pay money damages. As a result, our business may suffer if we are not able to obtain licenses at all or on commercially reasonable terms to us or we are required to redesign our products or processes to avoid infringement.
RISKS RELATED TO REGULATORY MATTERS
We are a biopharmaceutical company deploying unproven technologies, and we may never be able to develop, obtain regulatory approval of, or market any of our product candidates.
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
Gene-based products may be susceptible to various risks, including undesirable and unintended side effects from genes or the delivery systems, unintended immune responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval or commercial use. Successful products require significant development and investment, including a lengthy and uncertain period of testing to show their safety and effectiveness before their regulatory approval or commercialization. We have not proven our ability to develop, obtain regulatory approval of or commercialize gene-based medicines or vaccines. We may be unable to successfully select those genes or antigens with the most potential for commercial development.

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
The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we or our collaborators will obtain regulatory approval for any product we develop. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials of the product and an extensive regulatory approval process implemented by the FDA. To date, the FDA has not approved a gene therapy product for sale in the United States. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Before commencing clinical trials, we must submit to the FDA and receive approval from the FDA of an Investigational New Drug application (IND). Clinical trials are subject to continuing oversight by Institutional Review Boards and the FDA. Clinical trials are also subject to:
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
TNFerade therapy and most of our other product candidates under development could be broadly described as recombinant DNA therapies. A number of clinical trials are being conducted by other biotechnology and pharmaceutical companies involving related therapies, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious adverse events and unexpected side effects attributable to the treatment, or any response by the FDA or other similar regulatory authority to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval or negatively influence public perception of our product candidates. As a result, these conditions could harm our business and results of operations and depress the value of our stock.
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
Our product candidates involve new technologies and therapeutic approaches in the field of gene therapy, which is a new and evolving field. As discussed above, no gene therapy product has received regulatory approval in the U.S., and adverse events in this field may negatively affect public perception of our product candidates. Even if our product candidates attain regulatory approval, our success will depend upon the medical community, patients and third party payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective and safe. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments that they are already familiar with and for which greater clinical data may be available. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend our products for a variety of reasons, including the reimbursement policies of government and third-party payors. Further, third party payors, such as health insurance plans, may be reluctant to authorize and pay for new forms of treatment that they may deem expensive and less proven than existing treatments. Even if gene therapy products, and our product candidates in particular, are accepted by the medical community and third-party payors, the public in general, or patients in particular, may be uncomfortable with new therapies, including our product candidates, and it could take substantial time for them to accept gene therapy products as a viable treatment alternative, if ever. If gene therapy and our product candidates do not gain widespread acceptance, we may be unable to generate significant revenues, if any, which would adversely affect our results of operations. In addition, even if our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our product candidates or that render them obsolete.

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
Although we have general liability insurance, these policies contain exclusions from insurance against claims arising from pollution from chemical or radioactive materials. Our collaborators are working with these types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials. Although, we believe that we are currently in compliance with all applicable environmental and occupational health and safety regulations, compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.
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
Our business involves animal testing and changes in laws, regulations or accepted clinical procedures or social pressures could restrict our use of animals in testing and adversely affect our research and development efforts.
Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts.
In addition, preclinical animal studies conducted by us or third parties on our behalf may be subject to the United States Department of Agriculture regulations for certain animal species. Failure to comply with applicable regulations could extend or delay clinical trials conducted for our drug candidates.
RISKS RELATED TO OUR COMMON STOCK AND ORGANIZATIONAL STRUCTURE
Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you pay for them.
The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2006 to December 31, 2006, our stock price has ranged from $0.91 to $2.92. The following factors, among others, could have a significant impact on the market price of our common stock:
•	the results of our preclinical studies and clinical trials or announcements regarding our plans for future studies or trials, or those of our collaborators, licensees or competitors;

•	evidence or lack of evidence of the safety or efficacy of our potential products or those of our collaborators, licensees or competitors;

•	the announcement by us or our collaborators, licensees or competitors of technological innovations or new products;

•	developments concerning our patent or other proprietary rights or those of our collaborators, licensees or competitors, including litigation and challenges to our proprietary rights;

•	other developments with our collaborators or licensees, including our entry into new collaborative or licensing arrangements;

•	geopolitical developments, natural or man-made disease threats, or other events beyond our control;

•	U.S. and foreign governmental regulatory actions;

•	changes or announcements in reimbursement policies;

•	period-to-period fluctuations in our operating results;

•	market conditions for life science stocks in general;

•	changes in the collective short interest in our stock;

•	changes in estimates of our performance by securities analysts; and

•	our cash balances, need for additional capital, and access to capital.

We are at risk of securities class action litigation due to our expected stock price volatility.
In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. To date, we have not been subject to class action litigation. However, we may in the future be the target of this litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources, and could seriously harm our business.
We have not declared any dividends on our common stock to date, and we have no intention of declaring dividends in the foreseeable future.
The decision to pay cash dividends on our common stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.
We depend on our key technical and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.
We rely and will continue to rely on our key management and scientific staff, all of whom are employed at-will. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business and results of operations. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. If we do not succeed in retaining and recruiting necessary personnel or developing this expertise, our business could suffer significantly.
Our Chief Financial Officer and our Senior Vice President, Product Development have limited experience with us.
Our Chief Financial Officer, Douglas J. Swirsky, joined us in September 2006. Our Senior Vice President, Product Development, Mark O. Thornton, joined us in October 2006. Accordingly, Mr. Swirsky and Dr. Thornton have limited experience with us. New senior management may result in a number of changes to our business. These changes could result in risks that, among other things, our business plans are altered, terminated or are not implemented in a timely manner, or that our ability to raise capital is impaired.
We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:
•	establishing a classified board of directors requiring that members of the board be elected in different years, which lengthens the time needed to elect a new majority of the board;

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

•	limiting the ability of stockholders to call special meetings of the stockholders;

•	prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing 90 to 120 day advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.
We have adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.
In November 2001, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 20 percent or more of our outstanding common stock or 10 business days after commencement or announcement of a tender or exchange offer for 20 percent or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20 percent or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.
The issuance of debt or preferred stock could adversely affect our common stockholders.
We have on file an effective shelf registration statement that allows us to raise up to $100 million from the sale of common or preferred stock or debt. The issuance of debt or preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of debt or preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report, a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.
We initially became subject to these requirements for our fiscal year ended December 31, 2004. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Growth of our business will necessitate ongoing changes to our internal control systems, processes and infrastructure, including our information systems. We cannot be certain that our current design for internal control over financial reporting, and any modifications necessary to reflect changes in our business, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis.

If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment of the effectiveness of internal controls over financial reporting, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
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
We leased 25,000 square feet for research and development laboratories and manufacturing space located in Charlestown, Massachusetts. In conjunction with the sale of our myoblast cell therapy assets in December 2005, we subleased approximately 11,000 square feet of our Charlestown facility through September 2006. The Charlestown facility lease expired on October 3, 2006.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
There were no matters submitted by the Company during the quarter ended December 31, 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

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
Since our initial public offering of common stock on December 12, 2000, our common stock has been traded in the over-the-counter market and is included for quotation on the Nasdaq National Market under the symbol GNVC. Set forth below is the range of high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the two most recent years:

	HIGH	LOW
First Quarter 2006	$2.29	$1.66
Second Quarter 2006	$2.16	$1.35
Third Quarter 2006	$1.40	$0.92
Fourth Quarter 2006	$2.56	$1.09

First Quarter 2005	$2.38	$1.60
Second Quarter 2005	$2.01	$1.69
Third Quarter 2005	$3.00	$1.81
Fourth Quarter 2005	$2.08	$1.52
STOCK PERFORMANCE GRAPH
The following graph shows the cumulative total return to our stockholders for the Company’s Common Stock from December 31, 2001 through December 31, 2006 as compared to (i) an overall stock market index, the NASDAQ Composite Index and (ii) a peer group index, the NASDAQ Pharmaceutical Index. The returns were calculated assuming that $100 was invested on December 31, 2001 in the Company’s Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on the Company’s Common Stock. The information contained in the Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates it by reference into any such filing.
The following graph is presented in accordance with Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GenVec, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

	GenVec, Inc.	Nasdaq Composite	Nasdaq Pharmaceutical
12/31/01	$100.00	$100.00	$100.00
12/31/02	$64.24	$69.66	$64.40
12/31/03	$66.67	$99.71	$92.31
12/31/04	$32.93	$113.79	$100.78
12/31/05	$33.33	$114.47	$113.36
12/31/06	$48.88	$124.20	$115.84

As of February 28, 2007, there were approximately 180 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or “DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are, therefore, considered to be held of record by Cede & Co. as one stockholder.
We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.
ITEM 6. SELECTED FINANCIAL DATA
The following tables sets forth our selected financial data for each of the years in the five-year period ended December 31, 2006. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	DECEMBER 31,
	2006	2005	2004	2003	2002
SUMMARY STATEMENT OF OPERATIONS:
(in thousands, except per share data)
Revenue	$18,923	$26,554	$11,853	$10,520	$8,414
Operating expenses:
Research and development	29,569	30,802	23,087	23,457	24,352
General and administrative	9,604	8,333	7,884	8,405	9,635
Loss on disposal of assets	—	1,895	2	—	8

Total operating expenses	39,173	41,030	30,973	31,862	33,995

Operating loss	(20,250)	(14,476)	(19,120)	(21,342)	(25,581)
Other income (loss), net	978	484	226	81	(17)

Net loss	$(19,272)	$(13,992)	$(18,894)	$(21,261)	$(25,598)

Basic and diluted net loss per share	$(0.30)	$(0.24)	$(0.35)	$(0.65)	$(1.17)

Shares used in computing of basic and diluted net loss per share	64,038	57,823	54,331	32,963	21,816

	DECEMBER 31,
	2006	2005	2004	2003	2002
SUMMARY BALANCE SHEET DATA:
(in thousands)
Cash, cash equivalents and short-term investments	$34,373	$31,999	$30,763	$26,523	$17,652
Working capital	30,065	30,477	26,021	20,636	12,471
Long-term investments	—	—	2,302	13,438	2,708
Total assets	40,168	41,901	44,071	52,684	31,085
Long-term debt, less current portion	1,601	2,351	3,264	4,539	5,921
Accumulated deficit	(168,858)	(149,586)	(135,594)	(116,700)	(95,439)
Total stockholders’ equity	30,791	31,422	30,481	37,026	15,629

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report. See “Business — Risks and Uncertainties” regarding certain factors known to GenVec that could cause reported financial information not to be necessarily indicative of future results, including discussions of the risks related to the development, regulatory approval, manufacture, proprietary protection of our product candidates, and their market success relative to alternative products.
OVERVIEW
We are a biopharmaceutical company focused on the development and commercialization of innovative gene-based therapies to treat cancer, vision and hearing loss and balance disorders, and vaccines to prevent infectious diseases. We combine our patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade for cancer, currently in the Phase III portion of a pivotal trial for advanced pancreatic cancer, Atoh1 for hearing and balance impairment and PEDF for eye disease. Using the same, gene transfer technology, we are also collaborating with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of vaccine candidates against infectious diseases, including HIV, malaria and influenza and a veterinary vaccine against foot-and-mouth disease.
We will seek collaborative partners to advance the clinical development of TNFerade for the treatment of cancer, Atoh1 for the treatment of hearing and balance impairment, PEDF for the prevention of blindness, and BIOBYPASS for the treatment of heart disease. If GenVec enters into collaborative licensing and/or funded research arrangements, operating expenses would increase commensurate with the increased revenues from such arrangements.
To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities and debt financings.
We have incurred operating losses each year since inception and, as of December 31, 2006, had an accumulated deficit of approximately $168.9 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums and other general corporate expenditures.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
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
GenVec believes the following accounting policies to be critical because they require significant estimates or judgment on the part of management:
Revenue Recognition.Research and development (R&D) revenue from cost-reimbursement and cost-plus agreements are recognized as earned based on the performance requirements of the contract. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Non-refundable R&D fees for which no further performance obligations exist are recognized when collection is assured. Contract and upfront license payments where GenVec has continued involvement through a research or development collaboration are recognized ratably over the contract period. Revenue associated with performance milestones are recognized based on achievement of the milestones as defined in the respective agreements.
In accordance with Staff Accounting Bulletin 104, GenVec has deferred recognition of up-front contract or license payments received under its collaboration and license agreements and has recognized the related unearned revenues ratably over the terms of the collaboration agreements, generally ranging from two to four years.
Clinical Trial Expenses and Research and Development Activities: The Company accrues estimated costs for clinical and pre-clinical studies based on estimates of work performed. The Company believes that this method best aligns the expenses it records with the efforts it expends. The Company monitors the progress of the trials and their related activities to the extent possible, and adjusts the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known; all adjustments to-date have been inconsequential.
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
GenVec tests potential product candidates in pre-clinical studies to identify indications for which they may be product candidates. GenVec may conduct multiple clinical trials to cover a variety of indications for each product candidate. As GenVec obtains results from trials, GenVec may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus its resources on more promising product candidates or indications.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, Accounting for Stock-Based Compensation. The revision is referred to as “FAS 123R — Share-Based Payment (or “SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the twelve months ended December 31, 2006 consisted of stock-based compensation expense related to employee stock option and employee stock purchase plans of approximately $954,000.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48, which is effective for fiscal years beginning after December 15, 2006, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle not otherwise reserved recorded as an adjustment to opening retained earnings. The Company has recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2006 and 2005. We are currently evaluating the impact of the adoption of FIN 48 on our financial condition, results of operations and statement of cash flows.
See Note 2 in our Notes to Financial Statements for information regarding other recent accounting pronouncements.
RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005
REVENUE
Revenue. Revenue decreased 29 percent to $18.9 million in 2006 from $26.6 million in 2005. The decrease in revenues is primarily a result of the successful completion of the one-time production of clinical grade HIV vaccine supplies for planned administration to over 10,000 patients in a Phase II proof-of-concept trial (“POCET trial”) to be conducted by NIH and expected to commence in the first half of 2007. To a lesser degree, revenues similarly declined due to the satisfactory completion of clinical material production, funded under our malaria vaccine contract with the U.S. Navy, for use in clinical testing that commenced in January 2007, as well as lower reimbursable expenses incurred under our PATH’s Malaria Vaccine Initiative (MVI) vaccine development program. These reductions were partially offset by an approximately $1.0 million increase in revenue earned in 2006 under the previously announced $1.7 million expansion of our USDA funded program for the development of a foot-and-mouth disease vaccine. Revenues in 2005 also include approximately $1.1 million in amortized revenues recognized under our development agreement with Terumo Corporation prior to the previously announced assignment of the agreement to Mytogen, Inc. in December 2005.

OPERATING EXPENSES
Research and development. Research and development expenses decreased 4 percent to $29.6 million in 2006 from $30.8 million in 2005. The decrease is primarily due to lower pass-through costs for the completed production in 2005 of clinical grade supplies of HIV and malaria vaccine candidates under our funded programs with NIH and the U.S. Navy, respectively, as well as lower expenses incurred under our PATH’s Malaria Vaccine Initiative (MVI) vaccine development program. These reductions were offset to a large extent by higher costs related to the continuing clinical evaluation of TNFerade in our Phase II/III pivotal trial for the treatment of locally advanced pancreatic cancer, coupled with approximately $681,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No.123(R) on January 1, 2006.
General and administrative. General and administrative expenses increased 15 percent to $9.6 million in 2006 from $8.3 million in 2005. General and administrative expenses were higher in 2006 primarily due to increased costs for performance-based compensation, recruitment and relocation expenses and approximately $273,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No.123(R).
Loss on disposal of assets. The loss on disposal of assets decreased to $0 in 2006 from $1.9 million in 2005 due to the non-cash write-off of intangible assets in conjunction with the previously announced sale of the Company’s myoblast cell therapy assets in December 2005.
OTHER INCOME (LOSS)
Other income (loss) increased from $484,000 in other income in 2005 to $978,000 in other income in 2006. Other interest income increased from $908,000 in 2005 to $1.2 million in 2006 due primarily to an increase in interest rates earned on invested balances. Interest expense decreased from $426,000 in 2005 to $249,000 in 2006 due to a year-to-year, $152,000 change in the non-cash market value of our interest rate swap agreement and lower interest charges due to debt repayments of $926,000 during 2006.
YEARS ENDED DECEMBER 31, 2005 AND 2004
REVENUE
Revenue. Revenue increased 124 percent to $26.6 million in 2005 from $11.9 million in 2004 primarily as a result of an increase of $13.5 million in research activities under our funded vaccine programs with the National Institute of Health (NIH), U.S. Naval Medical Research Center (NMRC), U.S. Department of Agriculture (USDA) and the Malaria Vaccine Initiative (MVI). Revenue from our HIV vaccine development contract with NIH increased $11.4 million. This increase is due to the initiation of the one-time production of clinical grade HIV vaccine supplies for a Phase II proof-of-concept trial (“POCET trial”) to be conducted by NIH and expected to commence in the first half of 2007. Revenues in 2005 also include $667,000 in amortized revenues due to the accelerated recognition of deferred income resulting from the completion of all significant performance obligation under the Terumo License and Development Agreement.
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
LIQUIDITY AND CAPITAL RESOURCES
To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for the foreseeable future until one or more of our product candidates is commercialized. As of December 31, 2006, we held $34.4 million in cash and investments as compared to approximately $32.0 million at December 31, 2005. Net cash used in operating activities was $15.1 million in 2006 compared with $13.5 million used in 2005. Net cash provided by financing activities was $17.5 million in 2006, primarily reflecting net proceeds of $18.3 million from issuance of stock and $130,000 from purchases under stock incentive programs offset by debt repayments of $926,000. Net cash provided by investing activities was approximately $2.6 million in 2006, which consisted principally of the net proceeds of the sale and maturity of investment securities offset by the purchase of property and equipment totaling $160,000. As of December 31, 2006, our working capital was approximately $30.1 million compared to $30.5 million at December 31, 2005.
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

	Payments Due by Period (000’s)
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Debt	$2,355	$754	$1,601	$—	$—
Interest	266	147	119	—	—
Operating leases	2,244	775	1,469	—	—

Total contractual obligations	$4,865	$1,676	$3,189	$—	$—

We expect our revenue for the next several years to consist primarily of payments under government grants and contracts and, to a lesser extent, corporate collaborations and interest income. We intend to focus our resources on our lead product candidate, TNFerade, for the treatment of cancer. With respect to our other product candidates, we will seek to form strategic alliances under which we will share the risks and costs of development. We also will continue to look for funded research collaborations to help offset future anticipated losses from operations. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.

We expect that significant additional financing will be required as we move our product candidates through clinical development, including the continued advancement of TNFerade through the Phase III potion of the pivotal trial for locally advanced pancreatic cancer.
On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase, at our option, up to a total of $30.0 million of the Company’s common stock over a three-year period. Due to the maximum number of shares that can be issued by the Company under the CEFF, the actual amount of additional financing available to us may be substantially less than the committed amount. Should we choose to utilize the CEFF, net proceeds from the sale of common stock under the CEFF will help defray costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer and/or other indications and general corporate purposes. As part of the CEFF arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price $2.67 per share. The Company is obligated to sell a minimum of $2.0 million of common stock available under the CEFF within a two-year period; if not, Kingsbridge may terminate the agreement. To date, the Company has not drawn on the CEFF but is eligible to do so when the Variable Weighted Average Price (VWAP) of the Company’s stock equals or exceeds the minimum purchase price of $1.25 per share.
On December 21, 2006 the Company sold 9,610,000 shares of common stock to various investors at $2.05 per share under our shelf registration. Proceeds from this sale, net of offering costs, totaled $18.3 million.
On February 1, 2007, the Company filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration was declared effective February 12, 2007 and allows the Company to obtain financing through the issuance of any combination of common stock, preferred stock, warrants or debt. To date, the Company has not utilized the shelf registration but is eligible to do so at such time the Company deems appropriate.
We believe that our existing cash reserves and anticipated cash flow from current collaborations will be sufficient to support our operations for approximately 20 months. Without new collaborations, government grants or contracts, or additional equity financing, we would use approximately $20 million in cash over the next twelve months, including approximately $200,000 for capital expenditures and $1.7 million in contractual obligations reflected in the table above.
We expect that significant additional capital will be required which we may seek through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development and/or clinical programs.
As of December 31, 2006, our net operating loss carry forwards were approximately $215.9 million. If not utilized, our loss carry forwards will expire at various dates through 2026. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations may have been triggered as a result of past or future financings. This annual limitation may result in the expiration of certain net operating losses before their use.
OFF-BALANCE SHEET OBLIGATIONS
The Company had no off-sheet balance sheet obligations during fiscal year 2006.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk.

As of December 31, 2006, we had cash and cash equivalents and short-term investments of $34.4 million as follows:

Cash and cash equivalents	$11.8 million
Short-term investments	$22.6 million
Our exposure to market risk is confined to cash and cash equivalents, which consist of instruments having original maturities of three months or less, and our short-term investment portfolio. We maintain a short-term investment portfolio of investment grade government agency notes and corporate bonds. The securities in our short-term investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2006, securities totaling $22.6 million are scheduled to mature in 2007. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We are headquartered in the United States where we conduct our pre-clinical research activities. Clinical trials are currently conducted in the United States and, to a lesser extent, Europe. Clinical sites in other locations outside of the United States are evaluated as needed. All revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
At December 31, 2006, we had an outstanding industrial revenue bond payable of $2.0 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.68 percent plus a remarketing fee. As of December 31, 2006, the fair value of the interest rate swap, excluding accrued interest, was ($47,000). We also have outstanding loans totaling $359,000 at fixed interest rates ranging from 5.0 percent to 10.5 percent. Principal and interest on these loans is due and payable monthly.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F below for a list of the financial statements being filed herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures
We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information required by this item, with the exception of information on our executive officers, which appears under “Executive Officers of the Registrant”, is incorporated by reference from our Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item, with the exception of information relating to compensation plans under which equity securities of the Registrant are authorized for issue, which appears below, is incorporated by reference from our Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.
Equity Compensation Plan Information
The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2006:

	(a)	(b)	(c)
Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column (a)

Equity compensation plans approved by security holders	6,094,004	$2.54	1,816,923
Equity compensation plans not approved by security holders	—	—	—

Total	6,094,044	$2.54	1,816,923

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from our Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1)	Financial Statements — See index to Financial Statements on page F below for a list of the financial statements being filed herein.

	(2)	Financial Statement Schedules — All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

	(3)	Exhibits – The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended & Restated Certificate of Incorporation of GenVec, Inc. (8)

3.1(a)	Certificate of Designation of the Series A Junior Participating Preferred Stock. (8)

3.2	Amended & Restated Bylaws of GenVec, Inc. (1)

4.1	Rights Agreement dated as of September 7, 2001 between the Registrant and American Stock Transfer & Trust Company, the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto. (4)

4.2	Stock Purchase Agreement dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant. (5)

4.3	Investor Rights Agreement, dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Registrant. (5)

4.4	Registration Rights Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Registrant (14)

4.5	Form of Warrant, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Registrant (14)

10.1	Form of Indemnification Agreement for Directors and Officers. (1)

10.2	2002 Stock Incentive Plan.* (15)

10.3	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.* (2)

10.4	2000 Employee Stock Purchase Plan, and form of agreement thereunder.* (1)

10.5	Amended and Restated 2000 Director Option Plan.* (7)

10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Registrant. (1)

10.7	New Collaboration Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries, Ltd. and the Registrant. + (8)

10.8	New Commercialization Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries Ltd. and the Registrant.+ (8)

10.9	License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Registrant (12)

10.10	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Registrant and Cornell Research Foundation, Inc. (8)

10.11	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Registrant. (1)

10.12	Patent License Agreement dated January 8, 2000 between the Registrant and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000 (12).

10.13	Patent License Agreement dated December 20, 2000 between the Registrant and Northwestern University. (3)

10.14	Salary Continuation Agreement between the Registrant and Paul H. Fischer dated October 15, 2002. *(8)

10.15	Change in Control Agreement between the Registrant and Paul H. Fischer dated October 15, 2002. *(8)

10.16	Salary Continuation Agreement between the Registrant and Douglas J. Swirsky dated September 18, 2006. *(16)

10.17	Change in Control Agreement between the Registrant and Douglas J. Swirsky dated September 18, 2006. *(16)

EXHIBIT
NUMBER	DESCRIPTION

10.18	Form of Salary Continuation Agreement between the Registrant and other executive officers and senior staff dated October 15, 2002. *(8)

10.19	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003 (12).

10.20	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002. (7) +

10.21	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 29, 2006. (17) +

10.22	Research Collaboration Agreement between Cordis Corporation and the Company dated as of December 22, 2003+ (12).

10.23	Common Stock Purchase Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Registrant (14)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (filed herewith).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350 (filed herewith).

32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350 (filed herewith).

*	Compensatory plan, contract or arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.

(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.

(3)	Incorporated by reference from our Annual Report on Form 10-K (File No: 0-24469) filed with the Securities and Exchange Commission on March 30, 2001.

(4)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.

(5)	Incorporated by reference from our Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on January 3, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No: 0-24469) filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.

(9)	Incorporated by reference from our Registration Statement on form S-4 (File No. 333-105320) filed with the Securities and Exchange Commission on May 16, 2003.

(10)	Incorporated by reference from Diacrin, Inc. Form 10-K, as amended. (File No. 0-20139) filed on April 29, 1992.

(11)	Incorporated by reference from Diacrin, Inc. Form 10-K (File No. 0-20139) filed on March 26, 2003.

(12)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.

(14)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2006.

(15)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2005.

(16)	Incorporated by reference from our Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.

(17)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.

By:	/s/ PAUL H. FISCHER

Paul H. Fischer, Ph.D
President, Chief Executive Officer and Director
Date:	March 15, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE

/s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ DOUGLAS J. SWIRSKY	Chief Financial Officer,	March 15, 2007
Douglas J. Swirsky	Treasurer & Secretary (Principal Financial and Accounting Officer)

*	Director	March 15, 2007

Barbara Hackman Franklin

*	Director	March 15, 2007

Wayne T. Hockmeyer, Ph.D.

*	Director	March 15, 2007

Zola Horovitz, Ph.D.

*	Director	March 15, 2007

William N. Kelley, M.D.

*	Director	March 15, 2007

Joshua Ruch

*	Director	March 15, 2007

Harold R. Werner

By:	* /s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D. Attorney-in-Fact

GENVEC, INC.
INDEX TO FINANCIAL STATEMENTS

PAGE NO.
Reports of Independent Registered Public Accounting Firm	F-1 to F-2

Balance Sheets as of December 31, 2006 and 2005	F-3

Statements of Operations—Years Ended December 31, 2006, 2005 and 2004	F-4

Statements of Stockholders’ Equity and Comprehensive Loss —Years Ended December 31, 2006, 2005 and 2004	F-5

Statements of Cash Flows—Years Ended December 31, 2006, 2005 and 2004	F-6

Notes to Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
GenVec, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K, that GenVec, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GenVec’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that GenVec, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, GenVec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GenVec, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP
McLean, Virginia
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
GenVec, Inc.:
We have audited the accompanying balance sheets of GenVec, Inc. (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in the Note 2 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GenVec, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 16, 2007

GENVEC, INC.
BALANCE SHEETS

(in thousands)
As of December 31,	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$11,803	$6,830
Short-term investments (Note 4)	22,570	25,169
Accounts receivable	1,769	4,049
Prepaid expenses and other	756	1,409
Bond sinking fund (Note 7)	313	296

Total current assets	37,211	37,753
Property and equipment, net (Notes 5 and 7)	2,921	4,147
Other assets (Note 6)	36	1

Total assets	$40,168	$41,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$754	$913
Accounts payable	492	1,180
Accrued clinical trial expenses	970	457
Accrued other expenses	4,115	3,544
Unearned revenue	815	1,182

Total current liabilities	7,146	7,276
Long-term debt, less current portion (Note 7)	1,601	2,351
Other liabilities	630	852

Total liabilities	9,377	10,479

Commitments (Notes 7 and 9)
Stockholders’ equity (Notes 9 and 10)
Preferred stock, $0.001 par value, 5,000 shares authorized in 2006 and 2005; none issued and outstanding in 2006 and 2005	—	—
Common stock, $0.001 par value; 100,000 shares authorized in 2006 and 2005; 73,449 and 63,675 shares issued and outstanding in 2006 and 2005	73	64
Additional paid-in capital	199,563	181,110
Deferred compensation costs (Note 10)	—	(121)
Accumulated other comprehensive income (loss) (Notes 4 and 12)	13	(45)
Accumulated deficit	(168,858)	(149,586)

Total stockholders’ equity	30,791	31,422

Total liabilities and stockholders’ equity	$40,168	$41,901

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS

(in thousands, except per share data)
Years ended December 31,	2006	2005	2004

Revenue from strategic alliances and research contracts (Note 8)	$18,923	$26,554	$11,853
Operating expenses:
Research and development	29,569	30,802	23,087
General and administrative	9,604	8,333	7,884
Loss on disposal of assets (Notes 3 and 6)	—	1,895	2

Total operating expenses	39,173	41,030	30,973

Operating loss	(20,250)	(14,476)	(19,120)
Other income (loss):
Interest income	1,227	908	612
Interest expense	(249)	(426)	(386)
Investment gain	—	2	—

Total other income, net	978	484	226

Net loss	$(19,272)	$(13,992)	$(18,894)

Basic and diluted net loss per share	$(0.30)	$(0.24)	$(0.35)

Shares used in computation of basic and diluted net loss per share	64,038	57,823	54,331

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
(in thousands)	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total

Balance, December 31, 2003	51,350	$51	$154,561	$(611)	$(275)	$(116,700)	$37,026
Comprehensive loss:
Net loss	—	—	—	—	—	(18,894)	(18,894)
Unrealized change in investments, net	—	—		—	(137)	—	(137)
Unrealized change in cash flow derivative, net	—	—	—	—	157	—	157
Total comprehensive loss							(18,874)
Common stock issued under Shelf registration, net	4,000	4	11,693	—	—	—	11,697
Common stock held in treasury cancelled	(70)	—	—	—	—	—	—
Common stock issued under stock incentive plans	308	1	402	—	—	—	403
Deferred compensation charge resulting from stock options	—	—	—	229	—	—	229

Balance, December 31, 2004	55,588	$56	$166,656	$(382)	$(255)	$(135,594)	$30,481
Comprehensive loss:
Net loss	—	—	—	—	—	(13,992)	(13,992)
Unrealized change in investments, net	—	—		—	(30)	—	(30)
Adjustment for change in non- qualifying hedge, net	—	—	—	—	240	—	240
Total comprehensive loss							(13,782)
Common stock issued under Shelf registration, net	7,600	8	13,990	—	—	—	13,998
Common stock issued under stock incentive plans	487	—	464	—	—	—	464
Deferred compensation charge resulting from stock options	—	—	—	261	—	—	261

Balance, December 31, 2005	63,675	$64	$181,110	$(121)	$(45)	$(149,586)	$31,422
Comprehensive loss:
Net loss	—	—	—	—	—	(19,272)	(19,272)
Unrealized change in investments, net	—	—	—	—	58	—	58
Total comprehensive loss							(19,214)
Common stock issued under shelf registration, net	9,610	9	18,290	—	—	—	18,299
Common stock issued under stock benefit plans	164	—	130	—	—	—	130
Deferred financing charge resulting from warrant issued under CEFF	—	—	(800)	—	—	—	(800)
Deferred compensation adjustment resulting from adoption of SFAS No. 123(R)	—	—	—	121	—	—	121
Stock-based compensation	—	—	833	—	—	—	833

Balance, December 31, 2006	73,449	$73	$199,563	$—	$13	$(168,858)	$30,791

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS

(in thousands)
Years ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net loss	$(19,272)	$(13,992)	$(18,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,330	2,060	1,813
Non-cash charges for options (Note 2)	954	261	229
Change in fair value of warrant (Note 10)	44	—	—
Loss on disposal of assets (Notes 3 and 6)	—	1,895	2
Gain on investments	—	(2)	—
Change in accounts receivable	2,280	(2,505)	278
Change in accounts payable and accrued expenses	(448)	67	(193)
Change in unearned revenue	(367)	(1,634)	25
Change in other assets and liabilities, net	340	342	676

Net cash used in operating activities	(15,139)	(13,508)	(16,064)

Cash flows from investing activities:
Purchases of equipment	(160)	(398)	(242)
Purchases of investment securities	(31,926)	(31,570)	(27,573)
Proceeds from sale and maturity of investment securities	34,695	33,725	33,394

Net cash provided by investing activities	2,609	1,757	5,579

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs (Note 10)	18,429	14,462	12,099
Proceeds from debt borrowings	—	—	29
Principal payments of long-term debt obligations (Note 7)	(926)	(1,247)	(1,494)

Net cash provided by financing activities	17,503	13,215	10,634

Increase in cash and cash equivalents	4,973	1,464	149
Beginning balance of cash and cash equivalents	6,830	5,366	5,217

Ending balance of cash and cash equivalents	$11,803	$6,830	$5,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$205	$265	$335
Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$844	$—	$—
Change in fair value of interest rate swap	$(52)	$(140)	$(157)
Property and equipment financed by capital leases	$—	$—	$29

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(1) ORGANIZATION AND BUSINESS DESCRIPTION
GenVec, Inc. (“GenVec,” “we,” “our,” or the “Company,”) is a biopharmaceutical company pursuing the development and commercialization of innovative gene-based therapies to treat cancer, vision and hearing loss and balance disorders, and vaccines to prevent infectious diseases. We are focused on the development and commercialization of our lead product candidate, TNFerade, for the treatment of cancer. We also have funded collaborations with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of vaccine candidates against infectious diseases, including HIV, malaria, influenza and foot-and-mouth disease.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities of three months or less.
(b) INVESTMENTS
The Company’s investments consist primarily of bonds, government agency notes and commercial paper. These investments are classified as available-for-sale securities, which are carried at fair value, with the unrealized holding gains and losses reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
(c) FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company’s financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, bond sinking fund, accounts receivable, accounts payable, long-term debt and a warrant issued in connection with our Committed Equity Financing Facility. The Company has an interest rate swap agreement to manage interest rate exposure. The swap agreement has been deemed to be ineffective due to the different pricing frequencies of the swap agreement and related debt instrument; as such, changes in fair value of the swap agreement are included in interest expense.
(d) PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of assets, generally three to five years for equipment and seven years for furniture and fixtures. Leased property meeting certain criteria is capitalized at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company incurs maintenance costs with respect to some of its major equipment. Repair and maintenance costs are expensed as incurred.
(e) REVENUE RECOGNITION
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Under SAB 104, the Company recognizes revenues when a contract is executed, the contract price is fixed and determinable, delivery of the service or products has occurred, and collectibility of the contract price is considered probable. Upfront non-refundable fees are deferred and subsequently recognized over the period in which we complete performance obligations when such fees are received in conjunction with an agreement that includes such performance obligations. Revenue associated with performance milestones is recognized based on achievement of the milestones as defined in the respective agreements. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Research and development revenue from cost-reimbursement and cost-plus fixed fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, costs and billing factors (e.g. indirect rate estimates) are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels.
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
(g) CLINICAL TRIAL EXPENSES
The Company accrues estimated costs for clinical and pre-clinical studies based on estimates of work performed. The Company believes that this method best aligns the expenses it records with the efforts it expends. The Company monitors the progress of the trials and their related activities to the extent possible and adjusts the accruals accordingly.

Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known.
(h) INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2006 and 2005.
(i) NET LOSS PER SHARE
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based upon the net loss available to common stock shareholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the twelve months ended December 31, 2005 and 2006, approximately 5.0 million and 3.4 million common stock equivalent shares were excluded, respectively, from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.
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
(l) TECHNOLOGICAL LICENSE AND INTELLECTUAL PROPERTY
Technological license and intellectual property costs consist of payments associated with license agreements and legal costs associated with the acquisition and development of intellectual property. Costs associated with the acquisition, development and/or maintenance of intellectual property, including technology licensing costs, are expensed when incurred.
(m) STOCK-BASED COMPENSATION
Prior to fiscal year 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant.
Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No.123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been restated. Under the modified prospective method, the Company recorded stock-based compensation expense for awards not fully vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123.

For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. Share-based compensation cost that has been included in expense from continuing operations amounted to $954,000 for the year ended December 31, 2006.
The following table illustrates the effect on net income for the year ended December 31, 2005 as if the Company had applied the fair value recognition provision of Statement 123 to options granted under the Company’s stock plans prior to adoption of Statement 123(R) on January 1, 2006. No pro forma disclosure has been made for periods subsequent to January 1, 2006 as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure, the value of the options are estimated using a Black-Scholes option-pricing model; compensation expense is amortized over the options’ service periods with forfeitures recognized as they occurred.

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31, 2005	December 31, 2004
	(in thousands, except per share amounts)
Net loss	$(13,992)	$(18,894)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(835)	(951)
Deduct: Total stock-based employee compensation expense included in reported net loss	109	238

Pro forma net loss	$(14,718)	$(19,607)

Net loss per share:
Basic and diluted — as reported	$(0.24)	$(0.35)

Basic and diluted — pro forma	$(0.25)	$(0.36)

(n) USE OF ESTIMATES
The preparation of financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant accounting estimates involve recognition of revenue from research and development agreements, accrual of clinical trial costs and recognition of stock-based compensation.
(o) LONG-LIVED ASSETS
In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
(p) COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(q) RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48, which is effective for fiscal years beginning after December 15, 2006, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle not otherwise reserved recorded as an adjustment to opening retained earnings. The Company recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2006 and 2005. We are currently evaluating the impact of the adoption of FIN 48 on our financial condition, results of operations and statement of cash flows.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS 157 on its results of operations and financial position.
(3) BUSINESS ACQUISITION AND DISPOSITION
On August 21, 2003, the Company and Diacrin consummated the business combination that was jointly announced in April 2003 under which GenVec acquired Diacrin through an exchange of stock. Under the terms of the agreement, each share of Diacrin Common Stock was exchanged for 1.5292 shares of GenVec Common Stock in a transaction valued at approximately $38.5 million. The Company was the acquirer and the transaction was accounted for under the purchase method pursuant to SFAS No. 141, "Business Combinations” and was intended to qualify as a tax-free reorganization. Accordingly, results of operations of Diacrin have been included in these financial statements from August 21, 2003.
On December 28, 2005, the Company completed the sale of its myoblast cell therapy assets to Mytogen, Inc. (“Mytogen”). Under the terms of the asset purchase agreement, GenVec will receive royalties on the sales of future myoblast-related products and a portion of specified milestone payments, licensing revenues and/or proceeds from the sale or transfer of key Mytogen assets, if any, that occur through December 2007. Royalty payments made to Company under this agreement will be recognized when received. In connection with the sale of the myoblast-related assets and the termination of our cell therapy operations in Charlestown, Massachusetts in December 2005, the Company incurred cash charges of approximately $75,000 in staff termination costs, accrued $460,000 for continuing lease obligations for the Charlestown facility (net of expected sublease income) and recorded non-cash write-offs of $93,000 of fixed assets and leasehold improvements and $1.8 million of intangible assets.
(4) INVESTMENTS
The amortized cost, gross unrealized holding gains and fair value of available-for-sale securities by major security type at December 31, 2006 and 2005, are as follows (in thousands):

	2006			2005
		Gross			Gross
		unrealized			unrealized
		holding			holding
	Amortized	gains	Fair	Amortized	gains	Fair
	Cost	(losses)	Value	Cost	(losses)	Value

Government and agency notes	$—	$—	$—	$2,254	$(2)	$2,252
Corporate bonds	22,557	13	22,570	22,960	(43)	22,917

	$22,557	$13	$22,570	$25,214	$(45)	$25,169

Maturities of securities classified as available-for-sale had fair values as follows at December 31 (in thousands):

	2006	2005

Due within one year	$22,570	$25,169
Due after one year through four years	—	—

	$22,570	$25,169

Proceeds from the sale of investment securities available for sale were $34.7 million and $33.7 million in 2006 and 2005, respectively. The Company did not record any realized gains or losses during 2006 and 2005.
(5) PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31 (in thousands):

	2006	2005

Equipment	$8,672	$8,625
Leasehold improvements	6,474	6,474
Furniture and fixtures	414	414

	15,560	15,513
Less accumulated depreciation and amortization	(12,639)	(11,366)

	$2,921	$4,147

Depreciation and amortization expense related to property and equipment were $1,385,000, $1,558,000, and $1,813,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
(6) INTANGIBLE ASSETS
Beginning January 2004, intangible assets arising from the Company’s merger with Diacrin were being amortized through December 2024 on a straight-line basis. The carrying value of the intangible assets was supported by the discounted value of milestone payments due under the Terumo License and Development Agreement, which was acquired as part of the merger. As of December 31, 2004, the carrying value of the intangible assets (net of amortization) was $1.9 million. On December 28, 2005, we completed the sale of the Company’s myoblast assets, which included the assignment of the Terumo License and Development Agreement, to Mytogen, Inc. As a result of the assignment, we recorded a non-cash write-off of the intangible assets (net of amortization) in the amount of $1.8 million in 2005.

(7) LONG-TERM DEBT
Long-term debt consists of the following at December 31 (in thousands):

	2006	2005

Industrial revenue bond	$1,995	$2,580
Notes payable:
Term loan from landlord	339	440
Equipment financing	—	211
Economic development loan	21	33

	2,355	3,264
Less current maturities	(754)	(913)

	$1,601	$2,351

Aggregate maturities of long-term debt are as follows (in thousands):

2007	$754
2008	794
2009	807
2010	—
2011	—
Thereafter	—

$2,355

(a) INDUSTRIAL REVENUE BOND
In June 1999, in connection with the lease of its Gaithersburg facility, the Company borrowed $5,000,000 under an Industrial Revenue Bond with the State of Maryland to fund leasehold improvements and additional equipment needs of the Company. The Bond is secured by a first priority lien on all equipment and fixtures financed, a $2,500,000 letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority, and a guarantee from The Warner-Lambert Company. The annual fee for the letter of credit is one percent of the outstanding balance, which totaled $21,000, $27,000 and $42,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Warner-Lambert’s guarantee is equal in value to the outstanding principal balance.
The Bond bears interest at a variable rate based on weekly market conditions and matures on June 1, 2009. The weighted-average interest rates during 2006, 2005 and 2004 were 5.51 percent, 3.48 percent and 1.62 percent, respectively. The Bond is subject to mandatory sinking fund redemption. The Company began making sinking fund payments in July 2000; the balance of the sinking fund at December 31, 2006 and 2005 was $313,000 and $296,000, respectively.
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
The Company has determined the interest rate swap to be ineffective, as such, changes in the fair value of the swap agreement are included in interest expense. The fair value of the swap agreement was ($47,000) and ($99,000) at December 31, 2006 and 2005, respectively.
(b) TERM LOAN
In connection with the lease of the office and laboratory facility, the landlord loaned $858,000 for the construction of leasehold improvements in the form of a term loan. This loan is payable in monthly installments of $11,900, including interest at a fixed rate of 10.5 percent over the remaining term of the building lease.

(c) EQUIPMENT FINANCING
On December 27, 2002 the Company secured $939,000 in financing for certain assets purchased by the Company at an interest rate of 10.0 percent. The note is payable in monthly installments of $26,100 through December 2005 followed by monthly installments of $14,000 through December 2006. The note was paid in full as of December 31, 2006.
On April 3, 2002 the Company secured $1,564,000 in financing for certain assets purchased by the Company. The financing consists of two notes: one note for $1,054,000 at an interest rate of 9.54 percent, payable in monthly installments of $33,600 through April 2005; the second note for $507,000 at an interest rate of 9.99 percent, payable in monthly installments of $12,800 through April 2006. Both notes were paid in full at the end of their respective amortization periods.
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
Quarterly payments of principal and interest were originally scheduled to commence on January 15, 2002. Subsequent loan payments were to be deferred or forgiven by the County if the Company achieved certain incentive provisions outlined in the loan agreement related to the hiring of new employees within the Company. As of December 31, 2003, the Company achieved certain incentive provisions related to increasing its workforce; as a result, in February 2004, the Department of Economic Development of Montgomery County, Maryland, converted $68,408 of the $125,000 conditional loan into a grant. Repayment of the remaining $56,592, plus accrued interest of $6,251, occurs in quarterly installments of $4,360, which commenced in April 2004 and continues through January 2008. The interest rate is fixed at 5 percent.
(8) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS
The Company has established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance its ability to discover, evaluate, develop and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows (in thousands):

	2006	2005	2004

Vaccine Research Center	$13,931	$18,791	$7,373
PATH’s Malaria Vaccine Initiative	352	1,496	979
U.S. Naval Medical Research Center	70	1,599	493
U.S. Department of Agriculture	1,464	498	67
Other strategic alliances and research grants	3,106	4,170	2,941

	$18,923	$26,554	$11,853

GenVec’s results of operations included $799,000, $2.3 million and $435,000 during the years ended December 31, 2006, 2005 and 2004, of amortization of upfront contract and license fees which were received in prior years. Amortized revenues for the year ended December 31, 2005 included $1.1 million from unearned upfront contract and license fees related to the Terumo agreement, including $667,000 of accelerated amortization due to the previously announced assignment of the Terumo agreement as part of the Company’s sale of its myoblast cell therapy assets in December 2005.
(a) VACCINE RESEARCH CENTER
In December 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health selected the Company to collaborate in the development of a worldwide preventative HIV vaccine candidate. This collaboration was expanded to include the development of a SARS vaccine candidate (April 2003) and an influenza vaccine candidate (February 2006). The Company has a cost-plus fixed fee sub-contract, managed for the VRC through SAIC-Frederick, Inc., which became effective January 25, 2002. Under the sub-contract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology.

The program encompasses a base year and six option years. During the fourth quarter of 2006, the program entered its fifth option year, resulting in additional committed funding for fiscal year 2007 of $3.6 million.
In September 2006, the Company entered into an additional agreement with the VRC that provides up to $52.0 million over five years, composed of an initial $7.0 million commitment expected to be realized during fiscal year 2007, and an additional $45.0 million if NIAID exercises its annual renewal options. Under the agreement, the Company will support the transfer of its manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further, clinical grade HIV vaccine production. GenVec will also receive funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, the Company will grant NIAID a non-exclusive research license for the Company’s proprietary adenovector, production cell line, manufacturing process and formulation technologies for HIV vaccines.
(b) PATH’S MALARIA VACCINE INITIATIVE (MVI)
In March 2004, the Company signed a two-year, $2,581,000 contract for the development, production and evaluation of vaccines against malaria. Under the contract, the Company is responsible for constructing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology. The contract includes $547,000 for work to be performed under a separate Collaborative Research and Development Agreement (CRADA) with the Navy Medical Research Center (NMRC). Under the CRADA, NMRC will provide the Company with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates. In August 2006, contract funding was increased to $3,164,000 and the term extended through August 2007.
(c) U.S. NAVAL MEDICAL RESEARCH CENTER (NMRC)
In January 2003, the Company signed a two-year, $1,900,000 fixed price contract to aid in the development of vaccines against malaria and dengue fever. Under the contract, the Company was responsible for constructing and producing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology.
In January 2005, the Company signed a one-year, $1,582,000 fixed price contract for the production of vaccines against malaria. Under the contract, the Company was responsible for producing, testing and releasing malaria vaccines under current Good Manufacturing Practices standards for preclinical evaluation by NMRC. The Company successfully completed production of the required malaria vaccine supplies in 2005 and will provide, as needed, regulatory support to NMRC with regard to their Investigational New Drug (IND) application with the FDA.
(d) U.S. DEPARTMENT OF ARGRICULTURE (USDA)
In August 2004, the Company signed a one-year, $304,000 cooperative agreement for the development of vaccine candidates against foot-and-mouth disease (FMD).
In March 2006, the Company received a 20-month, $1.7 million extension of its agreement with the USDA, which was funded through an interagency agreement by the U.S. Department of Homeland Security (DHS). The purpose of the agreement is to further advance the development of the Company’s proprietary cell line and adenovector technology for the generation of countermeasure vaccines and anti-viral agents to prevent the spread of FMD.
(e) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS
Revenues in 2006 include $1.7 million and $222,000 earned under our collaboration agreements with Fuso Pharmaceutical Industries, Ltd. (FUSO) and the Cordis Corporation (Cordis), respectively. In accordance with the terms of the agreement, the FUSO collaboration ended December 31, 2006. Revenue earned in 2006 under the Cordis agreement reflect a portion of deferred revenues recognized in connection with a $1.0 million advance payment received from Cordis in January 2004. As of December 31, 2006, the balance of deferred revenues related to the Cordis agreement was $63,000; this balance will be recognized as termination costs are incurred by the Company in connection with the previously announced decision in May 2006 to end the Phase II BIOBYPASS trial. The Company will retain development rights to BIOBYPASS and will explore alternative commercialization strategies as data and circumstances warrant.

Revenues in 2005 include approximately $1.1 million recognized under our development agreement with Terumo Corporation (Terumo) prior to the previously announced sale of our myoblast assets and assignment of the Terumo agreement to Mytogen, Inc. in December 2005.
(9) COMMITMENTS
(a) LEASE AGREEMENTS
The Company has a non-cancelable operating lease for its Gaithersburg, MD facilities, which expires in October 2009. The Company also had an operating lease for its Charlestown, MA facility, which expired in October 2006. The lease agreement for the Gaithersburg, MD facility includes a provision for a 3 percent annual increase in base rent. The lease contains renewal options for up to fourteen years and requires the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlord’s initial contribution of $1,300,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease. Rent expense under all operating leases was approximately $611,000, $1,934,000 and $1,492,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Future minimum lease payments under our non-cancelable operating lease are as follows (in thousands):

2007	$775
2008	792
2009	677
2010	—
2011	—
Thereafter	—

$2,244

At December 31, 2006 and 2005, the Company had a deferred lease liability of $582,000 and $745,000, respectively.
(b) LICENSE AGREEMENTS
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
In December 2000, the Company entered into an exclusive worldwide license agreement with Northwestern University for certain rights to methods and compositions for inhibiting angiogenesis using PEDF for ocular gene therapy applications. In exchange for this license, the Company paid a $50,000 non-refundable fee to Northwestern and has committed to additional payments upon the achievement of specified clinical milestones, as well as product royalties based on net sales of a licensed product.
In November 2001, the Company entered into an exclusive, worldwide license agreement with Baylor College of Medicine (Baylor) for the rights to related to the MATH1 and HATH1 composition of matter and methods of use thereof for gene therapy applications. As consideration for the rights, the Company agreed to pay a non-refundable initial license fee of $50,000 at the time of execution of the license agreement. In addition, the Company has agreed to pay a minimum annual license maintenance fee, a percentage of product royalties, and milestone payments based on the Company’s achievement of certain clinical and regulatory related milestones for these rights.

In December 2006, the Company terminated its license with the Public Health Service (PHS) covering certain development and commercialization rights regarding diagnostic and therapeutic uses of the PEDF gene and protein.
The Company’s license agreements often include event based milestone payments, the timing of which is dependent upon a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims.
(c) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS
The Company has agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received rights to the resulting technology. Total grants paid by the Company were approximately $190,000, $261,000, and $483,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
As discussed in Note 2, the Company has agreements with clinical sites for the treatment of patients under clinical protocols. Total costs under these agreements were $1,713,000, $3,154,000 and $2,482,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Additionally, certain agreements disclosed above require the Company to pay royalties upon commercial sales of specified products. The Company generally bases the royalties on a percentage of net sales or other product fees earned. Royalties will become due when sales are generated.
(10) STOCKHOLDERS’ EQUITY
(a) CAPITAL STOCK
In April 2005, the Company filed with the Securities and Exchange Commission a $35,000,000 shelf registration statement on Form S-3, replacing our prior $25,000,000 shelf registration statement.
•	On September 26, 2005, the Company sold 7,600,000 shares of common stock to various investors at $2.00 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $14.0 million. SG Cowen & Co., LLC (“SG Cowen”) was engaged as the sole placement agent for this transaction. At the time of this offering, Stelios Papadopoulos, Ph.D., was a Vice Chairman in the investment banking division of SG Cowen and was a member of GenVec’s board of directors.

•	On December 21, 2006, the Company sold 9,610,000 shares of common stock to various investors at $2.05 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $18.3 million. Rodman and Renshaw was engaged as the sole placement agent for this transaction.
As of December 31, 2006, $0.1 million of unissued securities are registered under the shelf registration statement on Form S-3 filed in April 2005.
On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price equal to $2.67. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The Company has classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 4.7 year remaining life for the warrant, a 4.7 percent risk-free interest rate, and an 86.5 percent expected volatility and no dividend yield, the fair value of warrant liability as of December 31, 2006 was $844,000. Changes in fair value are recorded against operations in the reporting period in which they occur; decreases in fair value are recorded as interest income and increases in fair value are recorded as interest expense.
Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is equal to the lesser of 1.75 percent of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million.

The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $1.25, or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also requires the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, and to maintain its effectiveness. The Company is obligated to sell a minimum of $2.0 million of common stock available under the CEFF within a two-year period; if not, Kingsbridge may terminate the agreement. To date, the Company has not drawn on the CEFF but is eligible to do so when the VWAP of the Company’s stock equals or exceeds the minimum purchase price of $1.25 per share.
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
On February 1, 2007, the Company filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration was declared effective February 12, 2007 and allows the Company to obtain financing through the issuance of any combination of common stock, preferred stock, warrants or debt. To date, the Company has not utilized the shelf registration but is eligible to do so at such time the Company deems appropriate.
In addition to the Common Stock reflected on the Company’s balance sheets, the following items are reflected in the capital accounts as of December 31, 2006 and 2005:
•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.

•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.
(b) STOCK OPTION GRANTS
Stock Option Plans
In June 2002, at the Company’s Annual Meeting, the stockholders of the Company approved the 2002 Incentive Stock Plan (“2002 Plan”) as the replacement for the 1993 Stock Incentive Plan (“1993 Plan”) and 2000 Director Plan (“2000 Plan”). As originally approved by stockholders, under the 2002 Plan, the Company may grant statutory and non-statutory stock options and restricted stock awards for the purchase of newly issued common stock up to an aggregate of 1,000,000 shares, plus any shares remaining or that are subject to awards that expire or terminate under the 1993 Plan and 2000 Plan. Grants awarded under the 2002 Plan may be subject to adjustment in the event of stock splits and other similar events.
In August 2003, in connection with the Diacrin acquisition, the stockholders approved an increase in the number of common shares to be issued under the 2002 Plan by an additional 1,000,000.
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

Generally, 12.5 percent of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next three and one-half years. Stock options granted under this plan generally have a contractual term of ten years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at December 31, 2006 expire through 2016.
Options granted under the 1993 Plan include statutory and non-statutory awards, generally permit 25 percent of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 1993 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Options granted under the 2000 Plan were made to non-employee directors, are generally exercisable as to 25 percent of the shares underlying the option as of each anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 2000 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at December 31, 2006 expire through 2012.
In August 2003, the Company and Diacrin consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin under its 1990 Stock Option Plan (1990 Plan) and 1997 Stock Option Plan (1997 Plan). Additional grants under these plans subsequent to the merger were prohibited. Each option under the1990 Plan and the 1997 Plan assumed by the Company continued to have, and be subject to, the same terms and conditions set forth in the Diacrin option plan under which the option was granted except as adjusted to reflect, among other things, the merger exchange ratio and any future changes to the Company’s capitalization. As of December 31, 2006, awards outstanding under the 1990 Plan and 1997 Plan were 30,584 shares and 504,629 shares, respectively, of which 11,469 shares remain unvested. Option holders will receive newly issued shares of the Company’s common stock upon exercise of their options. Both plans are administered by the Compensation Committee and include statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1990 Plan and 1997 Plan at December 31, 2006 expire through 2008 and 2013, respectively.
Stock Option Valuation and Expense Information under SFAS No. 123(R)
On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method which requires the Company to record compensation cost related to unvested option awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service period of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with SFAS No. 123(R) and compensation expense is recognized on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the twelve-month period ended December 31, 2006, which was allocated as follows:

For the Twelve
Months Ended
December 31, 2006
(in thousands)
Research and development	$681
General and administrative	273

$954

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the twelve months ended December 31, 2006 and 2005 was $1.17 and $1.10 per share, respectively. The following weighted average assumptions were used for calculations under the Black-Scholes model for 2006 and 2005 pursuant to FAS 123(R) and FAS 123, respectively.

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31, 2006	December 31, 2005
Risk-free interest rate	4.60%	3.70%
Expected dividend yield	0.00%	0.00%
Expected volatility	86.53%	75.00%
Expected life (years)	5.64	4.00
The volatility assumption is based on the 5-year long-term volatility of the Company’s stock price in relationship to its average stock price during the same period. Prior to January 1, 2006, the Company had used an average of its historical stock price volatility and an industry volatility index in accordance with SFAS No. 123 for purposes of its pro forma information.
The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 4.28 percent to 5.22 percent and 3.46 percent to 4.39 percent, respectively, for the twelve months ended December 31, 2006 and 2005.
The dividend yield is based on the assumption that the Company is not expected to declare a dividend over the life of the options.
The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and assumes options will be exercised at the midpoint of the valuation date and the full contractual term of the option.
SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the condensed statements of operations for the twelve-month period ended December 31, 2006 has been reduced for actual forfeitures. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company recorded forfeitures as they occurred in the applicable reporting period. The Company does not record tax related effects on stock-based compensation given the Company’s historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.
Stock Options
As of December 31, 2006, unrecognized stock-based compensation expense related to stock options was approximately $2.6 million. This amount is expected to be expensed over a weighted average period of 3.7 years. The aggregate intrinsic value of stock options outstanding, exercisable and exercised as of December 31, 2006 is approximately $2.3 million, $758,000 and $24,000, respectively. The Company realized proceeds of $55,000 and $327,000 from options exercised during the twelve months ended December 31, 2006 and 2005, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life	price	of shares	price
	(number of shares in thousands)
$0.00 - $1.00	46	6.0	$0.70	34	$0.70
$1.01 - $3.00	3,530	7.7	1.82	1,601	2.06
$3.01 - $4.00	1,263	5.5	3.29	1,143	3.29
$4.01 - $5.00	497	2.8	4.38	497	4.38
$5.01 - $10.00	172	2.4	6.59	172	6.59

	5,508	6.5 years	$2.53	3,447	$3.02

Changes in stock options were as follows:

		Average
	Number of Shares	Exercise
(in thousands, except per share data)	Under Option	Price

Outstanding at December 31, 2003	4,248	$3.15
Granted	1,105	3.03
Exercised	(289)	1.19
Cancelled	(279)	3.64
Outstanding at December 31, 2004	4,785	3.20
Granted	1,633	1.91
Exercised	(342)	0.96
Cancelled	(1,235)	3.05
Outstanding at December 31, 2005	4,841	3.01
Granted	2,041	1.59
Exercised	(44)	1.27
Cancelled	(1,330)	2.90

Outstanding at December 31, 2006	5,508	$2.52

As of December 31, 2006 options covering 3,446,733 shares were exercisable at $0.70 to $9.63 per share (average $3.02 per share) and options covering 1,816,923 shares remain available to be granted.
(c) EMPLOYEE STOCK PURCHASE PLAN
In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the “Plan”. Under the Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. In June 2006, the Board approved a resolution effectively fixing the number of shares available for issuance under the Plan. As of December 31, 2006, 2,015,245 shares were available for issuance under the Plan.
Employees purchased 120,146 shares, 98,357 shares and 66,124 shares during the twelve months ended December 31, 2006, 2005 and 2004, respectively, at a weighted average purchase price of $1.19, $1.39 and $1.75. The Company realized proceeds of $143,000, $137,000 and $116,000 from shares acquired under the Plan during the twelve months ended December 31, 2006, 2005 and 2004, respectively.

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
(d) WARRANTS
Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants vested according to a combination of time and events as prescribed in the agreements. Outstanding and vested warrants are summarized below (in thousands, except per share amounts):

	2006		2005		2004
Exercise Price	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested

$2.67	520	520	0	0	0	0
$3.60	66	66	66	66	66	66
$3.93	0	0	25	25	31	31
$8.85	0	0	0	0	318	318

	586	586	91	91	415	415

(11) INCOME TAXES
A reconciliation of tax credits computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows (in thousands):

	2006	2005	2004
Tax provision computed at the statutory rate	$(6,553)	$(4,676)	$(6,424)
State income taxes, net of federal income tax provision	(404)	(962)	(751)
Book expenses not deductible for tax purposes	6	7	8
Research and experimentation tax credit	(1,119)	(1,146)	(787)
Nondeductible compensation expense	322	94	89
Change in valuation allowance for deferred tax assets	7,748	6,683	7,865

Income tax expense	$—	$—	$—

The valuation allowance for deferred tax assets increased approximately $7.7 million, $6.7 million and $7.9 million for the years ended December 31, 2006, 2005 and 2004.
Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulated net losses to date, the Company has provided a full valuation allowance against its deferred tax assets.
Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2006	2005	2004
Net operating loss carryforwards	$83,394	$76,689	$71,682
Capital loss carryforwards	328	328	328
Research and experimentation tax credit	11,544	10,425	9,279
Deferred rent	—	178	—
Unearned revenue	—	—	485
Property and equipment, principally due to differences in depreciation	(501)	(507)	(655)
Deferred compensation expense	793	747	785
Intangible asset	—	—	(727)
Other	178	151	139

Total deferred tax assets	95,736	88,011	81,316
Valuation allowance	(95,736)	(88,011)	(81,316)

Net deferred tax assets	$—	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.
At December 31, 2006, the Company has net operating loss carryforwards of approximately $215.9 million for federal income tax purposes of which $59.4 million expire at various dates through 2013, and $156.5 million expire at various dates through 2026. The Company has research and experimentation tax credit carryforwards of $11.5 million at December 31, 2006, of which $1.7 million expire through 2013 and $9.8 million expire through 2026. The Company also has capital loss carryforwards of $0.8 million, which will expire 2008.
The Company’s NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2006 and in prior years, the Company may have experienced such ownership changes. Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with the Company.
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
(12) OTHER COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

		Unrealized	Accumulated
	Unrealized	Gain (Loss)	Other
	Gain (Loss)	on Derivative	Comprehensive
	on Securities	Instruments	Income(Loss)
Balance, December 31, 2003	$122	$(397)	$(275)
Adjustment of unrealized gain (losses) reclassified into income	(137)	—	(137)
Unrealized loss on cash flow derivatives		(25)	(25)
Interest expense realized in operations	—	182	182
Balance, December 31, 2004	$(15)	$(240)	$(255)
Adjustment of unrealized gain (losses) reclassified into income	(30)	240	210
Balance, December 31, 2005	$(45)	$—	$(45)
Adjustment of unrealized gain (losses) reclassified into income	58	—	58

Balance, December 31, 2006	$13	$—	$13

Other comprehensive income (loss) does not reflect the effect of income taxes because the Company had no income tax provision during the three years ended December 31, 2006.

(13) QUARTERLY RESULTS (UNAUDITED)
The Company’s unaudited quarterly information is as follows (in thousands, except per share data):

2006	Q1	Q2	Q3	Q4

Revenue	$5,923	$5,159	$4,342	$3,499
Net Loss	$(4,062)	$(4,102)	$(5,288)	$(5,820)
Basic and Diluted Loss Per Share	$(0.06)	$(0.06)	$(0.08)	$(0.09)

2005	Q1	Q2	Q3	Q4

Revenue	$4,549	$7,348	$6,897	$7,760
Net Loss	$(3,458)	$(2,956)	$(3,249)	$(4,329)
Basic and Diluted Loss Per Share	$(0.06)	$(0.05)	$(0.06)	$(0.07)
The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters may not equal the loss per share for the respective twelve-month period.