Form 10-Q
period 2007-03-31
GENVEC INC
filed 2007-05-10
CIK 934473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of April 30, 2007, the Registrant had 73,611,546 shares of common stock, $.001 par value, outstanding.

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
Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:
•	our financial condition and our ability to raise capital to fund clinical programs and future operations;

•	the early stage of our product candidates under development;

•	uncertainties with, and unexpected results and related analyses relating to clinical trials of our product candidates (including the length of time required to enroll suitable patient subjects and our ability to secure clinical trial sites);

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	the timing and content of future FDA regulatory actions against us, our product candidates, or our collaborators;

•	our ability to find collaborators or commercialize on our product candidates; and

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.
Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth under Item 1A on our Annual Report on Form 10-K for the year ended December 31, 2006 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we assume no duty to update our forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,692	$11,803
Short-term investments	21,425	22,570
Accounts receivable	2,473	1,769
Prepaid expenses and other	869	756
Bond sinking fund	474	313

Total current assets	34,933	37,211
Property and equipment, net	2,674	2,921
Other assets	32	36

Total assets	$37,639	$40,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$753	$754
Accounts payable	488	492
Accrued clinical trial expenses	800	970
Accrued other expenses	3,454	4,115
Unearned revenue	4,369	815

Total current liabilities	9,864	7,146
Long-term debt, less current portion	1,567	1,601
Other liabilities	581	630

Total liabilities	12,012	9,377

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized in 2007 and 2006; none issued and outstanding in 2007 and 2006	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 73,500 and 73,449 shares issued and outstanding at March 31, 2007 and December 31, 2006	73	73
Additional paid-in capital	200,405	199,563
Accumulated other comprehensive income	8	13
Accumulated deficit	(174,859)	(168,858)

Total stockholders’ equity	25,627	30,791

Total liabilities and stockholders’ equity	$37,639	$40,168

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue from strategic alliances and research contracts	$2,903	$5,923

Operating expenses:
Research and development	6,638	7,907
General and administrative	2,484	2,367

Total operating expenses	9,122	10,274

Loss from operations	(6,219)	(4,351)

Other income (expense):
Interest income	409	327
Interest expense	(191)	(38)

Total other income, net	218	289

Net loss	$(6,001)	$(4,062)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale	$(5)	$3

Other comprehensive income (loss)	(5)	3

Comprehensive loss	$(6,006)	$(4,059)

Basic and diluted net loss per share	$(0.08)	$(0.06)

Shares used in computing basic and diluted net loss per share	73,460	63,708

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2006	73,449	$73	$199,563	$13	$(168,858)	$30,791
Net loss	—	—	—	—	(6,001)	(6,001)
Unrealized loss in investments, net	—	—	—	(5)	—	(5)
Total comprehensive loss						(6,006)
Common stock issued under stock benefit plans	51	—	162	—	—	162
Stock-based compensation	—	—	680	—	—	680

Balance, March 31, 2007	73,500	73	200,405	8	(174,859)	$25,627

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,001)	$(4,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	413
Non-cash charges for options	680	270
Change in fair value of warrant	141	—
Change in accounts receivable	(704)	319
Change in accounts payable and accrued expenses	(977)	(1,768)
Change in unearned revenue	3,555	(218)
Change in other assets and liabilities, net	(165)	385

Net cash used in operating activities	(3,406)	(4,661)

Cash flows from investing activities:
Purchases of property and equipment	(73)	(79)
Purchases of investment securities	(6,098)	(2,503)
Proceeds from sale and maturity of investment securities	7,500	6,250

Net cash provided by investing activities	1,329	3,668

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	162	10
Principal payments of long-term debt	(196)	(253)

Net cash provided by (used in) financing activities	(34)	(243)

Decrease in cash and cash equivalents	(2,111)	(1,236)
Beginning balance of cash and cash equivalents	11,803	6,830

Ending balance of cash and cash equivalents	$9,692	$5,594

Supplemental disclosures of cash flow information:
Interest paid	$43	$52

Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$985	$800

See accompanying notes to condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(1)	General
The condensed financial statements included herein have been prepared by GenVec, Inc. (“GenVec” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three-month periods ended March 31, 2007 and March 31, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(2)	Investments
The amortized cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities by major security type at March 31, 2007 and December 31, 2006, are as follows (in thousands):

	March 31, 2007			December 31, 2006
		Gross			Gross
		unrealized			unrealized
		holding			holding
	Amortized	gains	Fair	Amortized	gains	Fair
	Cost	(losses)	Value	Cost	(losses)	Value
Corporate bonds	$21,417	$8	$21,425	$22,557	$13	$22,570

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	March 31,	December 31,
	2007	2006
Due within one year	$21,425	$22,570

(3)	Stock Benefit Plans
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
In August 2003, in connection with the Diacrin Inc. (“Diacrin”) acquisition, the stockholders approved an increase in the number of common shares to be issued under the 2002 Plan by an additional 1,000,000.
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
Generally, 12.5 percent of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next three and one-half years. Stock options granted under this plan generally have a contractual term of ten years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at March 31, 2007 expire through 2017.
Options granted under the 1993 Plan include statutory and non-statutory awards, generally permit 25 percent of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 1993 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Options granted under the 2000 Plan were made to non-employee directors, are generally exercisable as to 25 percent of the shares underlying the option as of each anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administers options granted under the 2000 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at March 31, 2007 expire through 2012.
In August 2003, the Company and Diacrin consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin under its 1990 Stock Option Plan (1990 Plan) and 1997 Stock Option Plan (1997 Plan). Additional grants under these plans subsequent to the merger were prohibited. Each option under the1990 Plan and the 1997 Plan assumed by the Company continued to have, and be subject to, the same terms and conditions set forth in the Diacrin option plan under which the option was granted except as adjusted to reflect, among other things, the merger exchange ratio and any future changes to the Company’s capitalization. As of March 31, 2007, no awards were outstanding under the 1990 Plan and 125,393 shares were outstanding under the 1997 Plan. Option holders will receive newly issued shares of the Company’s common stock upon exercise of their options. Both plans are administered by the Compensation Committee and include statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at March 31, 2007 expire through 2013.

Stock Option Valuation and Expense Information under SFAS No. 123(R)
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method which requires the Company to record compensation cost related to unvested option awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service period of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with SFAS No. 123(R) and compensation expense is recognized on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three-month period ended March 31, 2007, which was allocated as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)	(in thousands)
Research and development	$475	$196
General and administrative	205	74

	$680	$270

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair values of employee stock options granted during the three months ended March 31, 2007 and 2006 were $1.85 and $1.27 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.72%	4.33%
Expected dividend yield	0.00%	0.00%
Expected volatility	80.36%	86.53%
Expected life (years)	5.59	5.64
The volatility assumption for 2007 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.59 years. For 2006, the volatility assumption is based on the 5-year long-term volatility of the Company’s stock price in relationship to its average stock price during the same period.
The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 4.46% to 4.89% and 4.28% to 4.60%, respectively, for the three months ended March 31, 2007 and 2006.
The dividend yield is based on the assumption that the Company is not expected to declare a dividend over the life of the options.
The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and assumes options will be exercised at the midpoint of the valuation date and the full contractual term of the option.

As stock-based compensation expense recognized in the condensed statements of operations for the three-month periods ending March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the demographics of current option holders and standard probabilities of employee turnover. The Company does not record tax related effects on stock-based compensation given the Company’s historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.
Stock Options
The status of the plans for the three months ended March 31, 2007 is as follows:

		Weighted
		average
	Number	exercise
	of shares	price
	(in thousands, except exercise price)
Stock options outstanding, December 31, 2006	5,508	$2.52
Granted	1,087	2.64
Exercised	(51)	1.86
Forfeited	(133)	1.90
Expired	(562)	3.08

Stock options outstanding, March 31, 2007	5,849	$2.51

As of March 31, 2007, unrecognized stock-based compensation related to stock options was approximately $4.0 million. This cost is expected to be expensed over a weighted average period of 3.2 years. The aggregate intrinsic value of stock options outstanding, exercisable and exercised as of March 31, 2007 is approximately $3,562,000, $1,164,000 and $38,000, respectively. The Company realized proceeds of $94,000 and $48,000 from options exercised during the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes information about the Company’s stock options outstanding at March 31, 2007:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life	price	of shares	price
	(number of shares in thousands)
$1.01 - $3.00	4,148	7.9	2.02	1,471	2.09
$3.01 - $4.00	1,186	5.4	3.29	1,046	3.30
$4.01 - $5.00	429	2.6	4.39	429	4.39
$5.01 - $10.00	86	2.5	6.07	86	6.07

	5,849	7.0 years	$2.51	3,032	$2.94

Employee Stock Purchase Plan
In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the “Plan.” Under the Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. In June 2006, the Board approved a resolution effectively fixing the number of shares available for issuance under the Plan. As of March 31, 2007, there were 2,015,245 shares available for issuance under the Plan.
The Plan will terminate on October 18, 2010, unless terminated sooner by the Board of Directors.
(4)	Committed Equity Financing Facility (CEFF)
On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price equal to $2.67. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The Company has classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 4.5 year remaining life for the warrant, a 4.54 percent risk-free interest rate, and an 80.36 percent expected volatility and no dividend yield, the fair value of the warrant liability as of March 31, 2007 was $985,000. Changes in fair value are recorded against operations in the reporting period in which they occur; decreases in fair value are recorded as interest income and increases in fair value are recorded as interest expense.
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
The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $1.25, or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. As required under the CEFF, the Company filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, which was declared effective May 5, 2006. The Company is required to use commercially reasonable efforts to maintain its effectiveness. The Company is obligated to sell a minimum of $2.0 million of common stock available under the CEFF within a two-year period; if not, Kingsbridge may terminate the agreement. To date, the Company has not drawn on the CEFF but is eligible to do so when the VWAP of the Company’s common stock equals or exceeds the minimum purchase price of $1.25 per share.

(5)	Earnings Per Share
The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2007 and 2006, approximately 3.0 million and 3.3 million common stock equivalent shares were, respectively, excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.
(6)	Income Taxes
We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our financial position or results of operations, however, we have preliminarily determined that the Company’s net operating losses (“NOL”) and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2007 and in prior years, the Company may have experienced such ownership changes. Diacrin Inc., acquired by the Company in 2003 and subsequently divested by the Company, might also have experienced ownership changes in prior years and/or as a result of its merger with the Company.
The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryforwards that can be utilized. When the Company completes the necessary studies, the amount of NOL carryforwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryforwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STRATEGIC AND CLINICAL OVERVIEW
GenVec, Inc. (“GenVec,” “we,” “our,” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative gene-based therapies to treat cancer, vision and hearing loss and balance disorders, and vaccines to prevent infectious diseases. We combine our patented gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade for cancer, currently in the Phase III portion of a pivotal trial for advanced pancreatic cancer, Atoh1 for hearing and balance impairment and PEDF for eye disease. Using the same gene transfer technology, we are also collaborating with the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of vaccine candidates against infectious diseases, including HIV, malaria, respiratory syncytial virus, and influenza and a veterinary vaccine against foot-and-mouth disease.
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
As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A on our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “10-K”). The description of our business in this Form 10-Q should be read in conjunction with the information in Item 1A.
THERAPEUTIC PRODUCT DEVELOPMENT PROGRAMS
TNFerade™, our most advanced product candidate, represents a novel approach to treating cancer. Administered directly into tumors, TNFerade is an adenovector, or DNA carrier, which contains the gene for tumor necrosis factor-alpha (TNFa), a potent immune system protein with well-documented anti-cancer effects. TNFerade works by causing cells in the tumor to produce and secrete TNFa. TNFa binds to cells in the tumor, leading to the death of cells in the tumor. We are developing TNFerade for use in combination with radiation and/or chemotherapy for the treatment of various cancers. Emerging clinical data suggest that TNFerade may prolong the survival of patients with locally advanced pancreatic cancer when TNFerade is combined with front-line therapy. Clinical data also suggest that TNFerade has activity against a variety of different types of cancer.
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
Additional Indications: TNFerade is also being evaluated for its potential use in the treatment of several other cancers:
•	Head and Neck Cancer. According to the American Cancer Society, approximately 34,000 new cases of head and neck cancer will be diagnosed in the United States this year. We are sponsoring two separate Phase I/II studies at the University of Chicago to explore the use of TNFerade as a component of standard of care treatment for head and neck cancer, a disease where local control is crucial for effective treatment and considered an accepted regulatory endpoint for this indication. The two studies were initiated in January 2007 and are being funded, in part, by the National Cancer Institute. The first study will enroll up to 70 patients and examine TNFerade as a second-line treatment for inoperable, recurrent tumors. The second study will enroll up to 60 elderly or frail patients with new onset, locally advanced disease. Investigators will first determine the best dose in each indication, and will assess safety and the ability of TNFerade to control the local spread of the cancer following treatment.

•	Metastatic Melanoma. According to the American Cancer Society, approximately 62,000 new cases of melanoma will be diagnosed in the United States this year, and approximately 16 percent or 10,000 of these cases will be diagnosed as metastatic. In the Phase I study of TNFerade, all three patients with metastatic melanoma showed objective responses, and two of the three patients showed disease-free survival greater than three years. Based on these data, a Phase II trial in metastatic melanoma was initiated to evaluate anti-tumor activity, time to disease progression, survival and safety. Patients will receive TNFerade in combination with radiation therapy. Evaluation of the first 10 patients treated in this protocol is required before enrolling additional patients.

•	Rectal Cancer. According to the American Cancer Society, approximately 41,000 new cases of rectal cancer will be diagnosed in the United States this year. A Phase II trial is in progress to assess the ability of TNFerade to improve tumor responses in conjunction with standard chemoradiation. This single-site study is being done in collaboration with the National Cancer Institute and is designed to compare TNFerade plus standard of care therapy versus standard of care therapy in the treatment of patients with biopsy-proven rectal cancer. One objective of this study is to achieve better surgical outcomes in these patients, such as avoidance of colostomy.
The following table summarizes key information regarding our ongoing TNFerade clinical studies:

		TARGETED # OF
DISEASE INDICATION	DEVELOPMENT STAGE	PATIENTS
Pancreatic Cancer	Phase II/III — Randomized, Controlled	330
Melanoma	Phase II — Proof of Concept	29
Rectal Cancer	Phase II — Dose Escalation	10
Head and Neck Cancer	Phase I/II — Dose Escalation/Recurrent Tumors	70
Head and Neck Cancer	Phase I/II — First-line Treatment/Elderly	60

Additional Therapeutic Programs
•	AdPEDF is being developed for patients with wet age-related macular degeneration (AMD), the leading cause of blindness in people over the age of 50. AMD is a progressive eye disease characterized by the growth of abnormal blood vessels in the macula, the area of the eye that controls central vision and visual acuity. Approximately 200,000 new cases of wet age-related macular degeneration are diagnosed each year in the United States and there are an estimated 500,000 cases diagnosed worldwide. We have completed a dose-escalation Phase I clinical trial of AdPEDF in patients with severe AMD. This Phase I study was expanded for testing of AdPEDF in AMD patients with less severe disease and, in March 2006, we announced the completion of enrollment of this 22-patient trial. Data from this study are currently being collected for analysis.

•	TherAtoh is our adenovector for delivering the human atonal gene to trigger the production of therapeutic proteins by cells in the inner ear. The Company has a research program focused on the restoration of hearing or balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, a gene termed atonal (Atoh1) induces the generation of these cells. We have demonstrated in multiple animal models that the production of the Atoh1 protein results in the formation of new inner ear sensory hair cells, and the restoration of hearing and balance function. There are currently no marketed drug therapies in the U.S. to treat hearing loss or balance disorders.

•	BIOBYPASS® is being evaluated for the treatment of severe coronary artery disease. In agreement with our collaborator, Cordis Corporation, enrollment in a Phase II study was curtailed in May 2006 and we are completing patient follow-up. Under the study protocol, data will be collected and analyzed in accordance with the research agreement. The Company retains exclusive development rights to BIOBYPASS® and will explore alternative commercialization strategies as data and circumstances warrant.
VACCINES DEVELOPMENT PROGRAM
In addition to our internal product development programs, we are working with collaborators to develop new applications for our technology, such as preventative vaccines to treat HIV, malaria and other infectious diseases, and veterinary vaccines for foot-and-mouth disease.
•	Global HIV Vaccine — In collaboration with Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Diseases (NIAID), we are developing and providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The VRC has completed multiple Phase I clinical trials and is currently conducting multiple Phase IIa clinical trials involving this vaccine candidate, including an international 480-subject study. In addition, this vaccine candidate is being tested as a therapeutic vaccine in a 15 subject, Phase I study with the objective to determine safety and collect evidence of efficacy as measured by immunogenicity and reduction in viral load. GenVec has manufactured late-stage clinical supplies for a proof-of-concept efficacy trial where approximately 8,000 individuals will be enrolled in a Phase IIb international study. This study is to be conducted and funded by the NIAID and its collaborators and is expected to commence in 2007.

•	Malaria — In collaboration with the U.S. Naval Medical Research Center (NMRC), we are generating vaccine candidates for the prevention of malaria. We have produced clinical supplies of a multi-antigen vaccine candidate and, under the auspices of the NMRC, a Phase I/II clinical study was initiated in January 2007. There are currently over 300 million cases of malaria in the world each year resulting in 1.5 to 3.0 million deaths annually, mostly among children.

•	Foot-and-mouth disease (FMD) — FMD is a highly contagious viral disease affecting cows and other animals with cloven hoofs. In collaboration with the U.S. Department of Homeland Security (DHS), we are developing vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks in the United States. Initial testing with a vaccine against a single type of FMD showed that inoculated cattle challenged with the virus that causes foot-and-mouth disease did not develop symptoms.

•	Respiratory Syncytial Virus (RSV) — In collaboration with NIAID, we are developing vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, especially among the elderly or among those with compromised cardiac, pulmonary, or immune systems; and RSV is the single most important viral cause of lower respiratory infections in infants and young children.

•	Seasonal and pandemic influenza — We have a collaboration with the VRC to develop and supply potential vaccine candidates for seasonal and pandemic flu. Initial candidates are in preclinical testing.
FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
Results of Operations
GenVec’s net loss was $6.0 million or ($0.08) per share on revenues of $2.9 million for the quarter ended March 31, 2007. This compares to a net loss of $4.1 million or ($0.06) per share on revenues of $5.9 million in the same period in the prior year. Included in our net loss for the first three months of 2007 was stock-based compensation of $680,000 as compared to $270,000 for the same period in the prior year. GenVec ended the first quarter of 2007 with $31.1 million in cash and investments.
Revenue
Revenues for the three-month period ended March 31, 2007 were $2.9 million, a decrease of 51 percent when compared to revenues of $5.9 million in the comparable prior year period.
The decrease in revenues is primarily a result of lower reimbursable costs under our NIH contract associated with the manufacturing and testing of clinical grade HIV vaccine supplies for planned administration to over 8,000 patients in a Phase II proof-of-concept trial to be conducted by NIH and currently expected to commence in the second half of 2007.
Revenues for the current period were primarily derived from the Company’s funded research and development programs with the National Institute of Allergy and Infectious Diseases (NIAID), National Institutes of Health (NIH), and the U.S. Department of Homeland Security (DHS), both of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against HIV, malaria and influenza or vaccines against foot-and-mouth disease for livestock. Our HIV and influenza vaccine development program with NIH is funded under a cost-plus-fixed-fee contract initiated in 2002 and extending through 2008. Committed funding under this program, from inception through March 2007, now totals up to $53 million; approximately $51 million has been earned since inception.
In October 2006, the Company announced a new five-year, HIV vaccine technology transfer and development contract from NIH. The agreement provides up to an additional $52 million, composed of an initial $7 million commitment expected to be realized through September 29, 2007 and up to an additional $45 million if NIH exercises its annual renewal options.
In February 2007, the Company signed a three-year agreement with the U.S. Department of Homeland Security under which the Company will receive up to $6 million in program funding the first year and up to $15 million in total if annual renewal options under the contract are exercised. In the first quarter of this year, the Company received approximately $3.5 million of the first year commitment, of which $0.1 million was recognized as revenue.
Expenses
Operating expenses were $9.1 million for the three-month period ended March 31, 2007, a decrease of 11 percent compared to $10.3 million in the comparable prior year period.
Research and development expenses for the three-month period ended March 31, 2007 decreased 16 percent to $6.6 million as compared to $7.9 million for the comparable prior year period. The decrease in expenses is primarily due to lower pass-through costs under our NIH funded HIV vaccine development contract, partially offset by higher clinical costs related to our TNFerade pancreatic clinical trial and a $279,000 increase in stock-based compensation expense, allocated to research and development expense, over the corresponding quarter in the prior year.

General and administrative expenses for the three-month period ended March 31, 2007 increased 5 percent to $2.5 million as compared to $2.4 million for the comparable prior year period. General and administrative expenses were higher in 2007 primarily due to increased costs for personnel and a $131,000 increase in stock-based compensation expense, allocated to general and administrative expense, over the corresponding quarter in the prior year. These increases were partially offset by modest decreases in a variety of other general and administrative expenses.
Other Income and Expenses
Net other income for the three-month period ended March 31, 2007 was $218,000, compared to net other income of $289,000 in the comparable period last year. Interest income for the three months ended March 31, 2007 was $409,000 compared to $327,000 in the comparable prior year period. The increase in interest income was due to higher investment balances as well as higher yields earned on investment balances. Interest expense for the three-months ended March 31, 2007 was $191,000 compared to $38,000 in the comparable prior year period. The increase in interest expense was primarily due to the $141,000 increase in the fair value of the warrant liability recorded as interest expense.
Liquidity and Capital Resources
At March 31, 2007, cash and investments totaled $31.1 million compared to $34.4 million at December 31, 2006. This $3.3 million decrease resulted primarily from the use of cash for general operating activities totaling $3.4 million and repayment of $196,000 of outstanding debt obligations. These amounts were partially offset by the proceeds from the exercise of stock options of $162,000. The $3.4 million net cash used in operating activities for the three months ended March 31, 2007 primarily resulted from continued clinical development of the Company’s product portfolio. Additionally, during the first quarter of 2007, the Company received $3.5 million of the $6.0 million due in the first year under the contract with the U.S. Department of Homeland Security, which we expect will be recognized over the first year of the agreement.
We believe that our existing cash reserves and anticipated cash flow from current collaborations will be sufficient to support our operations for approximately 18 months. Without new collaborations, government grants or contracts, or additional equity financing, we would use approximately $20 million in cash over the next twelve months, including approximately $200,000 for capital expenditures and $5.1 million in contractual obligations. However, we expect that significant additional financing will be required as we move our product candidates through clinical development, which includes advancing TNFerade through our Phase II/III trial for pancreatic cancer announced in March 2006.
On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase, at our option, up to a total of $30.0 million of the Company’s common stock over a three-year period, subject to certain conditions. Due to the maximum number of shares that can be issued by the Company under the CEFF, the actual amount of additional financing available to us may be substantially less than the committed amount. Should we choose to utilize the CEFF, net proceeds from the sale of common stock under the CEFF will help defray costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer and/or other indications and general corporate purposes. As part of the CEFF arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price $2.67 per share. The Company is obligated to sell a minimum of $2.0 million of common stock available under the CEFF within a two-year period; if not, Kingsbridge may terminate the agreement. To date, the Company has not drawn on the CEFF but is eligible to do so at any time that the Variable Weighted Average Price (VWAP) of the Company’s stock equals or exceeds the minimum purchase price of $1.25 per share.
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

We expect that significant additional capital will be required to develop our product candidates through commercialization which we may seek through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development or clinical programs.
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
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s condensed financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 consisted of stock-based compensation expense related to employee stock options of approximately $680,000.
Under SFAS 123(R), stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed statement of operations for the three months ended March 31, 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed statement of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company’s determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected period stock options are held prior to exercise. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the three months ended March 31, 2007 would have resulted in an approximately $17,000 increase in the total estimated stock-based compensation for these options.
Recently Issued Accounting Pronouncements
In March 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“Statement 159”), which is effective for fiscal years beginning after November 15, 2007, which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. Statement 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. We are currently evaluating the impact of the adoption of Statement 159 on our financial condition, results of operations and cash flows.

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
As of March 31, 2007, we have an outstanding bond payable totaling $2.0 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2007, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that, as of March 31, 2007, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in the Company’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of GenVec’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

10.1	Agreement with the U.S. Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates dated January 30, 2007. +(filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Certain portions of the exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
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

GENVEC, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ Paul H. Fischer, Ph.D
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: May 10, 2007		/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer and Corporate Secretary