Form 10-Q
period 2007-09-30
GENVEC INC
filed 2007-11-09
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, the Registrant had 75,384,645 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,260	$11,803
Short-term investments	23,928	22,570
Accounts receivable	2,359	1,769
Prepaid expenses and other	681	756
Bond sinking fund	170	313

Total current assets	31,398	37,211
Property and equipment, net	2,231	2,921
Other assets	25	36

Total assets	$33,654	$40,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$791	$754
Accounts payable	299	492
Accrued clinical trial expenses	1,317	970
Accrued other expenses	3,563	4,115
Unearned revenue	3,583	815

Total current liabilities	9,553	7,146
Long-term debt, less current portion	839	1,601
Other liabilities	832	630

Total liabilities	11,224	9,377

Common Stock Subject to Redemption, 510 and 0 shares issued and outstanding as of September 30, 2007 and December 31, 2006	1,123	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2007 and 2006; none issued and outstanding in 2007 and 2006	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 74,860 and 73,449 shares issued and outstanding at September 30, 2007 and December 31, 2006	75	73
Additional paid-in capital	204,410	199,563
Accumulated other comprehensive income (loss)	(47)	13
Accumulated deficit	(183,131)	(168,858)

Total stockholders’ equity	21,307	30,791

Total liabilities and stockholders’ equity	$33,654	$40,168

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue from strategic alliances and research contracts	$3,777	$4,342	$10,388	$15,424

Operating expenses:
Research and development	6,361	7,758	19,229	22,797
General and administrative	2,166	2,228	6,946	7,334

Total operating expenses	8,527	9,986	26,175	30,131

Loss from operations	(4,750)	(5,644)	(15,787)	(14,707)

Other income (expense):
Interest income	407	426	1,316	1,413
Interest expense	(47)	(70)	(139)	(158)
Other	337	—	337	—

Total other income, net	697	356	1,514	1,255

Net loss	$(4,053)	$(5,288)	$(14,273)	$(13,452)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale	$(69)	$28	$(60)	$52

Other comprehensive income (loss)	(69)	28	(60)	52

Comprehensive loss	$(4,122)	$(5,260)	$(14,333)	$(13,400)

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.19)	$(0.21)

Shares used in computing basic and diluted net loss per share	73,761	63,782	73,617	63,737

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2006	73,449	$73	$199,563	$13	$(168,858)	$30,791

Net loss	—	—	—	—	(14,273)	(14,273)
Unrealized loss on investments, net	—	—	—	(60)	—	(60)

Total comprehensive loss	—	—	—	—	—	(14,333)

Common stock issued under CEFF	1,093	1	2,544	—	—	2,545
Common stock issued under stock benefit plans	318	1	760	—	—	761
Stock-based compensation	—	—	1,543	—	—	1,543

Balance, September 30, 2007	74,860	$75	$204,410	$(47)	$(183,131)	$21,307

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,273)	$(13,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938	1,100
Non-cash adjustments for premiums and discounts on investments	(751)	10
Non-cash charges for options	1,543	884
Non-cash consideration for release of security interest	(338)	—
Change in fair value of warrant	(123)	(472)
Change in accounts receivable	(590)	1,477
Change in accounts payable and accrued expenses	(183)	(1,182)
Change in unearned revenue	3,119	108
Change in other assets and liabilities, net	(95)	479

Net cash used in operating activities	(10,753)	(11,048)

Cash flows from investing activities:
Purchases of property and equipment	(216)	(131)
Purchases of investment securities	(31,990)	(13,662)
Proceeds from sale and maturity of investment securities	31,660	25,445

Net cash (used in) provided by investing activities	(546)	11,652

Cash flows from financing activities:
Proceeds from issuance of common stock subject to redemption, net of issuance cost	3,576	—
Proceeds from issuance of common stock, net issuance cost	760	93
Principal payments of long-term debt	(580)	(702)

Net cash provided by (used in) financing activities	3,756	(609)

Decrease in cash and cash equivalents:	(7,543)	(5)
Beginning balance of cash and cash equivalents	11,803	6,830

Ending balance of cash and cash equivalents	$4,260	$6,825

Supplemental disclosures of cash flow information:
Interest paid	$120	$161

Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF		$328

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
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
(2) Investments
The amortized cost, gross unrealized holding gains (losses), and fair value of available-for-sale securities by major security type at September 30, 2007 and December 31, 2006, are as follows (in thousands):

	September 30, 2007			December 31, 2006
		Gross			Gross
		unrealized			unrealized
		holding			holding
	Amortized	gains	Fair	Amortized	gains	Fair
	Cost	(losses)	Value	Cost	(losses)	Value
Equity Securities	$337	$(57)	$280	$—	$—	$—
Corporate Bonds	$23,638	$10	$23,648	$22,557	$13	$22,570

Total Investments	$23,975	$(47)	$23,928	$22,557	$13	$22,570

Maturities of securities classified as available-for-sale had fair value as follows (in thousands):

	September 30,	December 31,
	2007	2006
Due within one year	$23,648	$22,570

During the quarter the Company acquired 806,452 common shares and a warrant to purchase 150,000 common shares with a strike price of $0.75 of a publicly traded company as consideration for the release of certain security interests in a third party. The common shares are included in equity securities above, were valued at the closing price of the stock on the date of acquisition and are marked to market based on the closing price of the common stock at the end of each reporting period. The warrants were recorded at fair value on the date of acquisition using the Black-Sholes option pricing model and are carried at cost.

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
The stockholders of the Company have subsequently approved amendments to the 2002 Plan to increase the number of common shares available to be issued under the 2002 Plan. In June 2007, at the Company’s Annual Meeting, the stockholders of the Company approved an amendment to the 2002 Plan in which the total shares available under the 2002 Plan were increased from 8,680,000 to 11,580,000.
Generally under the 2002 Plan, 12.5 percent of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next three and one-half years. Stock options granted under this plan generally have a contractual term of ten years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at September 30, 2007 expire through 2017.
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
Options granted under the 1993 Plan, which included statutory and non-statutory awards, and options granted under the 2000 Plan, which were made to non-employee directors, generally permit 25 percent of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administered options granted under the 1993 Plan, approved the individuals to whom options were granted, and determined the number of options and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at September 30, 2007 expire through 2012.
In August 2003, the Company and Diacrin Inc. consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin pursuant to its 1997 Stock Option Plan (“1997 Plan”). Additional grants under this plan subsequent to the merger were prohibited. Each option under the 1997 Plan assumed by the Company continued to have, and be subject to, the same terms and conditions set forth in the Diacrin option plan under which the option was granted except as adjusted to reflect, among other things, the merger exchange ratio and any future changes to the Company’s capitalization. As of September 30, 2007, 125,393 shares were outstanding under the 1997 Plan. Option holders will receive newly issued shares of the Company’s common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at September 30, 2007 expire through 2012.
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

Awards granted after December 31, 2005 are valued at fair value in accordance with SFAS No. 123(R) and compensation expense is recognized on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three-month and nine-month periods ended September 30, 2007, which was allocated as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Research and development	$304	$212	$1,090	$629
General and administrative	118	89	453	255

	$422	$301	$1,543	$884

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2007 and 2006 was $1.90 and $1.20 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Risk-free interest rate	4.71%	4.57%
Expected dividend yield	0.00%	0.00%
Expected volatility	80.36%	86.53%
Expected life (years)	5.59	5.64
The volatility assumption for 2007 is based on the weighted average volatility for the most recent 1-year period as well as the volatility over the expected life of 5.59 years. For 2006, the volatility assumption is based on the 5-year long-term volatility of the Company’s stock price in relationship to its average stock price during the same period.
The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 4.0% to 5.13% and 4.28% to 5.22%, respectively, for the nine months ended September 30, 2007 and 2006.
The dividend yield is based on the assumption that the Company is not expected to declare a dividend over the life of the options.
The expected life of employee stock options represents the weighted average combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term.
As stock-based compensation expense recognized in the condensed statements of operations for the three-month and nine-month periods ending September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the demographics of current option holders and standard probabilities of employee turnover. The Company does not record tax related effects on stock-based compensation given the Company’s historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options
The status of the plans for the nine months ended September 30, 2007 is as follows:

		Weighted
		average
	Number	exercise
	of shares	price
	(in thousands, except exercise price)
Stock options outstanding, December 31, 2006	5,508	$2.52
Granted	1,383	2.74
Exercised	(281)	2.20
Forfeited	(254)	2.11
Expired	(792)	3.18

Stock options outstanding, September 30, 2007	5,564	$2.52

Vested or expected to vest at September 30, 2007	5,202	$2.52

As of September 30, 2007, unrecognized stock-based compensation related to stock options was approximately $3.7 million. This cost is expected to be expensed over a weighted average period of 3.5 years. The aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2007 and exercised during the nine-month period ended September 30, 2007 is approximately $1,692,000, $757,000 and $423,000, respectively. The Company realized proceeds of $618,000 and $55,000 from options exercised during the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes information about the Company’s stock options outstanding at September 30, 2007:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
		(number of shares in thousands)
$1.01 - $3.00	3,896	7.9	$2.02	1,708	$1.99
$3.01 - $4.00	1,160	4.9	$3.30	1,072	$3.30
$4.01 - $5.00	433	3.6	$4.31	360	$4.34
$5.01 - $10.00	75	3.2	$6.06	75	$6.06

	5,564	6.9	$2.52	3,215	$2.79

Employee Stock Purchase Plan
In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the “Purchase Plan.” Under the Purchase Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. In June 2006, the Board approved a resolution effectively fixing the number of shares available for issuance under the Purchase Plan. As of September 30, 2007, there were 1,978,218 shares available for issuance under the Purchase Plan.
The Purchase Plan will terminate on October 18, 2010, unless terminated sooner by the Board of Directors.
(4) Committed Equity Financing Facility (CEFF)
On March 15, 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Ltd. (“Kingsbridge”), under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price equal to $2.67. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The Company has classified the warrant as an accrued other expense for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 4.0 year remaining life for the warrant, a 4.23 percent risk-free interest rate, an 80.36 percent expected volatility and no dividend yield, the fair value of warrant liability as of September 30, 2007 was $629,000. Changes in fair value are recorded against operations in the reporting period in which they occur; decreases in fair value are recorded as interest income, and increases in fair value are recorded as interest expense.
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

The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $1.25, or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. As required under the CEFF, the Company filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, which was declared effective May 5, 2006. The Company is required to use commercially reasonable efforts to maintain its effectiveness. In June 2007, the Company initiated its first draw against the CEFF. On June 26, 2007, subsequent to the first 4-day pricing period, the Company sold 769,773 common shares for gross proceeds of $1.8 million. The second 4-day pricing period ended on June 29, 2007. This portion of the transaction did not settle until July 2, 2007, at which time the Company sold under the CEFF, 832,441 common shares for gross proceeds of $1.8 million. The Company has sold 1,602,214 shares of common stock to Kingsbridge. Of these shares, Kingsbridge still holds 509,504 common shares, these shares are subject to redemption under the terms of CEFF, all other shares have been recorded in permanent equity.
The fair value of the warrant issued to Kingsbridge on the date of grant, of $800,000 or $1.54 per share, was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being to accrued other expenses in the balance sheet. Such deferred financing costs are allocated to Kingsbridge shares on an as drawn basis. Through September 30, 2007, the current liability has been marked-to-market using the Black-Scholes option-pricing model. Changes in fair value are recorded against operations in the reporting period in which they occur; decreases in fair value are recorded as interest income and increases in fair value are recorded as interest expense, which included a charge of $21,000 for the three months ended September 30, 2007. Stock drawn under the CEFF is initially recorded outside of permanent equity, until such time as Kingsbridge sells the shares to outside third parties, due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge during a period in which GenVec fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e., a “registration payment arrangement”). The amount of compensation is payable in cash in both circumstances, or, at the sole discretion of GenVec, in shares of the Company’s common stock in the event of a trading blackout. The Company follows the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company believes the likelihood of such a cash payment is not probable and therefore it does not need to recognize a liability for such obligations.
(5) Earnings Per Share
The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2007 and 2006, approximately 3.2 million and 3.7 million common stock equivalent shares, respectively, have not been considered in the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.
(6) Income Taxes
We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on our financial position or results of operations; however, we have preliminarily determined that the Company’s net operating losses (“NOL”) and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2007 and in prior years, the Company may have experienced such ownership changes. Diacrin Inc., acquired by the Company in 2003 and subsequently divested by the Company, might also have experienced ownership changes in prior years and/or as a result of its merger with the Company.
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
STRATEGIC AND CLINICAL OVERVIEW
GenVec, Inc. (“GenVec,” “we,” “our,” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative gene-based therapies to treat cancer, vision and hearing loss and balance disorders, and vaccines to prevent infectious diseases. We combine our patented gene transfer technologies with therapeutic genes to create product candidates, such as TNFerade for cancer, currently in a pivotal trial for locally advanced pancreatic cancer, TherAtoh for hearing and balance impairment and AdPEDF for eye disease. Using the same gene transfer technology, we are also collaborating with various agencies of the U.S. Government and PATH’s Malaria Vaccine Initiative (MVI) for the development of vaccine candidates against infectious diseases, including HIV, malaria, respiratory syncytial virus, and influenza, and a veterinary vaccine against foot-and-mouth disease.
We will seek collaborative partners to advance the clinical development of TNFerade™ for the treatment of cancer, TherAtoh for the treatment of hearing and balance impairment, and AdPEDF for the prevention of blindness. If GenVec enters into collaborative licensing and/or funded research arrangements, operating expenses would increase commensurate with the increased revenues from such arrangements.
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
In two separate Phase I trials (solid tumors and soft tissue sarcomas), TNFerade demonstrated, in conjunction with standard radiation therapy, that it was generally well tolerated, and tumor size reduction of 25 percent or greater was observed in more than 70 percent of patients in 12 different tumor types, including pancreatic, melanoma, rectal, small cell lung, breast, and sarcoma. Results from the Phase I trial in solid tumors were published in the February 15, 2004 issue of Journal of Clinical Oncology. The Phase I study of 14 patients with soft tissue sarcoma, published in the September 1, 2004 issue of Clinical Cancer Research, demonstrated 95 percent pathologic complete response, with TNFerade activity confirmed in a similar indication for which the TNFa protein has been approved for use in Europe. In January 2006, we presented long-term survival data from a Phase II study of TNFerade in 17 patients with locally advanced esophageal cancer at the ASCO Gastroenterological Symposium demonstrating two-year survival of 71 percent, for all dosage levels of TNFerade, compared to an average two-year survival of 33 percent based on five comparable studies.

Based on the results of our Phase I studies, we initiated a Phase II dose-escalation study in 50 patients with locally-advanced, inoperable pancreatic cancer to determine the best therapeutic dose for use of TNFerade in combination with standard chemoradiation. Results from this study suggested a dose-dependent improvement in tumor response, rates of surgical resection, time to disease progression, and survival. Based on these data, we initiated a randomized, controlled Phase II study of 74 patients. In consultation with the FDA, this Phase II study was amended in March 2006 to become a pivotal Phase II/III 330-patient trial (PACT) that would support registration of TNFerade for this indication. The primary endpoint for the PACT trial is survival at 12-months. We conducted an interim safety and efficacy analyses of the Phase II/III trial in the fourth quarter of 2006, and in December 2006, we reported the preliminary analysis of safety data based on the first 40 patients treated, and on overall survival data, a secondary endpoint, on the first 51 patients treated. Additional data was presented at the annual meeting of the American Society for Clinical Oncology in June 2007 at which we reported an increase in overall survival from 11.1 months for patients receiving standard of care alone versus 19.3 months for patients receiving TNFerade plus standard of care. Data was also presented on tumor response, rates of surgical resection and other secondary endpoints. In addition, a safety analysis indicated that there was no significant difference in the occurrence of serious adverse events, including thrombotic events between the treatment and control groups.
Results showed that overall survival at one-year was 70.5 percent in the TNFerade plus standard of care group versus 28 percent in the standard of care group. The Phase III portion of this multi-site trial is ongoing in the United States.
New treatments for pancreatic cancer are urgently needed. According to the American Cancer Society, pancreatic cancer is the fourth leading cause of cancer deaths in the United States, and the number of cases being diagnosed has been increasing year to year. Approximately 37,000 new cases of pancreatic cancer are expected to be diagnosed this year in the United States, and nearly all of these patients will probably die of their disease.
Additional Indications: TNFerade is also being evaluated for its potential use in the treatment of several other cancers:
•	Head and Neck Cancer. According to the American Cancer Society, approximately 34,000 new cases of head and neck cancer are expected to be diagnosed in the United States this year. We are sponsoring two separate Phase I/II studies at the University of Chicago to explore the use of TNFerade as a component of standard of care treatment for head and neck cancer, a disease where local control is crucial for effective treatment and considered an accepted regulatory endpoint for this indication. The two studies were initiated in January 2007 and are being funded, in part, by the National Cancer Institute. The first study will enroll up to 70 patients and examine TNFerade as a second-line treatment for inoperable, recurrent tumors. The second study will enroll up to 60 elderly or frail patients with new onset, locally advanced disease. Investigators will first determine the best dose in each indication, and will assess safety and the ability of TNFerade to control the local spread of the cancer following treatment.

•	Metastatic Melanoma. According to the American Cancer Society, approximately 62,000 new cases of melanoma are expected to be diagnosed in the United States this year, and approximately 16 percent or 10,000 of these cases are expected to be diagnosed as metastatic. In the Phase I study of TNFerade, all three patients with metastatic melanoma showed objective responses, and two of the three patients showed disease-free survival greater than three years. Based on these data, a Phase II trial in metastatic melanoma was initiated to evaluate anti-tumor activity, time to disease progression, survival and safety. Patients will receive TNFerade in combination with radiation therapy. Evaluation of the first cohort of 10 patients treated in this protocol is required before enrolling additional patients. Data from the first cohort are currently being analyzed.

•	Rectal Cancer. According to the American Cancer Society, approximately 41,000 new cases of rectal cancer are expected to be diagnosed in the United States this year. A Phase II trial is in progress to assess the ability of TNFerade to improve tumor responses in conjunction with standard chemoradiation. This single-site study is being done in collaboration with the National Cancer Institute and is designed to compare TNFerade plus standard of care therapy versus standard of care therapy in the treatment of patients with biopsy-proven rectal cancer. One objective of this study is to achieve better surgical outcomes in these patients, such as avoidance of colostomy. Encouraging early data was presented at the Annual Meeting of the American Society for Therapeutic Radiology and Oncology in October 2007. Prior to treatment, four of the seven patients enrolled in the study were classified as highly likely to need sphincter removing surgery with colostomy. Subsequent to TNFerade plus chemoradiation, all seven patients who underwent surgical resection had successful sphincter sparing procedures. Five of the seven patients achieved pathological complete response. Based on these preliminary data, the NCI study is continuing to enroll more patients.

The following table summarizes key information regarding our ongoing TNFerade clinical studies:

		TARGETED # OF
DISEASE INDICATION	DEVELOPMENT STAGE	PATIENTS
Pancreatic Cancer	Phase II/III — Randomized, Controlled	330
Melanoma	Phase II — Proof of Concept	29
Rectal Cancer	Phase II — Proof of Concept	10
Head and Neck Cancer	Phase I/II — Dose Escalation/Recurrent Tumors	70
Head and Neck Cancer	Phase I/II — Dose Escalation/First-line Treatment/Elderly	60
Additional Therapeutic Programs
•	AdPEDF is being developed for patients with wet age-related macular degeneration (“AMD”), the leading cause of blindness in people over the age of 50. AMD is a progressive eye disease characterized by the growth of abnormal blood vessels in the macula, the area of the eye that controls central vision and visual acuity. Approximately 200,000 new cases of wet age-related macular degeneration are diagnosed each year in the United States and there are an estimated 500,000 cases diagnosed worldwide. We have completed a dose-escalation Phase I clinical trial of AdPEDF in patients with severe AMD. This Phase I study was expanded for testing of AdPEDF in AMD patients with less severe disease and, in March 2006, we announced the completion of enrollment of this 22-patient trial. Data from this study are currently being collected for analysis.

•	TherAtoh is our adenovector for delivering the human atonal gene to trigger the production of therapeutic proteins by cells in the inner ear. The Company has a research program focused on the restoration of hearing or balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, a gene termed atonal (Atoh1) induces the generation of these cells. We have demonstrated in multiple animal models that the production of the Atoh1 protein results in the formation of new inner ear sensory hair cells, and the restoration of hearing and balance function. There are currently no marketed drug therapies in the U.S. to treat hearing loss or balance disorders.
VACCINES DEVELOPMENT PROGRAM
In addition to our internal product development programs, we are working with collaborators to develop new applications for our technology, such as preventative vaccines to treat HIV, malaria and other infectious diseases, and veterinary vaccines for foot-and-mouth disease.
•	Global HIV Vaccine – In collaboration with Vaccine Research Center (“VRC”) of the National Institute of Allergy and Infectious Diseases (“NIAID”), we are developing and providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The VRC has completed multiple Phase I and Phase IIa clinical trials involving this vaccine candidate, including an international 480-subject study. In addition, this vaccine candidate is being tested as a therapeutic vaccine in a 15 subject, Phase I study with the objective to determine safety and collect evidence of efficacy as measured by immunogenicity and reduction in viral load. GenVec has manufactured late-stage clinical supplies for a proof-of-concept efficacy trial where approximately 8,000 individuals will be enrolled in a Phase IIb international study. This study is to be conducted and funded by the NIAID and its collaborators.

•	Malaria – In collaboration with the U.S. Naval Medical Research Center (“NMRC”), we are generating vaccine candidates for the prevention of malaria. We have produced clinical supplies of a multi-antigen vaccine candidate and, under the auspices of the NMRC, a Phase I/II clinical study was initiated in January 2007. Data from the low dose cohort in this trial was presented at the Malaria Vaccines for the World Conference at the Royal Society of Medicine in London in September 2007, and showed that, at this low dose, this vaccine was well tolerated and that it induced strong T-cell responses against the target antigens in all volunteers. Initiation of the vaccination of volunteers in the high dose cohort has begun. In addition, a five antigen vaccine is being developed in collaboration with PATH’s MVI and NMRC. This vaccine is currently in preclinical testing. There are currently over 300 million cases of malaria in the world each year resulting in 1.5 to 3.0 million deaths annually, mostly among children.

•	Foot-and-mouth disease (FMD) – FMD is a highly contagious viral disease affecting cows and other animals with cloven hoofs. In collaboration with the U.S. Department of Homeland Security (“DHS”) and the Agricultural Research Services (“ARS”) of the United States Department of Agriculture (“USDA”), we are developing vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks . Initial testing with a vaccine against a single type of FMD showed that inoculated cattle challenged with the virus that causes foot-and-mouth disease did not develop symptoms.

•	Respiratory Syncytial Virus (RSV) – In collaboration with the NIAID, we are developing vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, especially among the elderly or among those with compromised cardiac, pulmonary, or immune systems; and RSV is the single most important viral cause of lower respiratory infections in infants and young children. Initial candidates are in preclinical testing.

•	Seasonal and pandemic influenza – We have a collaboration with the VRC to develop and supply potential vaccine candidates for seasonal and pandemic flu. Initial candidates are in preclinical testing.
FINANCIAL OVERVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Results of Operations
GenVec’s net loss was $4.1 million or ($0.05) per share on revenues of $3.8 million for the quarter ended September 30, 2007. This compares to a net loss of $5.3 million or ($0.08) per share on revenues of $4.3 million in the same period in the prior year. GenVec’s net loss was $14.3 million or ($0.19) per share on revenues of $10.4 million for the nine months ended September 30, 2007. This compares to a net loss of $13.5 million or ($0.21) per share on revenues of $15.4 million for the nine months ended September 30, 2006. Included in our net loss for the first nine months of 2007 was stock-based compensation of $1.5 million as compared to $884,000 for the same period in the prior year. GenVec ended the third quarter of 2007 with $28.2 million in cash and investments.
Revenue
Revenues for the three and nine-month periods ended September 30, 2007 were primarily derived from the Company’s funded research and development programs with the NIAID, NIH and the DHS, all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against HIV and influenza or vaccines against foot-and-mouth disease for livestock. Our HIV and influenza vaccine development program with NIH is funded under a cost-plus-fixed-fee contract initiated in 2002 and extending through 2008. Committed funding under this program, from inception through September 2007, now totals up to $55 million; approximately $52 million has been earned since inception.
In October 2006, the Company announced a new five-year HIV vaccine technology transfer and development contract from NIH. The agreement provides up to an additional $52 million, composed of an initial $7 million commitment expected to be realized through the first quarter of 2008 and up to an additional $45 million if NIH exercises its annual renewal options.
In January 2007, the Company signed a three-year agreement with the DHS under which the Company will receive up to $6 million in program funding the first year and up to $15 million in total if annual renewal options under the contract are exercised. In the first nine months of this year, the Company received approximately $5.7 million of the first year commitment, of which $3.0 million has been recognized as revenue.
In August 2007, the Company signed a modification to the previously signed agreement with the DHS under which the Company will receive additional program funding of $2 million bringing the total value of the program up to $17 million if annual renewal options under the contract are exercised.

Revenues for the three-month and nine-month periods ended September 30, 2007 were $3.8 million and $10.4 million respectively, representing decreases of 13 percent and 33 percent when compared to revenues of $4.3 million and $15.4 million in the comparable prior year periods.
The decrease in revenues for the three and nine-month periods ended September 30, 2007 is primarily a result of lower reimbursable costs under our contract with the National Institutes of Health (“NIH”) associated with the manufacturing and testing of clinical grade HIV vaccine supplies for planned administration to over 8,000 patients in a Phase IIb proof-of-concept trial to be conducted by NIH. The decrease is also due, to a lesser extent, to the expiration of funding of the Company’s collaboration with FUSO Pharmaceutical Industries of Japan effective December 31, 2006, for the development of targeted cancer therapies. These decreases were partially offset by revenue earned under our 3-year contract signed in January 2007 with the DHS for the development of vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks in the United States.
Expenses
Operating expenses were $8.5 million and $26.2 million for the three-month and nine-month periods ended September 30, 2007, decreases of 15 percent and 13 percent as compared to $10.0 million and $30.1 million in the comparable prior year periods.
Research and development expenses for the three-month period ended September 30, 2007 decreased 18 percent to $6.4 million as compared to $7.8 million for the comparable prior year period, while research and development expenses for the nine-month period ended September 30, 2007 decreased 16 percent to $19.2 million compared to $22.8 million for the comparable prior year period. In each of the three and nine-month periods ended September 30, 2007 expenses have decreased primarily due to lower pass-through costs under our NIH funded HIV vaccine development contract, partially offset by higher clinical costs related to our TNFerade pancreatic clinical trial and an increase in stock-based compensation expense allocated to research and development of $92,000 and $461,000, respectively, over the corresponding periods in the prior year.
General and administrative expenses for the three-month period ended September 30, 2007 were $2.2 million which is comparable to the prior year period, and decreased 5 percent to $6.9 million for the nine-month period ended September 30, 2007 compared to $7.3 million in the prior year period. General and administrative expenses were lower in the current quarter primarily due to decreased professional fees, facilities and depreciation costs. These decreases were partially offset by higher personnel costs, which includes an increase in stock-based compensation expense allocated to general and administrative of $29,000 and $198,000, respectively, over the corresponding periods in the prior year.
Other Income and Expenses
Total other income, net for the three-month and nine-month periods ended September 30, 2007 was $697,000 and $1.5 million, compared to total other income, net of $356,000 and $1.3 million in the comparable periods last year.
Interest income for the three and nine-month periods ending September 30, 2007 was $407,000 and $1.3 million compared to $426,000 and $1.4 million in the comparable prior year periods. The decreases in interest income were due to adjustments in the fair value of the warrant liability associated with our CEFF with Kingsbridge in 2007 as compared to the comparable periods in 2006, offset by higher investment balances as well as higher yields earned on the portfolio which has resulted in increased interest income from our investment portfolio of $86,000 and $251,000 respectively.
Interest expense for the three and nine-month periods ending September 30, 2007 was $47,000 and $139,000 compared to $70,000 and $158,000 in the comparable prior year periods. The decrease in interest expense was primarily due to the declining balances of our debt obligations.
The increase in other income for both the three and nine-month periods ending September 30, 2007 resulted from the receipt of equity, valued at $337,000, from an outside party in exchange for the release of security interests.

Liquidity and Capital Resources
At September 30, 2007, cash and investments totaled $28.2 million compared to $34.4 million at December 31, 2006. This $6.2 million decrease resulted primarily from the use of cash for general operating activities totaling $10.8 million. These amounts were partially offset by the proceeds from the exercise of stock options of $618,000 and a draw on the Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Ltd. (“Kingsbridge”) of $3.6 million. The $10.8 million net cash used in operating activities for the nine months ended September 30, 2007 was primarily used for the continued clinical development of the Company’s product portfolio. During the nine months ended September 30, 2007, the Company received $5.7 million of the $6.0 million due in the first year under the contract with the U.S. Department of Homeland Security, which we expect to be recognized as revenues over the first year of the agreement.
We believe that our existing cash reserves and anticipated cash flow from current collaborations will be sufficient to support our operations for approximately 18 months. Without new collaborations, government grants or contracts, or additional equity financing, we would use approximately $18 million in cash over the next 12 months, including $5.2 million in contractual obligations. However, we expect that significant additional financing will be required as we move our product candidates through clinical development, which includes advancing TNFerade through our Phase II/III trial for pancreatic cancer that was announced in March 2006.
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
In June 2007, the Company initiated its first draw against the CEFF. On June 26, 2007, subsequent to the first 4-day pricing period, the Company sold 769,773 common shares for gross proceeds of $1.8 million. The second 4-day pricing period ended on June 29, 2007, however this portion of the transaction did not settle until July 2, 2007, at which time the Company sold under the CEFF, 832,441 common shares for gross proceeds of $1.8 million. The Variable Weighted Average Price (“VWAP”) of the Company’s stock during the first 4-day pricing period was $2.34, which exceeded the minimum purchase price of $1.25 per share. The VWAP of the Company’s stock during the second 4-day pricing period that settled July 2, 2007 was $2.16, which exceeded the minimum purchase price of $1.25 per share.
On February 1, 2007, the Company filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration was declared effective February 12, 2007 and allows the Company to obtain financing through the issuance of any combination of common stock, preferred stock, warrants or debt securities. To date, the Company has not utilized the shelf registration but is presently eligible to do so at such time the Company deems appropriate.
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
SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation costs for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s condensed financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the nine-month period ended September 30, 2007 consisted of stock-based compensation expense related to employee stock options of approximately $1.5 million as compared to approximately $884,000 recognized during the comparable period in the prior year.
Under SFAS 123(R), stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed statement of operations for the nine months ended September 30, 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed statement of operations for the nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company’s determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected period stock options are held prior to exercise. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the nine months ended September 30, 2007 would have resulted in an approximately $7,000 increase in the total estimated stock-based compensation for these options.
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before December 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its financial statements.

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). EITF 07-03 applies to non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity. The consensus on EITF 07-03 states such advance payments should be recorded as an asset when the advance payments are made. Capitalized amounts should be recognized as expense when the research-and-development activities are performed; that is, when the goods without alternative future use are acquired or the service is rendered. The consensus should be applied prospectively to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The Company is currently evaluating the expected effect of EITF 07-03 on its financial statements, however, it has been the Company’s practice to record advance payments in a manner which is consistent with EITF 07-03 and we therefore expect no impact.
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
As of September 30, 2007, we have an outstanding bond payable totaling $1.4 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2007, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that, as of September 30, 2007, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in the Company’s periodic SEC reports.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any legal proceedings.
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
In July 2007, the Company completed the draw on the CEFF originally initiated in June 2007, selling 832,441 shares of its common stock to Kingsbridge.
The aggregate gross proceeds of the sale were $1.8 million, or a price of $2.16 per share. The average per share price for the sale, in accordance with the agreement for the CEFF, was eighty-eight percent (88%) of the daily volume weighted average price of the Company’s common stock on the fifth through eighth trading days following the Company’s draw-down notice to Kingsbridge, dated June 19, 2007.
The shares were issued pursuant to the exemption from the registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, because the shares were issued to a sophisticated entity in a private transaction.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
10.1	Amendment to Agreement with the U.S. Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates dated August 30, 2007. +(filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Certain portions of the exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission pursuant to the application for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.

(Registrant)
Date: November 9, 2007	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer and Corporate Secretary