Form 10-K/A
period 2006-12-31
GENVEC INC
filed 2008-01-11
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐       No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.      Yes ☐       No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
Documents Incorporated by Reference:
The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders held in June 2007, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission.

Explanatory Note
     We are filing this Amendment No. 1 to our Annual Report on Form10-K for the fiscal year ended December 31, 2006, or Form 10-K, to amend and restate the section entitled “Critical Accounting Policies and the Use of Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in response to comments we received from the Staff of the Securities and Exchange Commission. With the exception of the foregoing, no other information in our Form 10-K for the fiscal year ended December 31, 2006 has been supplemented, updated or amended.
PART II.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, GenVec evaluates its estimates using authoritative pronouncements, historical experience, and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Significant accounting policies are more fully described in Note 2 to GenVec’s financial statements included in this annual report on Form 10-K as amended.
GenVec believes the following accounting policies to be critical because they require significant estimates or judgment on the part of management:
Revenue Recognition: Research and development (R&D) revenue from cost-reimbursement and cost-plus agreements are recognized as earned based on the performance requirements of the contract. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Non-refundable R&D fees for which no further performance obligations exist are recognized when collection is assured. Contract and upfront license payments where GenVec has continued involvement through a research or development collaboration are recognized ratably over the contract period. Revenue associated with performance milestones are recognized based on achievement of the milestones as defined in the respective agreements.
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
An element of GenVec’s business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. This is intended to allow GenVec to diversify the risks associated with its research and development expenditures. To the extent GenVec is unable to maintain a broad range of product candidates, GenVec’s dependence on the success of one or a few product candidates would increase.
GenVec’s product candidates also have not yet received FDA regulatory approval, which is required before GenVec can market them as therapeutic and/or vaccine products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that GenVec’s clinical data establish safety and efficacy. Historically in our industry, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologies have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.
Furthermore, GenVec’s business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of GenVec’s product candidates. In the event that third parties take over the clinical trial process for one or more of GenVec’s product candidates, the estimated completion date would largely be under the control of that third party rather than GenVec. GenVec cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect GenVec’s development plan or capital requirements. GenVec’s programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce GenVec’s development costs.
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
TNFerade — GenVec’s lead cancer product candidate is currently being studied in the Phase III portion of a pivotal clinical trial for the treatment of locally advanced pancreatic cancer, in Phase II trials for metastatic melanoma cancer and rectal cancer, and two Phase I/II trials for head and neck cancer. GenVec has incurred approximately $55 million of expenses on the development of this product candidate since the commencement of this program in 1999. Approximately $13 million of these expenses were incurred in 2006. These costs include research, development, clinical trials, and clinical supply costs and an allocation of corporate general and administrative expenses. GenVec expects to continue to expend substantial additional amounts for the clinical and commercialization development of TNFerade.

Vaccines — Under the Company’s government funded vaccine programs, GenVec continues to develop vaccine candidates against HIV, malaria and other infectious diseases, as well as a veterinary vaccine for foot-and-mouth disease (FMD). Under multi-year contracts funded by the National Institute of Allergy and Infectious Disease (NIAID) of the National Institute of Health, the Company has produced an HIV vaccine candidate that is currently under clinical evaluation in multiple trials. Under these contracts, the Company has also completed production of late-stage clinical supplies of an HIV vaccine for a Phase II proof-of-concept efficacy trial (greater than 10,000 individuals) the start date of which is uncertain and is being further supported to transfer the Company’s manufacturing processes to NIAID for development of larger-scale cGMP production and further HIV vaccine development. These current and anticipated clinical evaluations of our HIV vaccine candidates are being conducted under the auspices of NIAID and its clinical trial networks. Using clinical grade malaria vaccine materials manufactured by the Company under contract with the Naval Medical Research Center (NMRC), NMRC has recently initiated a Phase I clinical study of our malaria vaccine. The Company has also completed early cattle research trials for the evaluation of potential FMD vaccine candidates through support provided by the U.S. Department of Agriculture (USDA) funded under an interagency agreement with the U.S. Department of Homeland Security (DHS). Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $62 million in research and development costs. Approximately $16 million of these expenses were incurred in 2006. These costs include an allocation of corporate general and administrative expenses, most of which have been funded by the various sponsors under cost-reimbursement agreements.
Other Clinical Programs — As previously announced, the Company has concluded enrollment in the clinical testing of PEDF for the treatment of vision loss and BIOBYPASS for the treatment of heart disease. Existing patients will complete follow up under the study protocols, and data will be collected and analyzed in accordance with regulatory requirements. The Company will retain development rights to BIOBYPASS and will explore alternative commercialization strategies as data and circumstances warrant.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on January 11, 2008.

GENVEC, INC.
(Registrant)
By:	/s/ Paul H. Fischer
Paul H. Fischer, Ph.D.
President and Chief Executive Officer
Date:	January 11, 2008

SIGNATURES
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul H. Fischer and Douglas J. Swirsky, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign this Amendment No. 1 to the Report on Form 10-K and any and all further amendments to the Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul H. Fischer Paul H. Fischer, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	January 11, 2008
/s/ Douglas J. Swirsky Douglas J. Swirsky	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	January 11, 2008
/s/ Wayne T. Hockmeyer Wayne T. Hockmeyer, Ph.D.	Director	January 11, 2008
/s/ Zola P. Horovitz Zola P. Horovitz, Ph.D.	Director	January 11, 2008
/s/ William N. Kelley William N. Kelley, M.D.	Director	January 11, 2008
/s/ Joshua Ruch Joshua Ruch	Director	January 11, 2008
/s/ Marc R. Schneebaum Marc R. Schneebaum	Director	January 11, 2008