Form 10-K
period 2007-12-31
GENVEC INC
filed 2008-03-17
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________.

COMMISSION FILE NUMBER: 0-24469

GENVEC, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	23-2705690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

65 WEST WATKINS MILL ROAD, GAITHERSBURG, MD	20878
(Address of principal executive offices)	(Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 240-632-0740

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 Per Share	The NASDAQ Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

As of June 29, 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the NASDAQ Global Market on such date was $175,066,831. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 29, 2007 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 29, 2008 there were 75,434,690 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART NO.	ITEM NO.	DESCRIPTION	PAGE NO.

I	1	BUSINESS	4

	1A	RISK FACTORS	19

	1B	UNRESOLVED STAFF COMMENTS	34

	2	PROPERTIES	34

	3	LEGAL PROCEEDINGS	34

	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34

II	5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	35

	6	SELECTED FINANCIAL DATA	36

	7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45

	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	45

	9A	CONTROLS AND PROCEDURES	45

	9B	OTHER INFORMATION	46

III	10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	47

	11	EXECUTIVE COMPENSATION	47

	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	47

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	47

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	47

IV	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	48

		FINANCIAL STATEMENTS	F1 – F25

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements and are based on management's estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking words like “believe,” “expect,” “intend,” “may,” “will,” “should,” or “anticipate” or similar terminology.

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	our financial condition and our ability to raise capital to fund clinical programs and future operations;

•	certain of our product candidates being in the early stages of development;

•
uncertainties with, and unexpected results and related analyses relating to clinical trials of our product candidates (including the length of time required to enroll suitable patient subjects and our ability to secure clinical trial sites);

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	the timing and content of future FDA regulatory actions related to us or our product candidates;

•	our ability to find collaborators on or commercialize our product candidates;

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth under Item 1A in this Annual Report and is contained in our other filings with the Securities and Exchange Commission (“SEC”). The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Annual Report and we assume no duty to update our forward-looking statements.

PART 1

ITEM 1.  BUSINESS

OVERVIEW

GenVec, Inc. (“GenVec,” “we,” “our,” or the “Company”) is a clinical stage biopharmaceutical company developing novel gene-based therapeutic drugs and vaccines. Our lead product candidate, TNFerade™ biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase II/III pivotal trial, known as PACT, for first-line treatment of inoperable, locally-advanced pancreatic cancer. We completed enrollment in the Phase II portion of PACT in 2006 and interim data supporting a potential survival advantage in the TNFerade group were disclosed. Based on data available from the first 51 patients, overall survival at one year was 70.5 percent in the TNFerade plus standard of care group versus 28 percent in the standard of care group. Enrollment in the Phase III portion of the trial is ongoing.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Clinical trials are in progress in head and neck cancer, rectal cancer, and metastatic melanoma. Encouraging results have previously been reported in studies for esophageal cancer and in soft tissue sarcomas. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFa), a known anti-tumor protein, in cells of the tumor.

In partnership with our collaborators, we also have multiple vaccines in development. All of these funded programs utilize our core adenovector technology. We have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) to develop an HIV vaccine, a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria and development efforts for a foot-and-mouth disease (FMD) vaccine with the U.S. Department of Homeland Security and the U.S. Department of Agriculture.

Our research and development activities have yielded additional novel product candidates that utilize our technology platform and we believe they represent potential commercial opportunities. We have conducted initial clinical testing of AdPEDF for the treatment of wet age-related macular degeneration (AMD), a leading cause of vision loss in people over 50. In the fields of hearing loss and balance disorders, preclinical research has been published suggesting that delivery of the atonal gene using a GenVec adenovector may re-establish sensory cells in the inner ear and restore both hearing and balance. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

Our core technology has the key advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then directs production of the desired protein. In the case of TNFerade, for example, this approach reduces the side effects typically associated with systemic delivery of the TNFa protein. For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of antigen, which then stimulates the desired immune reaction by the body.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of this Form 10-K. The description of our business in this Form 10-K should be read in conjunction with the information in Item 1A and the Financial Statements found under Item 8 of Part II of this annual report, which includes additional financial information about our total assets, revenue, and measures of profit and loss, and financial information.

OUR STRATEGY

Our primary objective is to develop and commercialize products with significant medical benefits. We plan to achieve this objective through the following strategies:

Develop and commercialize our lead product candidate, TNFerade, for the treatment of cancer. We intend to seek marketing approval for TNFerade for the treatment of locally advanced pancreatic cancer, and build the commercial value of TNFerade by expanding its clinical use in a variety of cancers. We may seek to retain significant commercial rights to TNFerade in North America and secure strategic partnerships to support TNFerade registration and commercialization efforts in Europe, Asia, and other world markets. Based on the survival data obtained to date, we believe the use of TNFerade in locally advanced pancreatic cancer represents a feasible path to commercialization.

Commercialize vaccines to prevent foot-and-mouth disease in cloven-hoofed animals. We intend to seek a conditional license for vaccines against FMD. We will seek to generate initial sales of our FMD vaccines to the Animal and Plant Health Inspection Services (APHIS) of the U.S. Department of Agriculture, which is responsible for maintaining the North American Vaccine Bank. We will also seek to leverage licensed vaccines for commercialization into other FMD free markets such as the European Union and into other markets potentially through strategic partnerships.

Utilize our technology platform and early-stage product portfolio to take advantage of commercial opportunities. Our research and development efforts have generated additional product candidates for vision loss and hearing loss and balance disorders including:

•	New approaches to improve the treatment of AMD and other ocular diseases based on our proprietary PEDF gene and platform technologies.

•	Treatments of hearing loss and balance disorders based on our proprietary Atoh1 gene and platform technologies, which have the potential to address major medical needs.

Seek collaborative partnerships that will leverage our technologies. We will continue to seek to enhance our gene delivery capabilities through internal research as well as external collaborations and possible acquisitions. We have received funding from research and development collaborations to develop preventative vaccine candidates against malaria, HIV, and other infectious diseases, an anti-viral and vaccine to prevent the spread of foot-and-mouth disease, and a second-generation TNFerade product candidate. We have received peer-reviewed external funding from the U.S. Government and from non-profit foundations to improve our technology platform for vaccine and gene delivery applications. We intend to further strengthen our technologies relating to process development, formulation, and manufacturing through our existing and future relationships. Our strategy is to consider collaborative arrangements with third parties for some or all aspects of development, manufacturing, marketing, and sales of our products that will require broad marketing capabilities and overseas marketing.

THERAPEUTIC PRODUCT DEVELOPMENT PROGRAMS

TNFerade. Our most advanced product candidate for human disease is TNFerade, a novel approach to treating cancer. Administered directly into tumors, TNFerade is an adenovector, or DNA carrier, which contains the gene for tumor necrosis factor-alpha (TNFa), a potent immune system protein with well-documented anti-cancer effects. TNFerade works by causing cells in the tumor to produce and secrete TNFa. TNFa binds to cells in the tumor, leading to the death of cells in the tumor. We are developing TNFerade for use in combination with radiation and/or chemotherapy for the treatment of various cancers. Emerging clinical data suggest that TNFerade may prolong the survival of patients with locally advanced pancreatic cancer when TNFerade is combined with front-line therapy. Clinical data also suggest that TNFerade has activity against a variety of types of cancer.

In two separate Phase I trials (solid tumors and soft tissue sarcomas), TNFerade demonstrated, in conjunction with standard radiation therapy, that it was generally well tolerated, and tumor size reduction of 25 percent or greater was observed in more than 70 percent of patients in 12 different tumor types, including pancreatic, rectal, melanoma, small cell lung, breast, and sarcoma. Results from the Phase I trial in solid tumors were published in the February 15, 2004 issue of the Journal of Clinical Oncology. The Phase I study of 14 patients with soft tissue sarcoma, published in the September 1, 2004 issue of Clinical Cancer Research, demonstrated TNFerade activity in a tumor type for which the TNFa protein has been approved for use in Europe. In January 2006, we presented survival data from a Phase II study of TNFerade in 17 patients with locally advanced esophageal cancer at the ASCO Gastroenterological Symposium demonstrating 2-year survival of 71 percent, for all dosage levels of TNFerade, compared to an average 2-year survival of 33 percent based on five comparable studies.

Based on the results of our Phase I studies, we initiated a Phase II dose-escalation study in 50 patients with locally-advanced, pancreatic cancer to determine the best therapeutic dose for use of TNFerade in combination with standard chemoradiation. Results from this study suggested activity including an apparent improvement in survival. Based on these data, we initiated a randomized, controlled Phase II study of 74 patients. In consultation with the FDA, this Phase II study was amended in March 2006 to become a Phase II/III 330-patient pivotal (PACT) trial that would support registration of TNFerade for this indication. The primary endpoint for the PACT trial was originally based on 12-month survival. Results showed that 1-year survival was 70.5 percent in the TNFerade plus standard of care group versus 28 percent in the standard of care group. We conducted an initial safety and efficacy analyses of the Phase II/III trial in the fourth quarter of 2006. In December 2006, we reported the preliminary analysis of safety data based on the first 40 patients treated, and survival data on the first 51 patients treated. Additional data was presented at the annual meeting of the American Society for Clinical Oncology in June 2007 at which we reported an increase in overall survival from 11.1 months for patients receiving standard of care alone versus 19.3 months for patients receiving TNFerade plus standard of care. Data were also presented on tumor response, rates of surgical resection and other secondary endpoints. In addition, a safety analysis indicated that there was no significant difference in the occurrence of serious adverse events, including thrombotic events, between the treatment and control groups.

In January 2008, we reported an agreement with the U.S. Food and Drug Administration (FDA) to change the primary efficacy endpoint of the trial from 12-month survival to overall survival. As a result of this change, a benefit in overall survival can be considered as a basis for full regulatory approval of TNFerade for this indication. We also agreed that we will conduct two additional interim analyses of overall survival following one-third (92) and two-thirds (184) of the total events (deaths) for the study, with the potential to stop the trial for futility or if there is clear evidence of the drug’s efficacy.

New treatments for pancreatic cancer are urgently needed. According to the American Cancer Society, pancreatic cancer is the fourth leading cause of cancer deaths in the United States, and the number of cases being diagnosed has been increasing year to year. According to American Cancer Society estimates, approximately 37,700 new cases of pancreatic cancer will be diagnosed this year in the United States, and nearly all of these patients will die of their disease.

Additional Indications: TNFerade is being evaluated for its potential use in the treatment of several other cancers:

•
Head and Neck Cancer. According to the American Cancer Society, approximately 47,500 new cases of head and neck cancer will be diagnosed in the United States this year. We are sponsoring two separate Phase I/II studies at the University of Chicago to explore the use of TNFerade as a component of standard of care treatment for head and neck cancer, a disease where local control is crucial for effective treatment and considered an accepted regulatory endpoint for this indication. The two studies were initiated in January 2007 and are being funded, in part, by the National Cancer Institute. The first study will enroll up to 70 patients and examine TNFerade as a second-line treatment for inoperable, recurrent tumors. The second study will enroll up to 60 elderly or frail patients with new onset, locally advanced disease. Investigators will first determine the best dose in each indication, and will assess safety and the ability of TNFerade to control the local spread of the cancer following treatment.

•
Rectal Cancer. According to the American Cancer Society, approximately 40,700 new cases of rectal cancer will be diagnosed in the United States this year. A Phase II trial is in progress to assess the ability of TNFerade to improve tumor responses in conjunction with standard chemoradiation. This single-site study is being done in collaboration with the National Cancer Institute and is designed to compare TNFerade plus standard of care therapy versus standard of care therapy in the treatment of patients with biopsy-proven rectal cancer. One objective of this study is to achieve better surgical outcomes in these patients, such as avoidance of colostomy. Encouraging early data were presented at the Annual Meeting of the American Society for Therapeutic Radiology and Oncology in October 2007. Prior to treatment, four of the first seven patients enrolled in the study were classified as highly likely to need sphincter removing surgery with colostomy. Subsequent to TNFerade plus chemoradiation, all seven patients who underwent surgical resection had successful sphincter sparing procedures. Five of the seven patients achieved pathological complete response defined by the presence of less than 10% viable tumor. Based on these preliminary data, the NCI study is continuing to enroll more patients.

•
Metastatic Melanoma. According to the American Cancer Society, approximately 62,000 new cases of, and approximately 8,400 deaths from, melanoma will occur in the United States this year. In the Phase I study of TNFerade, all three patients with metastatic melanoma showed objective responses, and two of the three patients showed disease-free survival greater than three years. Based on these data, a Phase II trial in metastatic melanoma was initiated to evaluate anti-tumor activity, time to disease progression, survival and safety. Patients will receive TNFerade in combination with radiation therapy. Evaluation of the first cohort of 10 patients treated in this protocol is required before enrolling additional patients. Data from the first cohort are currently being analyzed.

The following table summarizes key information regarding our ongoing TNFerade clinical studies:

DISEASE INDICATION	DEVELOPMENT STAGE	TARGETED # OF PATIENTS

Pancreatic Cancer	Phase II/III - Randomized, Controlled	330
Head and Neck Cancer	Phase I/II - Dose Escalation/Recurrent Tumors	69 to 78
Head and Neck Cancer	Phase I/II - First-line Treatment/Elderly	56 to 62
Rectal Cancer	Phase II - Dose Escalation	Up to 95
Melanoma	Phase II - Proof of Concept	29

Additional Therapeutic Programs

•
AdPEDF is being developed for patients with wet age-related macular degeneration (AMD), the leading cause of blindness in people over the age of 50. AMD is a progressive eye disease characterized by the growth of abnormal blood vessels in the macula, the area of the eye that controls central vision and visual acuity. Approximately 200,000 new cases of wet age-related macular degeneration are diagnosed each year in the United States and there are an estimated 500,000 cases diagnosed worldwide. We have completed a dose-escalation Phase I clinical trial of AdPEDF in patients with severe AMD. This Phase I study was expanded for testing of AdPEDF in AMD patients with less severe disease and, in March 2006, we announced the completion of enrollment of this 22-patient trial. Data from this study are currently being collected for analysis. In May 2007, we presented pre-clinical research data suggesting the ability of our new adenovector, Ad35, to induce and sustain protein production in the eye at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting.

•
TherAtoh is our pre-clinical program for delivering the human atonal gene to trigger the production of therapeutic proteins by cells in the inner ear. We have a research program focused on the restoration of hearing or balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, a gene termed atonal (Atoh1) induces the generation of these cells. We have demonstrated in multiple animal models that the production of the Atoh1 protein results in the formation of new inner ear sensory hair cells, and the restoration of hearing and balance function. There are currently no effective marketed drug therapies in the U.S. to treat hearing loss or balance disorders.

VACCINE DEVELOPMENT PROGRAMS

In addition to our therapeutic product development programs, we are working with collaborators to develop new applications for our technology through our vaccine development programs. We are currently developing a vaccine in animal health against foot-and-mouth disease and preventative vaccines for malaria, HIV, respiratory syncytial virus, and HSV-2.

Foot-and-mouth disease (FMD). Our most advanced program is a vaccine for the prevention of FMD, which is a highly contagious viral disease affecting cows and other animals with cloven hoofs. With our government collaborators, we are developing vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks. Initial testing with a vaccine against FMD showed that inoculated cattle challenged with the virus that causes foot-and-mouth disease did not develop symptoms.

We have entered into the following agreements related to our FMD vaccine program:

•	U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, the Company signed a 3-year contract with the Department of Homeland Security (DHS) to support the development and manufacture of novel adenovector-based vaccines against foot and mouth disease (FMD). Under the agreement, the Company received $6.0 million in 2007 for program funding for the first year and will receive up to $15.1 million over three years if DHS exercises its renewal options under the contract.

In August 2007, the DHS executed the first renewal option under this agreement. This option will provide $5.6 million in 2008 to support the development of vaccines for FMD. At the time this option was executed, the total value of the 3-year agreement was increased from up to $15.1 million to up to $17.4 million if all renewal options are exercised. The additional funds will be used for expanded development activities.

•	U.S. DEPARTMENT OF AGRICULTURE (USDA)

In August 2004, the Company signed a 1-year, $304,000 cooperative agreement, with the U.S. Department of Agriculture (USDA), for the development of vaccine candidates against foot-and-mouth disease (FMD).

In March 2006, the Company received a 20-month, $1.7 million extension of its agreement with the USDA, which was funded through an interagency agreement by the U.S. Department of Homeland Security. The purpose of the agreement is to further advance the development of the Company’s proprietary cell line and adenovector technology for the generation of countermeasure vaccines and anti-viral agents to prevent the spread of FMD.

Malaria. With our collaborators, we are generating vaccine candidates for the prevention of malaria. We have produced clinical supplies of a multi-antigen vaccine candidate and, under the auspices of the U.S. Naval Medical Research Center (NMRC), a Phase I/II clinical study was initiated in January 2007. Data from the low dose cohort in this trial were presented at the Malaria Vaccines for the World Conference at the Royal Society of Medicine in London in September 2007, and showed that, at this low dose, this vaccine was well tolerated and induced strong T-cell responses against the target antigens in all volunteers. Initiation of the vaccination of volunteers in the high dose cohort has begun. Additionally, a five antigen vaccine is being developed in collaboration with PATH’s Malaria Vaccine Initiative (MVI) and the NMRC. This vaccine is currently in preclinical testing. There are currently over 300 million cases of malaria in the world each year typically resulting in over 2 million deaths annually, mostly among children.

We have entered into the following agreements related to our malaria vaccine program:

•
U.S. Naval Medical Research Center (NMRC). In January 2003, we entered into a collaboration with the NMRC, which included a Collaborative Research and Development Agreement (CRADA) and a 2-year, $1.9 million contract to develop and construct vaccines against malaria and dengue virus using our proprietary adenovector technologies and production cell line. Under the CRADA, NMRC will provide the Company with optimized malaria genes to be used in the development of the adenovector-based vaccines as well as provide preclinical evaluation of the vaccine candidates.

In January 2005, we signed a 1-year, $1.6 million fixed price contract for the production of malaria vaccines under current Good Manufacturing Practices (cGMP) standards. The NMRC tested the vaccine candidates in preclinical and animal models to assess safety and effectiveness. In conjunction with the preclinical evaluation of the vaccine, we provided regulatory support to NMRC for an Investigational New Drug application (IND) with the FDA. A Phase I/II clinical trial being conducted and funded by NMRC was initiated in January 2007.

In September 2007, the Company entered into a CRADA with the U.S. Military Malaria Vaccine Program at the Walter Reed Army Institute of Research and the NMRC for the development and preclinical testing of a malaria vaccine candidate against Plasmodium vivax (P. vivax). More than 50 percent of malaria cases in U.S. military personnel are caused by P. vivax, which is debilitating upon primary infection and can cause recurrent illness years after infection occurs. This malaria strain has a significant negative impact on world economic productivity and is a threat to military preparedness.

•
PATH’s Malaria Vaccine Initiative (MVI). In March 2004, the Company signed a 2-year, $2.6 million contract for the development, production, and evaluation of vaccines against malaria. Under the contract, the Company is responsible for constructing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology. The contract includes $547,000 for work to be performed under a separate CRADA with the Navy Medical Research Center (NMRC). Under the CRADA, NMRC will provide the Company with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates. In August 2006, contract funding was increased to $3,164,000 and the term was extended through August 2007.

In May 2007, the Company amended and extended its existing Collaborative Research, Development and Supply Agreement with MVI. The amendment included up to $750,000 in additional funding in 2007 to continue advancing a new multivalent malaria vaccine toward clinical evaluation. We also received additional funding of approximately $72,000 under separate amendments in September 2007.

Global HIV Vaccine. With our collaborators, we are developing and providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The Vaccine Research Center (VRC) has completed multiple Phase I and Phase IIa clinical trials involving a vaccine candidate, including an international 480 subject study. In addition, this vaccine candidate is being tested as a therapeutic vaccine in a 15 subject, Phase I study with the objective to determine safety and collect evidence of efficacy as measured by immunogenicity and reduction in viral load. GenVec manufactured late-stage clinical supplies for a proof-of-concept efficacy trial. This study is to be conducted and funded by the National Institute of Allergy and Infectious Diseases (NIAID) and its collaborators.

We have entered into the following agreements related to our HIV vaccine program:

•
National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). In December 2001, the Vaccine Research Center (VRC) at the NIAID selected the Company to collaborate in the development of a worldwide preventative HIV vaccine candidate. This collaboration was expanded to include the development of a SARS vaccine candidate (April 2003) and an influenza vaccine candidate (February 2006). The Company has a cost-plus fixed fee sub-contract, managed for the VRC through SAIC-Frederick, Inc., which became effective January 25, 2002. Under the sub-contract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology. The program encompasses a base year and six option years. During the fourth quarter of 2007, the program entered its sixth option year, resulting in additional committed funding for fiscal year 2008 of $1.9 million. As a result of this funding, the VRC contract now has a total value of approximately $55 million since it was first initiated in 2001.

In September 2006, the Company entered into an additional agreement directly with NIAID that provides up to $52 million over five years, composed of an initial $7 million commitment with an additional $45 million remaining if NIAID exercises its annual renewal options. Under the agreement, the Company will support the transfer of its manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further, clinical grade HIV vaccine production. GenVec will also receive funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, the Company granted NIAID a non-exclusive research license for the Company’s proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines. The program consists of a base year and four option years. During the fourth quarter of 2007, the program entered its second year of funding. This resulted in $5.1 million additional committed funding for the fiscal year 2008.

Revenue recognized under this program amounted to $7.2 million in 2007, $13.9 million in 2006, $18.8 million in 2005, and $7.2 million in each of 2004 and 2003.

•
Respiratory Syncytial Virus (RSV). In March 2007, the Company entered into a CRADA with the NIAID, to develop vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, but occurs especially among the elderly or among those with compromised cardiac, pulmonary, or immune systems. In addition RSV is the single most important viral cause of lower respiratory infections in infants and young children. Initial vaccine candidates are in preclinical testing.

•
HSV-2. We are developing vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. In January 2008, we received a 2-year $600,000 Phase I Small Business Innovation and Research grant from NIH. This is intended to support work being conducted in a collaborative effort by us, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington.

•	Seasonal and pandemic influenza. We have collaborated with the VRC to develop and supply potential vaccine candidates for seasonal and pandemic flu. Initial candidates are in preclinical testing.

TECHNOLOGY PLATFORM

Adenovirus Vector Technology. Our core technology is based on the use of modified adenoviruses. Adenoviruses are naturally occurring viruses that reproduce in certain tissues, spread, and can cause ailments such as a form of the common cold. We use modified adenoviruses, commonly called adenovectors, to deliver genes to cells. Our product candidates combine a gene with an adenovector. We design our vectors so that they cannot reproduce themselves or cause disease. This limits toxicity, including unwanted effects on target cells and the surrounding tissues. We have multiple proprietary versions of adenovectors to suit different applications in therapeutic and vaccine products.

When administered to tissues, our vectors enter target cells, causing them to produce the protein encoded by the inserted gene. In addition, adenovectors can be re-engineered to alter their performance characteristics, potentially including their ability to selectively deliver genes to targeted tissue.

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

We believe that our differentiated gene delivery technology enables us to:

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

Local delivery and expression of genes. To achieve local production of proteins, we administer our product candidates directly to the site of disease using standard medical devices, such as injection catheters or syringes. Direct administration of our product candidates into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by avoiding exposure throughout the body. For example, we have used percutaneous injection to administer TNFerade directly to tumors.

We believe we are a leader in understanding and modifying the molecular interactions that specify how vectors derived from adenoviruses bind to cells. Adenoviruses enter cells by binding to receptors on the surface of the cell.

We have developed vectors that enable us to create product candidates that deliver genes only to specific cells. In order to achieve selective delivery to target cells, we first disable the normal binding of vectors to cell surface receptors. We then insert new binding sites into the vector that bind to specific receptors found on the surfaces of target cells. We have a broad proprietary position covering such vectors. This technology is being used to develop second-generation oncology drugs and vaccine candidates.

New Adenovector Platforms. As part of our vaccine collaborations, we have generated vectors based on different serotypes of adenovirus. We do this by using our proprietary production cell line 293-ORF6, which supports the growth of all virus and vector serotypes tested to date. These vectors have the potential to improve vaccine potency and to generate mucosal immune responses. In addition, new serotypes of adenovirus vectors are being explored as second-generation TNFerade products.

Control of gene expression. Our technology also allows us to modify the location, duration, and rate of therapeutic gene expression. We alter gene expression by inserting a sequence of DNA, called a promoter, into our vectors, adjacent to the therapeutic gene. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit. In TNFerade, local production of the TNFa protein in cancerous tissue subject to radiation treatment and/or chemotherapy is regulated by inserting a specific proprietary promoter that increases protein production after radiation and/or chemotherapy.

INTELLECTUAL PROPERTY

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

Patent rights and licenses. GenVec and its licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2007, GenVec holds or has licenses to 272 issued, allowed, or pending patents worldwide, 91 of which are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing, and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.

TNFerade. We have issued patents and pending patent applications pertaining to the adenovectors, the expression control elements used in TNFerade to increase production of the TNFa protein by the TNFa gene upon exposure to radiation and/or chemotherapy, and methods of using TNFerade for treating disease. We have an exclusive worldwide license to issued U.S. patents expiring in 2020 and thereafter pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We are aware, however, of issued patents and pending patent applications of third parties pertaining to the delivery of adenovectors and the treatment of cancer and tumors. It could be alleged that TNFerade conflicts with the issued patents as well as patents that may issue on these patent applications. The Company has taken licenses to patents covering the use of TNFerade from private companies and academic institutions that involve the payment of milestones and royalties.

AdPEDF therapy. We have issued patents, expiring in 2020 in the U.S., and pending patent applications pertaining to particular adenovectors and methods of use thereof, utilized in conjunction with our AdPEDF product program. However, we are aware of issued patents and pending patent applications of third parties relating to various facets of gene therapy to the eye. It could be alleged that our AdPEDF product candidates conflict with such existing or future patents.

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

Licenses to genes. To create our product candidates, we combine our vectors with genes intended to produce proteins with therapeutic potential. We have secured licenses to applicable genes for this purpose. We often seek to obtain exclusivity, consistent with our business needs, when securing such licenses. In return for the rights we receive under our gene licenses, we typically are required to pay royalties based on any commercial sales of the applicable product during a specified time period, as well as provide additional compensation, including up-front license fees and product development-related milestone payments. Our gene licenses for our lead product candidates include:

SOURCE	GENE	NATURE OF LICENSE
Scios, Inc.	VEGF121	Worldwide, exclusive for gene therapy applications
Northwestern University/NIH	PEDF	Worldwide, exclusive for ocular gene therapy applications
Baylor College of Medicine	Atoh1	Worldwide, exclusive for gene therapy applications

Any of our licenses may be terminated by the licensor if we are in material breach of a term or condition of the particular license agreement, or if we become insolvent. In addition, some of our licenses require us to achieve specific milestones.

Production, purification, quality assessment, and formulation technology. We have issued patents, expiring in 2019 and thereafter, and pending patent applications pertaining to the production, purification, quality assessment, and formulation of our product candidates. In particular, we have issued patents covering the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped and used. We are aware, however, of issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment, and formulation technology. It could be alleged that our production, purification, quality assessment, and formulation technology conflicts with such existing or future patents.

We anticipate that we and our current and future licensors will continue to seek to improve existing technologies and to develop new technologies and, when possible, secure patent protection for such improvements and new technologies.

Certain patents pertaining to our product candidates may be eligible for Patent Term Extension under 35 U.S.C. § 156. The term of any patent which claims a human drug product (including human biological products), a method of using a drug product, or a method of manufacturing a drug product is eligible for an extension to “restore” that portion of the patent term that has been “lost” as a result of FDA review subject to certain limitations.

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

MANUFACTURING AND SUPPLY

Technology for Production, Purification, Quality Assessment, and Formulation. We believe our proprietary production technology and know-how facilitates the production, purification, quality assessment, and formulation of our product candidates. The structure of our vectors and the procedures for their production and purification enable us to minimize the presence of contaminants. We believe our proprietary positions provide a competitive advantage in the following areas:

•
Production and Scale-Up. We produce our adenovectors using cell lines grown under standardized and controlled conditions. We have developed specialized proprietary cell lines for production of our vectors. We have designed our production processes to be scalable for commercial production and to reduce the potential for contamination.

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

•
Formulation. We have developed a novel product formulation that improves the stability of our vectors and is covered by issued U.S. patents. Our formulation allows products to be conveniently stored, shipped, and used. For research purposes, our formulation enhances the ease and reproducibility of testing.

Manufacturing Strategy. We are developing our capability to use third party manufacturers for cGMP production of our product candidates for late stage clinical trials. Our research and development facility is located in Gaithersburg, Maryland where we have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates. We believe many of the production and assay technologies that have been developed for TNFerade, and more recently under our HIV vaccine contract with NIH, are suitable for our other product development programs.

We intend to continue developing our own product development and manufacturing capability while utilizing third-party contractors where we lack sufficient internal capability. Any plans to expand our internal manufacturing capabilities at our Gaithersburg, Maryland facility, including the facilities necessary to manufacture, test, and package an adequate supply of finished products in order to meet our long-term clinical needs, and projected commercial needs will require significant resources and will be subject to ongoing government approval and oversight.

We currently have two suppliers for certain of our manufacturing components, including components necessary to produce TNFerade. Currently we procure raw materials, including specialized components known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Invitrogen. We have plans in place to develop more than one supplier for each of the critical supplies for a product candidate before the time that such product candidate is commercialized.

On January 18, 2008, we entered into a manufacturing development agreement with Cobra Biomanufacturing Plc (“Cobra”) for TNFerade. The manufacturing development agreement covers technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots that will be produced at Cobra’s facility in Oxford, United Kingdom.

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

We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include, but are not limited to, Introgen Therapeutics, Inc., Schering-Plough Corporation, Ark Therapeutics and Biogen-Idec, all of which are developing adenoviral vectors to treat cancer. In addition, Alcon Laboratories, Inc., Allergan, Inc., Novartis Pharmaceuticals Division, and Regeneron Pharmaceuticals, Inc. are developing inhibitors of blood vessel growth to treat macular degeneration. These product candidates are in a later stage of clinical development. Genentech, Inc. received FDA approval in June 2006 for Lucentis®, a new drug to treat age-related macular degeneration.

We believe our competitive success will be based on the efficacy and safety of our products, as well as our ability to create and maintain scientifically advanced technology, attract and retain skilled scientific and management personnel, obtain patents or other protection for our products and technology, obtain regulatory approvals and manufacture and successfully market our products either independently or through outside parties. We will rely on corporate collaborators for support of some product candidates and enabling technologies and intend to rely on corporate collaborators for the development, manufacturing, and marketing of some future product candidates. Generally, our strategic alliance agreements do not preclude the corporate collaborator from pursuing development efforts utilizing approaches distinct from that which is the subject of the alliance. Our product candidates, therefore, may be subject to competition with a potential product under development by a corporate collaborator.

GOVERNMENT REGULATION

Regulation of biological products. The research, development, testing, manufacture, quality, safety, effectiveness, labeling, packaging, storage, approval, marketing, and advertising and promotion of any biological products developed by us or our collaborators is subject to regulation by federal, state, local, and foreign governmental authorities. In the United States, new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, such as TNFerade and AdPEDF and vaccines, are subject to regulation both under provisions of that Act and under the Public Health Services Act. The process of obtaining FDA approval for a new product is costly and time-consuming, and the outcome is not guaranteed. If approved, drug products are subject to ongoing regulation, and maintaining compliance with appropriate federal, state, local, and foreign statutes and regulations will require the expenditure of substantial time and financial resources.

The steps required before our proposed investigational products may be marketed in the United States include:

•	Performance of preclinical (animal and laboratory) tests;
•	Submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may commence;
•
Performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product in the intended target population for each indication for which approval is sought;

•	Performance of a consistent and reproducible manufacturing process intended for commercial use;
•	Submission to the FDA of a Biologics License Application (BLA); and
•	FDA approval of the BLA before any commercial sale or shipment of the biologic.

Preclinical studies may take several years to complete. The results of these studies, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The FDA must review the IND prior to the commencement of human clinical trials. Unless the FDA raises concerns (such as concerns that human research subjects will be exposed to unreasonable risks), the IND will become effective 30 days following its receipt by the FDA, and the clinical trials covered by the IND may commence.

Clinical trials typically are conducted in three sequential phases, which often overlap. In Phase I, a drug typically is studied in a small number of healthy volunteers or patients to test the drug for safety or adverse effects, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology. Phase II involves clinical trials in the targeted patient population to determine the effectiveness of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and gather additional safety data. Phase III clinical trials are commonly referred to as pivotal or registrational studies. These trials are conducted to further evaluate dosage, to provide substantial evidence of clinical efficacy, and to further test for safety in an expanded and diverse patient population. Each phase may take several years to complete.

The conduct of the clinical trials is subject to extensive regulation, including compliance with good clinical practice regulations and guidelines, obtaining informed patient consent, sponsor monitoring, and auditing of the clinical, laboratory and product manufacturing sites, and review and approval of each study by an independent institutional review board (IRB) for each site proposing to conduct the clinical trial. The FDA, the IRB, or the sponsor may, at its discretion, suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Promising data in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. The FDA may request that additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

After the completion of the required clinical trials, if we believe the data indicate that the biologic product is safe and effective, a BLA is prepared and submitted to the FDA. This process takes substantial time and effort, and the FDA may refuse to file the BLA and request additional information, in which case, the application must be resubmitted with the supplemental information. Once a BLA is deemed filed by FDA, there is no guarantee that the FDA will approve the application. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the preclinical or clinical data and request additional data and information, which could significantly delay, limit, or even prevent regulatory approval. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. Although the FDA is not bound by the opinion of the advisory committee, advisory committee discussions may further delay, limit, or prevent approval.

If FDA evaluations of the BLA are favorable, the FDA may issue an approval letter or, in some cases, a “Complete Response Letter” followed by an approval letter. A Complete Response Letter, commonly referred to as an “approvable” letter, generally contains a statement of specific conditions that must be met in order to secure final approval of the BLA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including third-party contract facilities, that will be involved in the manufacture, production, packaging, testing, and control of the drug substance and finished drug product for cGMP compliance. The FDA will not approve the BLA unless cGMP compliance is satisfactory. In addition, each manufacturing establishment must be registered with the FDA and is subject to periodic FDA inspection. To supply products for use either in the United States or outside the U.S., including for investigation in clinical trials, domestic, and foreign manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country under reciprocal agreements with the FDA or by the FDA.

After a biological product is approved, it is subject to ongoing regulation and must comply with requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. Additionally, as a condition of approval of a BLA, the FDA may require post-approval testing (referred to as Phase IV clinical trials) and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved BLA are required to keep extensive records, to report certain adverse reactions and production deviations and problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for their products. Failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could result in administrative or judicially imposed sanctions or other setbacks, including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions.

Furthermore, if the FDA becomes aware of new safety information, the agency may require post-approval studies or clinical trials to investigate known serious risks or signals of serious risks, or in response to the occurrence of unexpected serious risks. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines. In addition, newly discovered or developed safety or efficacy data may require changes to an approved product’s distribution or labeling, including the addition of new warnings or contraindications.

In addition to regulatory approvals that must be obtained in the United States, a product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate license application. FDA approval does not assure approval by other regulatory authorities. In addition, in many countries the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

Our FMD vaccine will also require approval prior to commercialization. In the United States, governmental regulation of animal health products is primarily provided by two agencies: the USDA and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics, or CVB, of the USDA under the auspices of the Virus-Serum-Toxin Act.

Reimbursement of pharmaceutical products. If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payors and federal and state governments will be the primary payors of our products. The largest payor in this group will probably be the Centers for Medicare and Medicaid Services (CMS) because this is the federal agency that administers the Medicare program. Under Medicare, there are different reimbursement methodologies for certain drugs and biologicals that depend on the site of service. For physician-administered drugs and biologicals furnished in a physician’s office, currently there are two methodologies. If the physician purchases the drug or biological, CMS will reimburse the physician based upon that drug or biological’s Average Sales Price (ASP) plus 6 percent. The average sales price is then determined by CMS based upon information reported by manufacturers. As an alternative to buying drugs and biologicals from the manufacturer, physicians can enroll in the Competitive Acquisition Program (CAP) to receive necessary drugs and biologicals from a third party vendor. These third party vendors contract with CMS to provide drugs and biologicals to physicians who voluntarily enroll in the CAP. For many drugs and biologicals furnished in a hospital outpatient department, the current Medicare payment is ASP plus 5 percent. This payment level is subject to change each calendar year.

Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D commenced to provide Medicare beneficiaries with drug coverage for self-administered drugs and biologicals and other drugs and biologicals not covered by Medicare, including many vaccines. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and use other utilization management tools when determining the drugs and biologicals that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products. Effective January 1, 2008, private Medicare Part D plans will pay physicians one payment that includes both the administration cost and the cost of the vaccine for those vaccines that are not already covered by law under Medicare.

Currently, federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs. Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Private insurers may also seek to control health care costs through the various means by which they pay for drugs and biologicals. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. We anticipate that these programs will still be effect when we commercialize our products.

Other regulations. Our business is also subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Toxic Substances Control Act. These and other laws govern our use, handling, and disposal of various biological, chemical, and radioactive substances used in and wastes generated by our operations. We are not aware of any costs or liabilities in connection with any environmental laws that will have a material adverse effect on our business or financial condition.

If and when any of our products become commercialized, we could be subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include:

•
the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	PRESENT POSITION WITH THE REGISTRANT

Paul H. Fischer, Ph.D.	58	President and Chief Executive Officer
Douglas J. Swirsky	38	Sr. Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Mark O. Thornton, M.D, MPH, Ph.D.	50	Sr. Vice President, Product Development
C. Richter King, Ph.D.	53	Sr. Vice President, Research
Bryan T. Butman, Ph.D.	55	Sr. Vice President, Vector Operations

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

Douglas J. Swirsky joined GenVec in 2006 and serves as Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a CFA charterholder, has also previously held investment banking positions at UBS, PaineWebber and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University.

Mark O. Thornton, M.D., M.P.H., Ph.D. joined GenVec in 2006 as Senior Vice President of Clinical Development. Prior to joining GenVec, Dr. Thornton was Managing Director, Clinical and Regulatory Affairs at Angiotech Pharmaceuticals, Inc. from 2005 to 2006, Chief Medical Officer at ZioPharm, Inc. from 2004 to 2005 and Medical Officer at the Food and Drug Administration (FDA) from 2001 to 2004. Dr. Thornton has divided his 15-year career at FDA and in the biotechnology industry equally between oncology and infectious disease biologics clinical development. At the FDA, he was on the clinical review team for Erbitux® for its initial colon cancer indication, and Pegasys® for its Hepatitis C indication. At the FDA he also led the initial efforts to establish the FDA Gene Therapy Patient Tracking System and published on the topic of optimizing regulatory pathways for cancer vaccines. In industry, Dr. Thornton has performed Phase I-III clinical trials in both oncology and infectious disease settings, and successfully submitted PLAs for Certiva™ while at North American Vaccine and WinRho® while at Univax Biologics.

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

Bryan T. Butman, Ph.D. has served as our Senior Vice President of Vector Operations since January 2006. He joined GenVec in 1999 and previously served as Director of Quality and Analytical Sciences from 1999 to 2002, Vice President of Quality from 2002 to 2005, and Vice President of Vector Operations from 2005 to 2006. Prior to joining GenVec, Dr. Butman was Executive Director of Diagnostic Product Research and Development with INTRACEL Corporation, a biotechnology company that originated from AKZO-Nobel, NV. During his 15-year career with INTRACEL, Dr. Butman developed FDA-regulated products in the areas of oncology, infectious disease, cardiovascular disease, and hematology. He began his product development career in 1983 as a Senior Scientist with Warner-Lambert, Co. Dr. Butman holds a Ph.D. in Biological Sciences from Wayne State University (Detroit, MI).

EMPLOYEES

As of February 29, 2008, we had 119 full-time employees, 19 of whom hold M.D. or Ph.D. degrees and 43 of whom hold other advanced degrees. Of our total workforce, 92 are engaged primarily in research and development activities and 27 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

PRINCIPAL EXECUTIVE OFFICES

We were incorporated in Delaware in 1992. Our principal executive offices are located at 65 West Watkins Mill Road, Gaithersburg, Maryland 20878, our telephone number at that location is (240) 632-0740.

AVAILABLE INFORMATION

For more information about us, visit our web site at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission. Our website also includes copies or links to selected published studies and posters of presentations, within the limits of copyright law and practicability, which contain additional information about clinical trials of our product candidates.

ITEM 1A. RISK FACTORS

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by GenVec, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product development programs, contract revenues, expenses, net losses and earnings per share.

We have a history of losses and anticipate future losses.

We have incurred net losses in each year since our inception in December 1992, including a net loss of $18.7 million for the year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of approximately $187.6 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

We derive substantially all of our revenues from payments from collaborations with corporations and government entities, and will continue to do so for the foreseeable future. We expect that it will be several years, if ever, before we will recognize revenue from product candidate sales or royalties. A large portion of our expenses are fixed, including expenses related to facilities, equipment, and personnel. In addition, we expect to spend significant amounts to fund research and development and to enhance our core technologies. We also expect to incur substantial costs to manufacture our product candidates. As a result, we expect that our operating expenses will increase significantly over the next several years and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

We will need to raise additional capital to operate our business, which may not be available to us on acceptable terms or at all.

We are focused on clinical product development. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell these products and will not have product revenues from these products. We will require substantial additional funds to conduct research and development activities, preclinical studies, clinical trials and other activities prior to the commercialization of any potential products, and our ability to access capital depends on several factors beyond our control. We anticipate that such funds will be obtained from external sources and intend to seek additional equity, debt, or lease financing or collaborative agreements with corporate, governmental, or academic collaborators to fund future operations. Our actual capital requirements will depend on, and could increase as a result of, many factors, including but not limited to:

•	the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities;
•	our ability to establish new collaborations and the terms of those collaborations;
•	competing technological and market developments;
•	the time and cost of regulatory approvals;
•	the extent to which we choose to commercialize our products internally;
•	the costs we incur in obtaining, defending and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and
•	the extent to which we choose to develop our manufacturing capability.

If we experience unanticipated cash requirements, we may need to seek additional sources of funding, which may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may cause dilution to common stockholders, have liquidation preferences and/or pre-emptive rights. From time to time, we may seek to access the public or private debt and equity markets. We also may seek to raise additional capital through outlicensing technologies or third-party collaborations. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. These arrangements could harm our business, results of operations, financial condition, cash flow or future prospects.

If we do not succeed in raising additional funds on acceptable terms, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development, manufacturing or clinical activities or be required to sell or merge the company or otherwise substantially modify or cease some or all of our current operations.

We are a clinical stage company deploying unproven technologies, and we may never be able to develop, obtain regulatory approval of, or market any of our product candidates.

Gene-based products are new and rapidly evolving medical approaches, which have not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based products to date. In addition, no gene therapy product has received regulatory approval in the United States. To date, none of our product candidates has been approved for sale in the United States or elsewhere. Gene-based products may be susceptible to various risks, including undesirable and unintended side effects from genes or the delivery systems, unintended immune responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Successful products require significant development and investment, including a lengthy and uncertain period of testing to show their safety and effectiveness before their regulatory approval or commercialization. We have not proven our ability to develop, obtain regulatory approval of, or commercialize gene-based medicines or vaccines. We may be unable to successfully select those genes or antigens with the most potential for commercial development.

If we fail to adequately show the safety and efficacy of our product candidates, we will not be able to obtain FDA approval of our product candidates.

We face the risk of failure involved in developing therapies based on new technologies. While certain of our product candidates are in clinical trials, there are others for which we have not yet initiated clinical trials. For those product candidates not yet in clinical trials, we will need to conduct significant additional research and animal testing, referred to as preclinical testing, before any of these product candidates can advance to clinical trials. In addition, we will need to conduct further clinical testing of those product candidates currently in clinical trials. It may take us many years to complete preclinical testing or trials and failure could occur at any stage of testing. Acceptable results in early testing or trials might not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products. Before we can file applications with the FDA for product approval, we must show that a particular product candidate is safe and effective. Even with respect to those product candidates currently in clinical trials, we must demonstrate the safety and efficacy of those product candidates before we can secure FDA approval. Our failure to adequately show the safety and effectiveness of our product candidates would prevent FDA approval of our products. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect our financial results and the commercial prospects for our product candidates.

Because we must obtain regulatory approval to market our products in the United States and in non-U.S. jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products; failure to comply with applicable regulations can also harm our business and operations.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we will obtain regulatory approval for any product we develop. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials of the product and an extensive regulatory approval process implemented by the FDA. To date, the FDA has not approved a gene therapy product for sale in the United States. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Before commencing clinical trials, we must submit to the FDA and receive approval from the FDA of an Investigational New Drug application (IND). Clinical trials are subject to continuing oversight by Institutional Review Boards (IRB) and the FDA. Clinical trials are also subject to:

•	informed consent;
•	good clinical practices (GCP); and
•
potential suspension or termination by us, the IRB, or the FDA at any time if, among other reasons, it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. For instance, the FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA new authority to (1) require that companies conduct post-marketing safety studies of drugs, (2) impose certain drug labeling changes relating to safety, (3) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, and (4) require companies to publicly disclose data from clinical trials.

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

A substantial portion of our revenues is dependent upon continued funding of U.S. government agencies. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our businesses could materially and adversely affect our business, results of operations and financial condition. We have entered into agreements with government agencies, such as the NIH, DHS, and NMRC and we intend to continue entering into these agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, which in turn is dependent upon adequate continued funding of the agencies and their programs. We have no control over the resources and funding government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. If we fail to satisfy our contractual obligations to deliver in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the government to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any uncompleted or partially completed work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which could materially impact our financial results.

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

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.

The biopharmaceuticals industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our Agreements with the U.S. Government are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. Government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

We have experienced, and may continue to experience, delays in conducting our clinical trials.

Clinical trials for the product candidates we are developing may be delayed by many factors, including a (i) limited number of, and competition for, suitable patients for the particular clinical trial; (ii) slower than expected rate of patient recruitment and enrollment; and/or (iii) failure of patients to complete the trial. We have experienced delays in enrolling patients into our TNFerade clinical trials and may have additional delays as we seek to expand enrollment. Our ability to enroll appropriate patients for any of our clinical trials also may be adversely affected by trials being conducted by our competitors for similar disease indications. The failure of any clinical trials to meet applicable regulatory standards or the standards of the relevant reviewing bodies could cause such trials to be delayed, suspended or terminated, which could further delay the development of any of our product candidates. Any such delays increase our product development costs, with the possibility that we could run out of funding. Delays in one clinical trial also can adversely affect our ability to launch clinical trials for similar or different indications. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, an IRB, other regulatory authorities, or by us for a variety of reasons, including for safety reasons. Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and commercial prospects for our product candidates.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, and the FDA may not agree with our interpretations, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a trial to be delayed or repeated, or a program to be terminated.

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

Our ability to develop, obtain regulatory approval of and commercialize our potential products depends, in part, on collaborations with other companies and government entities. If we are unable to find collaborators, we may not be able to develop, test, and commercialize our products.

To date, we have entered into collaborative agreements only with a limited number of companies and government entities, and some of those are no longer in effect. The success of our business strategy depends, in part, on our ability to enter into and sustain collaborations with other companies for the development and commercialization of our product candidates. Unless we are able to enter into and sustain collaboration agreements, we will need to raise additional funds for the development, testing, and commercialization of our product candidates. If collaborations or other funding is not available, we may have to delay or curtail the development and commercialization of certain product candidates.

We cannot be sure that our collaborators will perform as expected, and collaborations might produce conflicts that could delay or prevent the development or commercialization of our potential product candidates and negatively impact our business and financial condition.

We cannot control the resources that any collaborator may devote to our products. Our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. In addition, our collaborators may elect not to develop products arising out of our collaborative arrangements or to devote sufficient resources to the development, regulatory approval, manufacture, marketing, or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

An important part of our strategy involves conducting multiple product development programs. We may pursue opportunities in fields that conflict with those of our collaborators. In addition, disagreements with our collaborators could develop over rights to our intellectual property. The resolution of such conflicts and disagreements may affect ownership of intellectual property that we believe we are entitled to. In addition, any disagreement or conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators. Such a conflict or disagreement could also lead to delays in collaborative research, development, regulatory approval or commercialization of various products or could require or result in litigation or arbitration, which would be time consuming and expensive and could have a significant negative impact on our business, financial condition and results of operations.

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

If we are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility for our products, we may experience delays, and be unable to meet demand, and may lose potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our gene-based products in the volumes that will be necessary to support large-scale clinical trials or commercial sales. We do not yet know the extent to which we will be able to develop our Gaithersburg manufacturing facilities and processes for the manufacture of gene therapy product candidates. Efforts to establish capabilities, if pursued, may not meet initial expectations as to scheduling, reproducibility, yield, purity, cost, potency, or quality.

If we are unable to manufacture our product candidates in clinical quantities or, when necessary, commercial quantities, then we will need to rely on third parties to manufacture compounds for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial products. Our products may compete with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. There are very few contract manufacturers who currently have the capability to produce our proposed products, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates on a timely basis and at commercially reasonable prices would negatively affect our operations.

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

Few companies to date have shown successful large-scale manufacturing of gene-based medicines, each of which has had significantly more resources than we and it is anticipated that significant challenges will be faced in the scale-up of our manufacturing process for commercial production. There are a limited number of contract manufacturers qualified to perform large-scale manufacturing of gene-based medicines. We may be unable to manufacture commercial-scale quantities of gene-base medicines or receive appropriate government approvals on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis or at all would prevent us from achieving our business objectives.

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

We rely on a limited number of suppliers for some of our manufacturing materials. Any problems experienced by any of these suppliers could negatively impact our operations.

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

We currently have limited sales, marketing, and distribution capabilities. As a result, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. In any case we may elect to establish our own specialized sales force and marketing organization to market our products to physicians. In order to do this, we would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay a product launch. We cannot be certain that we will be able to attract and retain qualified sales personnel or otherwise develop this capability.

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

Some of our competitors are established companies with greater financial and other resources than we have. Our competitors may succeed in:

•	identifying important genes or delivery mechanisms before we do;
•	developing products or product candidates earlier than we do;
•	forming collaborations before we do, or precluding us from forming collaborations with others;
•	obtaining approvals from the FDA or other regulatory agencies for such products more rapidly than we do;
•	developing and validating manufacturing processes more rapidly than we do;
•	obtaining patent protection to other intellectual property rights that would limit or preclude our ability to use our technologies or develop products; or
•	developing products that are safer or more effective than those we develop or propose to develop.

While we seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

In addition, our products may face competition from “generic biologics,” i.e., biologics products that are approved via an abbreviated process, on the basis of a showing that the product is the same as (or perhaps similar to) our approved product, rather than on an independent demonstration of the new product’s safety and effectiveness. Although no such abbreviated approval pathway currently exists in the U.S. for biologics, representatives of the FDA and members of Congress have expressed the view that such approvals should be allowed, and federal legislation has been introduced to establish a legal pathway to approve generic versions of approved BLA products. If competitors are able to obtain marketing approval for generic biologics, our products may become subject to additional competition, with the attendant pricing pressure. We also could face increased litigation with respect to the validity and/or scope of patents relating to our products.

If we are unable to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to compete with us.

Our commercial success will depend in part on obtaining patent protection for our products and other technologies and successfully defending these patents against third party challenges. Our patent position, like that of other biotechnology firms, is highly uncertain and involves complex legal and factual questions. The laws, rules, and regulations affecting biotechnology patent protection in the United States and other countries are uncertain and is currently undergoing review and revision. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

Our ability to develop and protect a proprietary position based on biotechnological innovations and technologies involving genes and gene delivery systems, methods of use, production, formulations and the like is particularly uncertain. The U.S. Patent and Trademark Office, as well as the patent offices in other countries, have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially. Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. In addition, other companies or institutions possess issued patents and have filed and will file patent applications that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene therapy products that are the same as or similar to the subject matter of our patent applications. For example, while we have pending patent applications pertaining to particular adenovectors that cannot reproduce themselves, and adenovectors modified to alter cell binding characteristics, we are aware of issued patents and pending patent applications of other companies and institutions relating to the same subject matter. Patents and patent applications of third parties may have priority over our issued patents and our pending or yet to be filed patent applications. Proceedings before the U.S. Patent and Trademark Office and other patent offices to determine who properly lays claim to inventions are costly and time consuming, and we may not win in any such proceedings.

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

We also rely to a limited extent on trade secrets to protect our technology. However, trade secrets are difficult to protect. While we have entered into confidentiality agreements with employees and collaborators, we may not be able to prevent the disclosure or use of our trade secrets. In addition, other companies or institutions may independently develop substantially equivalent information and techniques.

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

If we lose our rights to use intellectual property we license from others, or those rights are not enforceable, then our ability to develop and commercialize our product candidates will be harmed.

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

The legal proceedings to obtain, enforce, and defend patents, and litigation of third party claims of intellectual property infringement, could require us to spend money and could impair our operations.

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

TNFerade therapy and most of our other product candidates under development could be broadly described as recombinant DNA therapies. A number of clinical trials are being conducted by other biotechnology and pharmaceutical companies involving related therapies, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious adverse events and unexpected side effects attributable to the treatment, or any response by the FDA or other similar regulatory authority to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval, impede our ability to secure additional funding or negatively influence public perception of our product candidates. As a result, these conditions could harm our business and results of operations and depress the value of our stock.

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

We may face liability claims related to the use or misuse of our drug candidates in clinical trials. If our insurance coverage is not sufficient, a product liability claim against us could adversely affect our business.

We may be held liable if any product we develop, or any product, that is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, or sale. Regardless of the merit or eventual outcome, product liability claims may result in:

•	withdrawal of product candidates from our clinical trials;
•	withdrawal of our products from the market, if they have been approved;
•	damage to our reputation;
•	costs of litigation;
•	substantial monetary awards to plaintiffs; and
•	decreased demand for our products or product candidates.

Such liability claims may be expensive to defend and may result in large judgments or settlements against us. We have obtained liability coverage for clinical trials. However, we cannot be certain that our insurance policies will be sufficient to cover all claims that may be made against us. We may need to increase our coverage as we progress into late stage clinical trials and/or eventual commercial sale. Liability insurance is expensive, difficult to obtain, and may not be available in the future on acceptable terms.

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

The hazardous biological materials used in our research and development activities include human and animal cell lines and viruses, such as adenoviruses, and animals infected with human viruses. Some of the biological material may be novel, including viruses with novel properties. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling, and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets.

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

Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures, including a reduction in reimbursement rates could cause potential corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates. We cannot be certain that, if and when our products become commercialized, the pertinent reimbursement amounts or formulary status for our products will be sufficient to enable us to market and sell our products.

Our business involves animal testing and changes in laws, regulations or accepted clinical procedures or social pressures could restrict our use of animals in testing and adversely affect our research and development efforts.

Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations, or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts.

In addition, preclinical animal studies conducted by us or third parties on our behalf may be subject to the United States Department of Agriculture regulations for certain animal species. Failure to comply with applicable regulations could extend or delay clinical trials conducted for our drug candidates.

Current healthcare laws may negatively affect our ability to obtain patient information for research purposes.

U.S. Federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These rules protect health information by regulating its use and disclosure, including for research purposes. Failure of a HIPAA “covered entity” (such as a hospital) to comply with HIPAA could constitute a violation of federal law, subject to civil and criminal penalties. We are not directly subject to HIPAA as a “covered entity,” however. Nevertheless, because conduct by a person that may not be prosecuted directly under HIPAA’s criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws, we are unable to determine whether our actions could be subject to prosecution in the event of an impermissible disclosure of data to us. In addition, many state laws apply to the use and disclosure of health information, which could affect the manner in which we conduct our research and development, as well as other aspects of our operations. Moreover, such laws are not necessarily preempted by HIPAA, in particular those state laws that afford greater privacy protection to the individual than HIPAA. Such state laws may have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you pay for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2007 to December 31, 2007, our stock price has ranged from $1.37 to $4.51. The following factors, among others, could have a significant impact on the market price of our common stock:

•	the results of our preclinical studies and clinical trials or announcements regarding our plans for future studies or trials, or those of our competitors;

•	evidence or lack of evidence of the safety or efficacy of our potential products or those of our competitors;

•	the announcement by us or our competitors of technological innovations or new products;

•	developments concerning our patent or other proprietary rights or those of our competitors, including litigation and challenges to our proprietary rights;

•	geopolitical developments, natural or man-made disease threats, or other events beyond our control;

•	U.S. and foreign governmental regulatory actions;

•	changes or announcements in reimbursement policies;

•	period-to-period fluctuations in our operating results;

•	market conditions for life science stocks in general;

•	changes in the collective short interest in our stock;

•	changes in estimates of our performance by securities analysts; and

•	our cash balances, need for additional capital, and access to capital.

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Recently our stock has traded below $1.00, and if we fail to comply with the listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

We have adopted a stockholder rights plan that may discourage, delay, or prevent a merger or acquisition that is beneficial to our stockholders.

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

We have on file an effective shelf registration statement that allows us to raise up to $100 million from the sale of common or preferred stock, debt, or warrants for the purchase of common or preferred stock. The issuance of debt or preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of debt or preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

We initially became subject to these requirements for our fiscal year ended December 31, 2005. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Growth of our business will necessitate ongoing changes to our internal control systems, processes and infrastructure, including our information systems. We cannot be certain that our current design for internal control over financial reporting, and any modifications necessary to reflect changes in our business, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment of the effectiveness of internal controls over financial reporting), our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

ITEM1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease 42,900 square feet for our corporate offices and research and development laboratories located at 65 West Watkins Mill Road in Gaithersburg, Maryland. The lease expires on November 1, 2009. We have additional space within our Gaithersburg, Maryland facilities that can be utilized to accommodate future growth. We currently believe that the Gaithersburg facility is sufficient to meet our present needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders by the Company during the quarter ended December 31, 2007 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering of common stock on December 12, 2000, our common stock has been traded in the over-the-counter market and is included for quotation on the NASDAQ Global Market under the symbol GNVC. Set forth below is the range of high and low closing sale prices for our common stock as reported on the NASDAQ Global Market for the two most recent years:

	HIGH	LOW
First Quarter 2007	$3.46	$2.30
Second Quarter 2007	$4.51	$2.35
Third Quarter 2007	$2.57	$1.84
Fourth Quarter 2007	$2.82	$1.37

First Quarter 2006	$2.29	$1.66
Second Quarter 2006	$2.16	$1.35
Third Quarter 2006	$1.40	$0.92
Fourth Quarter 2006	$2.56	$1.09

As of February 29, 2008, there were approximately 185 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or “DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are, therefore, considered to be held of record by Cede & Co. as one stockholder.

We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total return to our stockholders for the Company’s Common Stock from December 31, 2002 through December 31, 2007 as compared to (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a peer group index, the NASDAQ Pharmaceutical Index. The returns were calculated assuming that $100 was invested on December 31, 2002 in the Company’s Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on the Company’s Common Stock. The information contained in the Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates it by reference into any such filing.

The following graph is presented in accordance with Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	GenVec, Inc.	NASDAQ Composite	NASDAQ Pharmaceutical

12/31/02	$100.00	$100.00	$100.00
12/31/03	$103.77	$149.75	$144.89
12/31/04	$51.26	$164.64	$160.46
12/31/05	$51.89	$168.60	$160.65
12/31/06	$75.47	$187.83	$163.42
12/31/07	$46.23	$205.22	$154.46

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2007. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	DECEMBER 31,
SUMMARY STATEMENT OF OPERATIONS: (in thousands, except per share data)	2007	2006	2005	2004	2003
Revenue	$14,047	$18,923	$26,554	$11,853	$10,520
Operating expenses:
Research and development	26,030	29,569	30,802	23,087	23,457
General and administrative	9,349	9,604	8,333	7,884	8,405
Loss on disposal of assets	5	-	1,895	2	-
Total operating expenses	35,384	39,173	41,030	30,973	31,862
Operating loss	(21,337)	(20,250)	(14,476)	(19,120)	(21,342)
Other income, net	2,629	978	484	226	81
Net loss	$(18,708)	$(19,272)	$(13,992)	$(18,894)	$(21,261)
Basic and diluted net loss per share	$(0.25)	$(0.30)	$(0.24)	$(0.35)	$(0.65)
Shares used in computing of basic and diluted net loss per share	74,132	64,038	57,823	54,331	32,963

	DECEMBER 31,
	2007	2006	2005	2004	2003
SUMMARY BALANCE SHEET DATA:
(in thousands)
Cash, cash equivalents, and short-term investments	$23,660	$34,373	$31,999	$30,763	$26,523
Working capital	17,478	29,880	30,477	26,021	20,636
Long-term investments	--	--	--	2,302	13,438
Total assets	28,348	40,168	41,901	44,071	52,684
Current portion of debt	789	754	913	1,227	1,462
Long-term debt, less current portion	807	1,601	2,351	3,264	4,539
Accumulated deficit	(187,566)	(168,858)	(149,586)	(135,594)	(116,700)
Total stockholders' equity	18,110	30,791	31,422	30,481	37,026

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report. See “Business- Risks and Uncertainties” regarding certain factors known to GenVec that could cause reported financial information not to be necessarily indicative of future results, including discussions of the risks related to the development, regulatory approval, manufacture, proprietary protection of our product candidates, and their market success relative to alternative products.

OVERVIEW

GenVec, Inc. (“GenVec,” “we,” “our,” or the “Company”) is a clinical stage biopharmaceutical company working to develop and commercialize innovative gene-based therapies to treat cancer, vision and hearing loss and balance disorders, and vaccines to prevent infectious diseases. We combine our patented and/or patent pending gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade for cancer, currently in a pivotal trial for locally advanced pancreatic cancer, TherAtoh1 for hearing and balance impairment, and AdPEDF for age related macular degeneration. Using the same gene transfer technology we are also collaborating with the U.S. government and PATH’s Malaria Vaccine Initiative (MVI) for the development of vaccine candidates against infectious diseases, for the prevention of malaria, HIV, respiratory syncytial virus, HSV-2 and influenza, and an animal health vaccine for the prevention of foot-and-mouth disease.

An element of our business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

Our product candidates also have not yet received regulatory approvals, either from the FDA for the United States or from regulatory agencies outside of the United States, which approvals are required before we can market them as therapeutic and/or vaccine products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval in the United States, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologies have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Furthermore, our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government, or agency-sponsored studies that could reduce our development costs.

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Our research and development expenses were $26.0 million, $29.6 million, and $30.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. These expenses were divided between our research and development platforms in the following manner:

	Year ended December 31,

(in millions)	2007	2006	2005

TNFerade	$15.0	$13.0	$7.1
Vaccines	11.0	16.0	22.5
Other Clinical Programs	-	0.6	1.2
Total	$26.0	$29.6	$30.8

TNFerade. Our lead cancer product candidate is currently being studied in a pivotal clinical trial for the treatment of locally advanced pancreatic cancer, in Phase II trials for rectal cancer and metastatic melanoma cancer and two Phase I/II trials for head and neck cancer. GenVec has incurred $70 million of expenses on the development of this product candidate since the commencement of this program in 1999. Costs since the commencement of this program include research, development, clinical trials, clinical supply costs, and an allocation of corporate general and administrative expenses. GenVec expects to continue to expend substantial additional amounts for the clinical development and commercialization of TNFerade.

Vaccines. Under the Company’s corporate and government funded vaccine programs, GenVec continues to develop vaccine candidates against malaria, HIV, respiratory syncytial virus, and other infectious diseases, as well as an animal health vaccine for foot-and-mouth disease (FMD). Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $73 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which has been funded by the various sponsors under cost-reimbursement agreements.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2007, had an accumulated deficit of approximately $187.6 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, our management evaluates its estimates using authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Significant accounting policies are more fully described in Note 2 to our financial statements included in this annual report on Form 10-K.

Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While we base estimates and assumptions on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, refer to Note 2 of the Notes to Financial Statements.

We believe the following accounting policies to be critical because they require significant estimates or judgment on the part of management:

Revenue Recognition.  The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Consequently, the Company recognizes revenues when a contract is executed, the contract price is fixed and determinable, delivery of the service or products has occurred, and collectability of the contract amounts is considered probable.

The Company’s collaborative research and development agreements can provide for up-front license fees, research payments, and/or milestone payments. In accordance with SAB 104, up-front nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured.

Research and development revenue from cost-reimbursement and cost-plus fixed fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, cost, and billing factors (e.g. indirect rate estimates) are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels. Payments received in advance of work performed are recorded as deferred revenue.

Clinical Trial Expenses and Research and Development Activities. We accrue estimated costs for clinical and pre-clinical studies based on estimates of work performed. We believe that this method best aligns the expenses the Company records with the efforts it expends. We monitor the progress of the trials and their related activities to the extent possible and adjust the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known; all adjustments to date have been inconsequential.

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty, and intended use of a product candidate. We estimate that clinical trials of the type GenVec generally conducts are typically completed over the following timelines:

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

We test potential product candidates in pre-clinical studies to identify indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines “fair value” in the context of accounting and financial reporting and establishes a framework for measuring fair value under GAAP. SFAS 157 also expands the required disclosures regarding fair value measurements. In January 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and liabilities to the first quarter of 2009. SFAS 157 is effective for financial assets and liabilities in the first quarter of 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations, financial condition or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective in the first quarter of 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations, financial condition or cash flows.

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 applies to non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity. The consensus on EITF 07-3 states such advance payments should be recorded as an asset when the advance payments are made. Capitalized amounts should be recognized as expense when the research and development activities are performed; that is, when the goods without alternative future use are acquired or the service is rendered. The consensus should be applied prospectively to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The implementation of EITF 07-3 when applied to the recently signed Cobra agreement will have a material impact on the timing of the Company’s recognition of expense under this agreement since the Cobra agreement has an advance payment.

In December 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUE

Revenue. Revenue decreased 26 percent to $14.0 million in 2007 from $18.9 million in 2006. The decrease in revenue is primarily a result of the successful completion of the one-time production of clinical grade HIV vaccine supplies for a Phase IIb proof-of-concept trial to be conducted by NIH for which we were reimbursed under our contract. This resulted in a year to year reduction of $6.8 million in revenues.  The decrease is also due, to a lesser extent, to the expiration of funding of our collaboration with FUSO Pharmaceutical Industries of Japan, effective December 31, 2006, for the development of targeted cancer therapies. These decreases were partially offset by revenue earned under our 3-year contract signed in January 2007 with the DHS for the development of vaccine and anti-viral candidates for the prevention and containment of FMD.  This contract has resulted in a year to year increase of $3.0 million in revenues. To a lesser degree, revenue declines were partially offset by the additional funding the Company received and recognized under its amended and extended Collaborative Research, Development, and Supply Agreement with the PATH Malaria Vaccine Initiative to continue advancing a new multivalent malaria vaccine toward clinical evaluation.

OPERATING EXPENSES

Research and development. Research and development expenses decreased 12 percent to $26.0 million in 2007 from $29.6 million in 2006. The decrease is primarily due to lower pass-through costs under our NIH funded HIV vaccine development contract. The decrease was partially offset by higher costs related to the continuing clinical evaluation of TNFerade in our pivotal trial for the treatment of locally advanced pancreatic cancer and increased personnel costs which includes an increase of approximately $593,000 of stock-based compensation expense in 2007 as compared to the prior year.

General and administrative. General and administrative expenses decreased 3 percent to $9.3 million in 2007 from $9.6 million in 2006. General and administrative expenses were lower in 2007 primarily due to decreased professional fees, facilities and depreciation costs, partially offset by higher administrative personnel costs (including severance expenses of approximately $349,000 for former employees), and an increase of approximately $251,000 of stock-based compensation expense in 2007 as compared to the prior year.

Loss on disposal of assets. There was a loss on disposal of assets of $5,000 in 2007 and no loss in 2006. The loss in 2005 of $1.9 million represents the loss associated with the sale of the myoblast cell therapy assets to Mytogen.

OTHER INCOME (LOSS)

Total other income increased to $2.6 million in 2007 from $978,000 in 2006.

Interest income was $1.5 million in 2007 as compared to $1.2 million in the comparable prior year period. The increase in interest income is due to higher investment balances as well as higher yields earned on our portfolio.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants decreased $511,000 for the period ending December 31, 2007 as compared to the comparable prior year period. This was due to the declining balances of our debt obligations and a reduction in interest expense due to a decrease in the fair value of the warrant liability associated with our CEFF with Kingsbridge in 2007 as compared to the comparable period in 2006.

Other income (loss) increased $847,000 in 2007 resulting from the receipt of an insurance settlement of $500,000 due to a casualty loss and the receipt of equity, valued at $337,000, from a third party in exchange for the release of security interests.

YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUE

Revenue. Revenue decreased 29 percent to $18.9 million in 2006 from $26.6 million in 2005. The decrease in revenues is primarily a result of the successful completion of the one-time production of clinical grade HIV vaccine supplies. To a lesser degree, revenues declined due to the satisfactory completion of clinical material production, funded under our malaria vaccine contract with the U.S. Navy, for use in clinical testing that commenced in January 2007, as well as lower reimbursable expenses incurred under our PATH’s Malaria Vaccine Initiative (MVI) vaccine development program. These reductions were partially offset by an approximately $1.0 million increase in revenue earned in 2006 under the previously announced $1.7 million expansion of our USDA funded program for the development of a foot-and-mouth disease vaccine. Revenues in 2005 also include approximately $1.1 million in amortized revenues recognized under our development agreement with Terumo Corporation prior to the previously announced assignment of the agreement to Mytogen, Inc. in December 2005.

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

General and administrative. General and administrative expenses increased 15 percent to $9.6 million in 2006 from $8.3 million in 2005. General and administrative expenses were higher in 2006 primarily due to increased costs for performance-based compensation, recruitment and relocation expenses, and approximately $273,000 of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No.123(R).

Loss on disposal of assets. The loss on disposal of assets decreased to $0 in 2006 from $1.9 million in 2005 due to the non-cash write-off of intangible assets in conjunction with the previously announced sale of the Company’s myoblast cell therapy assets in December 2005.

OTHER INCOME (LOSS)

Other income (loss) increased from $484,000 in 2005 to $978,000 in 2006. Other interest income increased from $908,000 in 2005 to $1.2 million in 2006 due primarily to an increase in interest rates earned on invested balances. Interest expense decreased from $426,000 in 2005 to $249,000 in 2006 due to a year-to-year, $152,000 change in the non-cash market value of our interest rate swap agreement and lower interest charges due to debt repayments of $926,000 during 2006.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have experienced and expect to continue to incur operating losses for the foreseeable future until one or more of our product candidates are commercialized. As of December 31, 2007, we held $23.7 million in cash and investments as compared to approximately $34.4 million at December 31, 2006. Net cash used in operating activities was $15.0 million in 2007 compared with $15.1 million used in 2006. Net cash provided by financing activities was $3.6 million in 2007, primarily reflecting net proceeds of $3.6 million from issuance of stock under our CEFF and $789,000 from purchases under stock incentive programs offset by debt repayments of $783,000. Net cash provided by investing activities was approximately $6.9 million in 2007, which consisted principally of the net proceeds of the sale and maturity of investment securities offset by the purchase of property and equipment totaling $289,000. As of December 31, 2007, our working capital was approximately $17.5 million compared to $29.9 million at December 31, 2006.

Historically we have entered into agreements with academic medical institutions and contract research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols; additionally, in 2008, we have recently entered into a contract manufacturing agreement for which we were obligated to pay a $1 million non-refundable reservation fee. Such contracts expire at various dates and have differing renewal and expiration clauses. We also utilize different financing instruments, such as debt and capital and/or operating leases, to finance various equipment and facility needs. Our external research, clinical study, and financing commitments are summarized in the following table:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,596	$789	$807	$—	$—
Operating leases	1,464	815	649	—	—
Other	219	196	23	—	—
Total contractual obligations	$3,279	$1,800	$1,479	$—	$—

In addition, we have committed to make potential future milestone payments to third parties, as part of our in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is not probable or reasonably estimable, such contingent obligations have not been recognized in our financial statements, and are not included above.

We also have a bond sinking fund requirement which totaled approximately $338,000 at December 31, 2007. Such amount is not available for unrestricted use in current operations.

We expect our revenue for the next several years to consist primarily of payments under government grants and contracts and, to a lesser extent, interest income. We intend to commit a significant portion of our resources on our lead product candidate, TNFerade, for the treatment of cancer. With respect to our other product candidates, we will seek to form strategic alliances under which we will share the risks and costs of development. We also will continue to look for funded research collaborations to help offset future anticipated losses from operations. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.

We expect that significant additional financing will be required as we move our product candidates through clinical development, including the continued advancement of TNFerade through the Phase III potion of the pivotal trial for locally advanced pancreatic cancer.

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase, at our option, up to a total of $30.0 million of the Company’s common stock over a 3-year period, subject to certain conditions and limitations. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. In particular, Kingsbridge is not obligated to purchase shares of common stock at a price lower than $1.25. Should we choose to utilize the CEFF again, net proceeds from the sale of common stock under the CEFF will help defray costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer and/or other indications and general corporate purposes. As part of the CEFF arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price $2.67 per share. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011.

In June 2007, we initiated our first draw against the CEFF. On June 26, 2007, subsequent to the first 4-day pricing period, we sold 769,773 common shares for gross proceeds of $1.8 million. The second 4-day pricing period ended on June 29, 2007 at which time we sold under the CEFF, 832,441 common shares for gross proceeds of $1.8 million. The Variable Weighted Average Price (“VWAP”) of the Company’s stock during the first 4-day pricing period was $2.34, which equals or exceeds the minimum purchase price of $1.25 per share. The VWAP of our stock during the second 4-day pricing period was $2.16, which equals or exceeds the minimum purchase price of $1.25 per share.

On February 1, 2007, the Company filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration was declared effective February 12, 2007 and allows the Company to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt. To date, the Company has not utilized the shelf registration but is eligible to do so at such time the Company deems appropriate.

On December 21, 2006, the Company sold 9,610,000 shares of common stock to various investors at $2.05 per share under a prior shelf registration on Form S-3 declared effective on April 28, 2005. Proceeds from this sale, net of offering costs, totaled $18.3 million.

We are currently expecting to use approximately $17 million in the 12 months ending December 31, 2008, unless we pursue and obtain additional sources of funds in that timeframe. Our estimate includes approximately $1.8 million in contractual obligations reflected in the table above, as well as $0.5 million for capital expenditures, and the $1 million non-refundable reservation fee paid in January 2008 as part of the Cobra manufacturing agreement. We believe that our existing cash, and anticipated cash flows from our current collaborations and short term-investments will be sufficient to support our operations for approximately 15 months.

Our estimated capital requirements will depend on, and could increase or decrease as a result of, many factors, including the extent to which we choose to develop our research, development, clinical, manufacturing, and commercialization activities.

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

As of December 31, 2007, we have net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code. At December 31, 2007, the Company has net operating loss carryforwards of approximately $232.6 million for federal income tax purposes which will expire at various dates through 2027, and research and experimentation tax credit carryforwards of $12.6 million which will expire at various dates through 2027. The Company also has capital loss carryforwards of $0.8 million which will expire in 2008.

OFF-BALANCE SHEET OBLIGATIONS

We had no off-balance sheet obligations during fiscal year 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk.

As of December 31, 2007, we had cash and cash equivalents and short-term investments of $23.7 million as follows:

Cash and cash equivalents	$7.3 million
Short-term investments	$16.4 million

Our exposure to market risk is confined to cash and cash equivalents, which consist of instruments having original maturities of three months or less, and our short-term investment portfolio. We maintain a short-term investment portfolio of investment grade government agency notes and corporate bonds. The securities in our short-term investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2007, securities totaling $16.2 million are scheduled to mature in 2008; the remaining $0.2 million represents the value of the equity received in consideration of the Company’s release of security interest upon Mytogen’s acquisition by Advanced Cell Technology, Inc. in 2007. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We are headquartered in the United States where we conduct our pre-clinical research activities. Clinical trials are currently conducted in the United States and, to a lesser extent, Europe. Clinical sites in other locations outside of the United States are evaluated as needed. All revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

On December 31, 2007, we had an outstanding industrial revenue bond payable of $1.4 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.68 percent plus a remarketing fee. As of December 31, 2007, the fair value of the interest rate swap, excluding accrued interest, was $38,000. We also have outstanding loans totaling $226,000 at fixed interest rates ranging from 5.0 percent to 10.5 percent. Principal and interest on these loans is due and payable monthly.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F for a list of the financial statements being filed herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, independent registered public accounting firm, who audited and reported on our financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007 as stated in its report which is included herein immediately preceding our audited financial statements.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item, with the exception of information on our executive officers, which appears under “Executive Officers of the Registrant,” in Part I of the Form 10-K, is incorporated by reference from our Proxy Statement relating to the 2008 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2008 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, with the exception of information relating to compensation plans under which equity securities of the Registrant are authorized for issue, which appears below, is incorporated by reference from our Proxy Statement relating to the 2008 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,106,582	$2.52	3,932,335
Equity compensation plans not approved by security holders	—	—	—
Total	6,106,582	$2.52	3,932,335

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2008 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2008 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements - See index to Financial Statements on page F below for a list of the financial statements being filed herein.

(2)
Financial Statement Schedules - All financial statement schedules are omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or notes thereto.

(3)	Exhibits – The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended & Restated Certificate of Incorporation of GenVec, Inc. (7)
3.1(a)	Certificate of Designation of the Series A Junior Participating Preferred Stock. (7)
3.1(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of GenVec, Inc. (14)
3.2	Amended & Restated Bylaws of GenVec, Inc. (1)
4.1
Rights Agreement dated as of September 7, 2001 between the Company and American Stock Transfer & Trust Company, the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto. (4)

4.2	Stock Purchase Agreement dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Company. (5)
4.3	Investor Rights Agreement, dated as of December 21, 2001, by and among HealthCare Ventures V. L.P., HealthCare Ventures VI, L.P., and the Company. (5)
4.4	Registration Rights Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company. (9)
4.5	Form of Warrant, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company. (9)
10.1	Form of Indemnification Agreement for Directors and Officers. (1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.* (Filed herewith)
10.3	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.* (2)
10.4	2000 Employee Stock Purchase Plan, and form of agreement thereunder.* (1)
10.5	Amended and Restated 2000 Director Option Plan.* (6)
10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Company. (1)
10.7	New Collaboration Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries, Ltd. and the Company. + (7)
10.8	New Commercialization Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries Ltd. And the Company.+ (7)
10.9	License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Company. (8)
10.10	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc. (7)
10.11	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company. (1)
10.12	Patent License Agreement dated January 8, 2000 between the Company and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000. (8)
10.13	Patent License Agreement dated December 20, 2000 between the Company and Northwestern University. (3)
10.14	Salary Continuation Agreement between the Company and Paul H. Fischer dated October 15, 2002. *(7)
10.15	Change in Control Agreement between the Company and Paul H. Fischer dated October 15, 2002. *(7)
10.16	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006. *(10)
10.17	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006. *(10)

10.18	Form of Salary Continuation Agreement between the Company and other executive officers and senior staff dated October 15, 2002. *(7)
10.19	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003. (8)
10.20
Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002. + (6)

10.21
Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 29, 2006. + (11)

10.22	Research Collaboration Agreement between Cordis Corporation and the Company dated as of December 22, 2003. + (8).
10.23	Common Stock Purchase Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company. (9)
10.24	Agreement with the United States Department of Homeland Security for the Development of Adenovector-Based Foot and Mouth Vaccine Candidates dated January 30, 2007. (12)
10.25	Amendment to Agreement with the United States Department of Homeland Security for the Development of Adenovector-Based Foot and Mouth Vaccine Candidates dated November 9, 2007. + (13)
10.26	Manufacturing Development Agreement with Cobra Biomanufacturing Plc dated January 18, 2008. + (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed herewith).
32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350 (filed herewith).
32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350 (filed herewith).

*	Compensatory plan, contract or arrangement.
+
Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.
(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.
(3)	Incorporated by reference from our Annual Report on Form 10-K (File No: 0-24469) filed with the Securities and Exchange Commission on March 30, 2001.
(4)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.
(5)	Incorporated by reference from our Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on January 3, 2002.
(6)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 29, 2002.
(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.
(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.
(9)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2006.
(10)	Incorporated by reference from our Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.

(12)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2007.
(14)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.

By:	/s/ PAUL H. FISCHER
Paul H. Fischer, Ph.D
Date:	President, Chief Executive Officer and Director March 17, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul H. Fischer and Douglas J. Swirsky, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE

/s/ PAUL H. FISCHER, PH.D.	President, Chief Executive Officer	March 17, 2008
Paul H. Fischer, Ph.D.	and Director
(Principal Executive Officer)

/s/ DOUGLAS J. SWIRSKY	Chief Financial Officer,
Douglas J. Swirsky	Treasurer & Secretary	March 17, 2008
(Principal Financial and
Accounting Officer)

/s/ WAYNE T. HOCKMEYER, PH.D.	Director
Wayne T. Hockmeyer, Ph.D.		March 13, 2008

/s/ ZOLA HOROVITZ, PH.D.	Director
Zola Horovitz, Ph.D.		March 13, 2008

/s/ WILLIAM N. KELLEY, M.D.	Director
William N. Kelley, M.D.		March 13, 2008

/s/ KEVIN M. ROONEY	Director
Kevin M. Rooney		March 13, 2008

/s/ JOSHUA RUCH	Director
Joshua Ruch		March 13, 2008

/s/ MARC R. SCHNEEBAUM	Director
Marc R. Schneebaum		March 13, 2008

GENVEC, INC.
INDEX TO FINANCIAL STATEMENTS

PAGE NO.
Reports of Independent Registered Public Accounting Firm	F-1 to F-2

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations—Years Ended December 31, 2007, 2006, and 2005	F-4

Statements of Stockholders' Equity and Comprehensive Loss —Years Ended December 31, 2007, 2006, and 2005	F-5

Statements of Cash Flows—Years Ended December 31, 2007, 2006, and 2005	F-6

Notes to Financial Statements	F-7 to F-25

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited GenVec, Inc.’s (“the Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GenVec’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, GenVec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GenVec, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

McLean, Virginia
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. (the Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GenVec, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 17, 2008

GENVEC, INC.
BALANCE SHEETS

(in thousands)
As of December 31,	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,289	$11,803
Short-term investments (Note 4)	16,371	22,570
Accounts receivable	1,756	1,769
Prepaid expenses and other	531	756
Bond sinking fund (Note 8)	338	313
Total current assets	26,285	37,211
Property and equipment, net (Notes 5 and 8)	2,041	2,921
Other assets	22	36
Total assets	$28,348	$40,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$789	$754
Accounts payable	902	492
Accrued clinical trial expenses	1,313	970
Accrued other expenses	3,942	4,300
Unearned revenue	1,861	815
Total current liabilities	8,807	7,331
Long-term debt, less current portion (Note 8)	807	1,601
Other liabilities	553	445
Total liabilities	10,167	9,377

Common Stock Subject to Redemption, 32 and 0 shares issued and outstanding as of December 31, 2007 and December 31, 2006	71	-

Commitments (Notes 8 and 10)

Stockholders' equity (Note 11)
Preferred stock, $0.001 par value, 5,000 shares authorized in 2007 and 2006; none issued and outstanding in 2007 and 2006	-	-
Common stock, $0.001 par value; 200,000 shares authorized in 2007 and 2006; 75,353 and 73,449 shares issued and outstanding in 2007 and 2006	75	73
Additional paid-in capital	205,746	199,563
Accumulated other comprehensive income (loss) (Notes 4 and 13)	(145)	13
Accumulated deficit	(187,566)	(168,858)
Total stockholders' equity	18,110	30,791
Total liabilities and stockholders' equity	$28,348	$40,168

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS

(in thousands, except per share data)
Years ended December 31,	2007	2006	2005
Revenue from strategic alliances and research contracts (Note 9)	$14,047	$18,923	$26,554
Operating expenses:
Research and development	26,030	29,569	30,802
General and administrative	9,349	9,604	8,333
Loss on disposal of assets (Notes 3 and 7)	5	-	1,895
Total operating expenses	35,384	39,173	41,030
Operating loss	(21,337)	(20,250)	(14,476)
Other income (loss):
Interest income	1,520	1,227	908
Interest expense, net of change in fair value of Kingsbridge warrant liability	262	(249)	(426)
Other	847	-	2
Total other income, net	2,629	978	484
Net loss	$(18,708)	$(19,272)	$(13,992)
Basic and diluted net loss per share	$(0.25)	$(0.30)	$(0.24)
Shares used in computation of basic and diluted net loss per share	74,132	64,038	57,823

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
(in thousands)	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
Balance, December 31, 2004	55,588	$56	$166,656	$(382)	$(255)	$(135,594)	$30,481
Comprehensive loss:
Net loss	-	-	-	-	-	(13,992)	(13,992)
Unrealized change in investments, net	-	-		-	(30)	-	(30)
Unrealized change in cash flow derivative, net	-	-	-	-	240	-	240
Total comprehensive loss							(13,782)
Common stock issued under Shelf registration, net	7,600	8	13,990	-	-	-	13,998
Common stock issued under stock incentive plans	487	-	464	-	-	-	464
Deferred compensation charge resulting from stock options	-	-	-	261	-	-	261
Balance, December 31, 2005	63,675	$64	$181,110	$(121)	$(45)	$(149,586)	$31,422
Comprehensive loss:
Net loss	-	-	-	-	-	(19,272)	(19,272)
Unrealized change in investments, net	-	-	-	-	58	-	58
Total comprehensive loss							(19,214)
Common stock issued under Shelf registration, net	9,610	9	18,290	-	-	-	18,299
Common stock issued under stock incentive plans	164	-	130	-	-	-	130
Deferred financing charge resulting from warrant issued under CEFF	-	-	(800)	-	-	-	(800)
Deferred compensation adjustment resulting from adoption of SFAS No. 123(R)	-	-	-	121	-	-	121
Stock-based compensation	-	-	833	-	-	-	833
Balance, December 31, 2006	73,449	$73	$199,563	$-	$13	$(168,858)	$30,791
Comprehensive loss:
Net loss	-	-	-	-	-	(18,708)	(18,708)
Unrealized change in investments, net	-	-	-	-	(158)	-	(158)
Total comprehensive loss							(18,866)
Common stock issued under stock benefit plans	334	-	789	-	-	-	789
Common stock issued under CEFF	1,570	2	3,529	-	-	-	3,531
Deferred financing charge resulting from stock issued under CEFF	-	-	(23)	-	-	-	(23)
Deferred financing charge resulting from warrant issued under CEFF	-	-	90	-	-	-	90
Stock-based compensation	-	-	1,798	-	-	-	1,798
Balance, December 31, 2007	75,353	$75	$205,746	$-	$(145)	$(187,566)	$18,110

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS

(in thousands)
Years ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net loss	$(18,708)	$(19,272)	$(13,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213	1,441	1,714
Non-cash adjustments for premiums and discounts on investments	(843)	(111)	346
Non-cash charges for options (Note 2)	1,798	954	261
Non-cash consideration received for release of security interest	(337)	-	-
Change in fair value of warrants (Note 11)	(445)	44	-
Loss on disposal of assets (Notes 3 and 7)	5	-	1,895
Gain on investments	-	-	(2)
Change in accounts receivable	13	2,280	(2,505)
Change in accounts payable and accrued expenses	932	(264)	229
Change in unearned revenue	1,371	(367)	(1,634)
Change in other assets and liabilities, net	21	156	180
Net cash used in operating activities	(14,980)	(15,139)	(13,508)

Cash flows from investing activities:
Purchases of equipment	(289)	(160)	(398)
Purchases of investment securities	(35,487)	(31,926)	(31,570)
Proceeds from sale and maturity of investment securities	42,660	34,695	33,725
Net cash provided by investing activities	6,884	2,609	1,757

Cash flows from financing activities:
Proceeds from issuance of common stock subject to redemption, net of issuance costs (Note 11)	3,576	-	-
Proceeds from issuance of common stock, net of issuance costs (Note 10)	789	18,429	14,462
Proceeds from debt borrowings	-	-	-
Principal payments of long-term debt obligations (Note 8)	(783)	(926)	(1,247)
Net cash provided by financing activities	3,582	17,503	13,215

Increase (decrease) in cash and cash equivalents	(4,514)	4,973	1,464
Beginning balance of cash and cash equivalents	11,803	6,830	5,366

Ending balance of cash and cash equivalents	$7,289	$11,803	$6,830
Supplemental disclosures of cash flow information:
Cash paid for interest	$149	$205	$265
Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$307	$844	$-
Change in the fair value of interest rate swap	$(9)	$(52)	$(140)

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. is a clinical stage biopharmaceutical company working to develop and commercialize innovative gene-based therapies to treat cancer, vision and hearing loss and balance disorders, and vaccines to prevent infectious diseases. We combine our patented and/or patent pending gene transfer technologies with proprietary therapeutic genes to create product candidates, such as TNFerade for cancer, TherAtoh1 for hearing and balance impairment, and AdPEDF for age related macular degeneration. Using the same gene transfer technology we are also collaborating with the U.S. government and PATH’s Malaria Vaccine Initiative (MVI) for the development of vaccine candidates against infectious diseases, for the prevention of malaria, HIV, respiratory syncytial virus, HSV-2 and influenza, and with the U.S. Department of Homeland Security for the development of an animal health vaccine for the prevention of foot-and-mouth disease.

Our most advanced product candidate is TNFerade, currently in a pivotal trial for the treatment of locally advanced pancreatic cancer, Phase II trials for metastatic melanoma cancer and rectal cancer and two Phase I/II trials for head and neck cancer. In addition to TNFerade, we have vaccine candidates against HIV and malaria in Phase I clinical evaluations as well as vaccine candidates against foot-and-mouth disease being tested in cattle. Currently all vaccine trials are being conducted under the auspices of the U.S. Government.

Our gene-based therapeutic product candidates are based on proprietary technology that uses an adenovector to deliver genes that produce proteins at the site of disease. In contrast, the medical use of many proteins has been historically limited by the inability to maintain sufficient concentrations of the protein at the site of the disease for a period of time long enough to provide a benefit, while minimizing side effects caused by the protein’s presence in other, non-target tissues. Our adenovector technology for therapeutics has been developed to address this limitation.

We are subject to various risks common to companies within the biotechnology industry. These include, but are not limited to: development by competitors of new technological innovations; risks inherent in the research, development and/or manufacture of biotechnology products; as well as other risks.

The Company will need to raise additional funds or enter into a strategic collaboration or other partnership in order to complete clinical development of its product candidates and commercialize TNFerade following regulatory approval. The Company's current cash and investments are expected to be sufficient to finance its activities through the first quarter of 2009. If the Company does not raise additional funds or enter into a strategic collaboration or other partnership, then it may not be able to further develop its product candidates, including TNFerade. This would negatively impact the Company's business, financial condition and results of operations. The Company cannot be certain that additional funding will be available on favorable terms, if at all, or that it will be successful in its efforts to enter into arrangements with strategic partners for its product candidates.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid debt instruments, time deposits, and money market funds with original maturities of three months or less.

(b) INVESTMENTS

Our investments consist primarily of bonds, government agency notes, and commercial paper. These investments are classified as available-for-sale securities, which are carried at fair value, with the unrealized holding gains and losses reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

In addition to the available for sales investments noted above, the Company acquired 806,452 common shares of a third party in 2007, as a result of the Company’s relinquishment of certain rights. See additional discussion regarding this transaction in Note 4.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, bond sinking fund, accounts receivable, accounts payable, long-term debt, and a warrant issued in connection with our Committed Equity Financing Facility.

(d) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of assets, which are generally three to five years for equipment and seven years for furniture and fixtures. Leased property meeting certain criteria is capitalized at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Amortization of capitalized leased assets is computed on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The Company incurs maintenance costs with respect to some of its major equipment. Repair and maintenance costs are expensed as incurred.

(e) REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Consequently, the Company recognizes revenues when a contract is executed, the contract price is fixed and determinable, delivery of the service or products has occurred, and collectability of the contract amounts is considered probable.

The Company’s collaborative research and development agreements can provide for up-front license fees, research payments, and/or milestone payments. In accordance with SAB 104, up-front nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured.

Research and development revenue from cost-reimbursement and cost-plus fixed fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, cost, and billing factors (e.g. indirect rate estimates) are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels. Payments received in advance of work performed are recorded as deferred revenue.

(f) RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Such costs include internal research and development expenditures (such as salaries and benefits, raw materials, and supplies) and contracted services (such as sponsored research, consulting, and testing services) of proprietary research and development activities and similar expenses associated with collaborative research agreements.

(g) CLINICAL TRIAL EXPENSES

The Company accrues estimated costs for clinical and pre-clinical studies based on estimates of work performed. The Company believes that this method best aligns the expenses it records with the efforts it expends. The Company monitors the progress of the trials and their related activities and adjusts the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known.

(h) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2007 and 2006. The Company has significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

(i) NET LOSS PER SHARE

We calculate net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For each of the years ended December 31, 2006 and 2007, approximately 3.4 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(j) COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and unrealized holding gains and losses from available-for-sale securities. The Company reports comprehensive income (loss) on the Statement of Stockholder’s Equity and Comprehensive Loss, and accumulated other comprehensive income (loss) on the Balance Sheets. Other information regarding comprehensive income (loss) is contained in Note 13.

(k) INTEREST RATE SWAP

The Company has an interest rate swap agreement to manage interest rate exposure. Amounts to be paid or received under this agreement are included in interest expense. In addition, because the interest rate swap has been deemed by Company management to be ineffective, changes in the fair value of the swap agreement are also included in interest expense.

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

(m) STOCK-BASED COMPENSATION

Prior to fiscal year 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of our employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant.

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No.123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This Statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Therefore, financial statements prior to 2006 have not been restated. Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. Share-based compensation cost that has been included in expense from continuing operations amounted to $1.8 million and $1.0 million for the years ended December 31, 2007 and December 31, 2006, respectively.

The following table illustrates the effect on net income for the year ended December 31, 2005, as if the Company had applied the fair value recognition provision of Statement 123(R) to options granted under the Company’s stock plans prior to adoption of Statement 123(R) on January 1, 2006. No pro forma disclosure has been made for periods subsequent to January 1, 2006 as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure, the value of the options are estimated using a Black-Scholes option-pricing model; compensation expense is amortized over the options’ service periods with forfeitures recognized as they occurred.

For the Twelve
Months Ended
December 31, 2005
(in thousands,
except per share amounts)
Net loss	$(13,992)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(835)
Deduct: Total stock-based employee compensation expense included in reported net loss	109
Pro forma net loss	$(14,718)

Net loss per share:
Basic and diluted - as reported	$(0.24)

Basic and diluted - pro forma	$(0.25)

(n) USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Critical accounting estimates involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to the accounting for our clinical trial accruals, research and development revenues, share-based arrangements and our uncertain tax positions. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

(o) LONG-LIVED ASSETS

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

(p) COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(q) RECLASSIFICATIONS

The Company has made certain reclassifications to prior year amounts to conform to the 2007 presentation.

(r) RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48, which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 on January 1, 2007. The Company did not recognize any expense or benefit as a result of this adoption. Penalties, if incurred, would be recognized as a component of general and administrative expense.

Other Recent Pronouncements

In December 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 applies to non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity. The consensus on EITF 07-3 states such advance payments should be recorded as an asset when the advance payments are made. Capitalized amounts should be recognized as expense when the research and development activities are performed; that is, when the goods without alternative future use are acquired or the service is rendered. The consensus should be applied prospectively to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The implementation of EITF 07-3 when applied to the recently signed Cobra agreement will have a material impact on the timing of the Company’s recognition of expense under this agreement since the Cobra agreement has an advance payment.

In February 2007, the FASB issued Statement of Financial Accounting Standards N. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (Statement 159). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations, and cash flows.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a 1-year deferral of Statement 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

(3) BUSINESS ACQUISITION AND DISPOSITION

On December 28, 2005, the Company completed the sale of its myoblast cell therapy assets to Mytogen, Inc. (“Mytogen”). Royalty payments made to the Company under this agreement will be recognized when received. In connection with the sale of the myoblast-related assets and the termination of our cell therapy operations in Charlestown, Massachusetts in December 2005, the Company incurred cash charges of approximately $75,000 in staff termination costs, accrued $460,000 for continuing lease obligations for the Charlestown facility (net of expected sublease income) and recorded non-cash write-offs of $93,000 of fixed assets and leasehold improvements and $1.8 million of intangible assets.

(4) INVESTMENTS

The amortized cost, gross unrealized holding gains, and fair value of available-for-sale securities by major security type at December 31, 2007 and 2006, are as follows (in thousands):

	2007			2006
		Gross			Gross
		unrealized			unrealized
		holding			holding
		gains	Fair		gains	Fair
	Cost	(losses)	Value	Cost	(losses)	Value

Equity securities	$290	$(153)	$137	$-	$-	$-
Corporate bonds	16,226	8	16,234	22,557	13	22,570
	$16,516	$(145)	$16,371	$22,557	$13	$22,570

During 2007, the Company acquired 806,452 common shares and 150,000 warrants with an exercise price of $0.75 of a publically traded company as consideration for the release of certain security interests in a third party. The common shares are included in equity securities above, were valued at the closing price of the stock on the date of acquisition and are marked to market based on the closing price of the common stock at the end of each reporting period. The warrants, classified as an other current asset on the balance sheet, were recorded at fair value on the date of acquisition using the Black-Sholes option pricing model and are carried at cost.

Maturities of debt securities classified as available-for-sale had fair values as follows at December 31 (in thousands):

	2007	2006
Due within one year	$16,234	$22,570
Due after one year through four years	-	-
	$16,234	$22,570

Proceeds from the sale or maturity of investment securities available for sale were $42.7 million, $34.7 million, and $33.7 million in 2007, 2006, and 2005, respectively. The Company did not record any realized gains or losses during 2007 and 2006.

(5) PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	2007	2006
Equipment	$8,883	$8,672
Leasehold improvements	6,474	6,474
Furniture and fixtures	414	414
	15,771	15,560
Less accumulated depreciation and amortization	(13,730)	(12,639)
	$2,041	$2,921

Depreciation and amortization expense related to property and equipment was $1,163,000, $1,385,000, and $1,558,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

(6) ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following at December 31 (in thousands):

	2007	2006
Payroll, compensation, and benefits	$1,952	$1,396
Accrued warrant liability	307	844
Other	1,683	2,060

Total other accrued expenses	$3,942	$4,300

(7) INTANGIBLE ASSETS

Beginning in January 2004, intangible assets arising from the Company’s merger with Diacrin were being amortized through December 2024 on a straight-line basis. The carrying value of the intangible assets was supported by the discounted value of milestone payments due under the Terumo License and Development Agreement, which was acquired as part of the merger. As of December 31, 2004, the carrying value of the intangible assets (net of amortization) was $1.9 million. On December 28, 2005, the Company completed the sale of the Company’s myoblast assets, which included the assignment of the Terumo License and Development Agreement, to Mytogen, Inc. As a result of the assignment, the Company recorded a non-cash write-off of the intangible assets, net of amortization, in the amount of $1.8 million in 2005.

(8) LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2007	2006
Industrial revenue bond	$1,370	$1,995
Notes payable:
Term loan from landlord	226	339
Economic development loan	-	21
	1,596	2,355
Less current maturities	(789)	(754)
	$807	$1,601

Aggregate maturities of long-term debt are as follows (in thousands):

2008	$789
2009	807
$1,596

(a) INDUSTRIAL REVENUE BOND

In June 1999, in connection with the lease of its Gaithersburg facility, the Company borrowed $5,000,000 under an Industrial Revenue Bond with the State of Maryland to fund leasehold improvements and additional equipment needs of the Company. The Bond is secured by a first priority lien on all equipment and fixtures financed, a $2,500,000 letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority (MIDFA) , and a guarantee from The Warner-Lambert Company. Through June 2006, MIDFA’s and the Warner-Lambert Company’s guarantees were each equal in value to one-half of the outstanding balance of the loan. Effective July 2006 and thereafter, Warner-Lambert's guarantee is equal in value to the outstanding principal balance. The annual fee for the letter of credit is one percent of the outstanding balance, which totaled $15,000, $21,000, and $27,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Bond bears interest at a variable rate based on weekly market conditions and matures on June 1, 2009. The weighted-average interest rates during 2007, 2006, and 2005 were 5.31 percent, 5.51 percent, and 3.48 percent, respectively. The Bond is subject to mandatory sinking fund redemption. The Company began making sinking fund payments in July 2000; the balance of the sinking fund at December 31, 2007 and 2006 was $338,000 and $313,000, respectively.

In October 2000, the Company entered into an interest rate swap agreement to reduce its exposure to adverse fluctuations in interest rates related to the Company’s outstanding bond payable. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The interest rate swap agreement entitles the Company, on a monthly basis, to receive a LIBOR-based floating rate of interest and pay a fixed rate of interest of 6.68 percent. The interest rate swap has a total notional amount of $1,370,000 and extends through the life of the outstanding bond.

The Company has determined the interest rate swap to be ineffective and, as such, changes in the fair value of the swap agreement are included in interest expense. The fair value of the swap agreement was ($38,000) and ($47,000) at December 31, 2007 and 2006, respectively.

(b) TERM LOAN

In connection with the lease of the office and laboratory facility, the landlord loaned $858,000 for the construction of leasehold improvements in the form of a term loan. This loan is payable in monthly installments of $11,900, including interest at a fixed rate of 10.5 percent over the remaining term of the building lease.

(c) ECONOMIC DEVELOPMENT LOAN

On September 29, 1999, the Company entered into an economic development fund agreement with Montgomery County, Maryland (the County) and received $125,000 for the purpose of relocation and expansion related expenses. The $125,000 received was considered a loan, which accrued interest on the principal balance at 5 percent per year until the Company was required to commence payment as described below.

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

(9) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

The Company has established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance its ability to discover, evaluate, develop, and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows (in thousands):

	2007	2006	2005
Department of Homeland Security/U.S. Department of Agriculture	$4,438	$1,464	$498
PATH's Malaria Vaccine Initiative	1,115	352	1,496
Vaccine Research Center	7,179	13,931	18,791
U.S. Naval Medical Research Center	9	70	1,599
Other strategic alliances and research grants	1,306	3,106	4,170
	$14,047	$18,923	$26,554

Our results of operations included $619,000, $799,000, and $2.3 million during the years ended December 31, 2007, 2006, and 2005, of amortization of upfront contract and license fees which were received in prior years. Amortized revenues for the year ended December 31, 2005 included $1.1 million from unearned upfront contract and license fees related to the Terumo agreement, including $667,000 of accelerated amortization due to the previously announced assignment of the Terumo agreement as part of the Company’s sale of its myoblast cell therapy assets in December 2005.

(a) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, the Company signed a 3-year contract with the Department of Homeland Security (DHS) to support the development and manufacture of novel adenovector-based vaccines against foot and mouth disease (FMD). Under the agreement, the Company received $6.0 million in 2007 for program funding for the first year and will receive up to $15.1 million over three years if DHS exercises its renewal options under the contract.

In August 2007, the DHS executed the first renewal option under this agreement. This option will provide $5.6 million in 2008 to support the development of vaccines for FMD. At the time this option was exercised, the total value of the three-year agreement was increased from up to $15.1 million to up to $17.4 million if all renewal options are exercised. The additional funds will be used for expanded development activities.

(b) U.S. DEPARTMENT OF AGRICULTURE (USDA)

In August 2004, the Company signed a 1-year, $304,000 cooperative agreement, with the U.S. Department of Agriculture (USDA), for the development of vaccine candidates against foot-and-mouth disease (FMD).

In March 2006, the Company received a 20-month, $1.7 million extension of its agreement with the USDA, which was funded through an interagency agreement by the U.S. Department of Homeland Security. The purpose of the agreement is to further advance the development of the Company’s proprietary cell line and adenovector technology for the generation of countermeasure vaccines and anti-viral agents to prevent the spread of FMD.

(c) PATH’S MALARIA VACCINE INITIATIVE (MVI)

In March 2004, the Company signed a 2-year, $2,581,000 contract for the development, production and evaluation of vaccines against malaria. Under the contract, the Company is responsible for constructing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology. The contract includes $547,000 for work to be performed under a separate Collaborative Research and Development Agreement (CRADA) with the Navy Medical Research Center (NMRC). Under the CRADA, NMRC will provide the Company with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates. In August 2006, contract funding was increased to $3,164,000 and the term extended through August 2007.

In May 2007, the Company amended and extended its existing Collaborative Research, Development and Supply Agreement with MVI. The amendment included up to $750,000 in additional funding in 2007 to continue advancing a new multivalent malaria vaccine toward clinical evaluation. We also received $72,000 under separate amendments in September 2007.

(d) U.S. NAVAL MEDICAL RESEARCH CENTER (NMRC)

In January 2003, the Company signed a 2-year, $1,900,000 fixed price contract with the U.S. Naval Medical Research Center (NMRC) to aid in the development of vaccines against malaria and dengue fever. Under the contract, the Company was responsible for constructing and producing adenovector-based vaccine candidates using its proprietary cell line and second-generation adenovector technology.

In January 2005, the Company signed a 1-year, $1,582,000 fixed price contract for the production of vaccines against malaria. Under the contract, the Company was responsible for producing, testing, and releasing malaria vaccines under current Good Manufacturing Practices standards for preclinical evaluation by NMRC. The Company successfully completed production of the required malaria vaccine supplies in 2006 and will provide, as needed, regulatory support to NMRC with regard to their Investigational New Drug (IND) application with the FDA.

In September 2007, the Company entered into a CRADA with the U.S. Military Malaria Vaccine Program at the Walter Reed Army Institute of Research and the NMRC for the development and pre-clinical testing of a malaria vaccine candidate against Plasmodium vivax (P. vivax). In addition to the CRADA, we signed a one-year, $247,000 contract with the Department of Defense to construct and test the adenovector-based vaccine, which carries a novel proprietary antigen against P. vivax.

(e) VACCINE RESEARCH CENTER

In December 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIAID) selected the Company to collaborate in the development of a worldwide preventative HIV vaccine candidate. This collaboration was expanded to include the development of a SARS vaccine candidate (April 2003) and an influenza vaccine candidate (February 2006). The Company has a cost-plus fixed fee sub-contract, managed for the VRC through SAIC-Frederick, Inc., which became effective January 25, 2002. Under the sub-contract, the Company is responsible for constructing and producing adenovector-based vaccine candidates utilizing its proprietary cell line and second-generation adenovector technology.

The program encompasses a base year and six option years. During the fourth quarter of 2007, the program entered its sixth option year, resulting in additional committed funding for fiscal year 2008 of $1.9 million. As a result of this funding, the VRC contract now has a total value of approximately $55 million since it was first initiated in 2001.

In September 2006, the Company entered into an additional agreement with the VRC that provides up to $52 million over five years, composed of an initial $7 million commitment which was expected to be realized during fiscal year 2007, however due to delays at the Vaccine Pilot Plant only $5.3 million was realized, and an additional $45 million if NIAID exercises its annual renewal options. Under the agreement, the Company will support the transfer of its manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further, clinical grade HIV vaccine production. GenVec will also receive funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, the Company granted NIAID a non-exclusive research license for the Company’s proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines.

The program encompasses a base year and four option years. During the fourth quarter of 2007, the program entered its second year of funding. This resulted in $5.1 million additional committed funding for the fiscal year 2008.

(f) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS

Revenues in 2007 and 2006 include $0 and $1.7 million earned under our collaboration agreement with Fuso Pharmaceutical Industries, Ltd. (FUSO). In accordance with the terms of the agreement, the FUSO collaboration ended December 31, 2006. Revenues in 2007 and 2006 include $291,000 and $222,000 earned under our collaboration agreement with the Cordis Corporation (Cordis). All revenue earned in 2006 and $63,000 earned in 2007 under the Cordis agreement reflect the amortization of deferred revenues associated with a $1.0 million advance payment received from Cordis in January 2004. The remaining $228,000 was recognized in accordance with an additional cost sharing provision under the original Cordis agreement. As of December 31, 2007, the Company may receive up to an additional $272,000 as termination costs are incurred by the Company in connection with the previously announced decision in May 2006 to end the Phase II BIOBYPASS® trial.

Revenues in 2005 include approximately $1.1 million in amortized revenues recognized under our development agreement with Terumo Corporation (Terumo) prior to the previously announced sale of our myoblast assets and assignment of the Terumo agreement to Mytogen, Inc. in December 2005.

(10) COMMITMENTS

(a) LEASE AGREEMENTS

The Company has a non-cancelable operating lease for its Gaithersburg, MD facilities, which expires on November 1, 2009. The Company also had an operating lease for its Charlestown, MA facility, which expired in October 2006. The lease agreement for the Gaithersburg, MD facility includes a provision for a 3 percent annual increase in base rent. As part of the lease, the landlord’s initial contribution of $1,300,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease. Rent expense under all operating leases was approximately $584,000, $611,000, and $1,934,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum lease payments under our non-cancelable operating lease are as follows (in thousands):

2008	$815
2009	649
$1,464

At December 31, 2007 and 2006, the Company had a deferred lease liability of $398,000 and $582,000, respectively.

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

(c) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS

The Company has agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received rights to the resulting technology. Total grant amounts paid by the Company were approximately $202,000, $190,000, and $261,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

As discussed in Note 2, the Company has agreements with clinical sites for the treatment of patients under clinical protocols. Total costs under these agreements were $2,235,000, $1,713,000, and $3,154,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Additionally, certain agreements disclosed above require the Company to pay royalties upon commercial sales of specified products. The Company generally bases the royalties on a percentage of net sales or other product fees earned. Royalties will become due when sales are generated.

(11) STOCKHOLDERS’ EQUITY

(a) CAPITAL STOCK

In April 2005, the Company filed with the Securities and Exchange Commission a $35.0 million shelf registration statement on Form S-3, replacing our prior $25,000,000 shelf registration statement.

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

On February 1, 2007, the Company filed a $100.0 million shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration was declared effective February 12, 2007 and allows the Company to obtain financing through the issuance of any combination of common stock, preferred stock, warrants or debt. To date, the Company has not utilized the shelf registration but is eligible to do so at such time the Company deems appropriate.

On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a 3-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price equal to $2.67. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The Company has classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 3.75 year remaining life for the warrant, a 3.45 percent risk-free interest rate, and an 80.4 percent expected volatility and no dividend yield, the fair value of warrant liability as of December 31, 2007 was $307,000, a decrease of $445,000 compared to the prior year. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded as interest expense.

Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period, broken into two separate 4-day pricing periods. The value of the maximum number of shares the Company may issue in any pricing period is equal to the lesser of 1.75 percent of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $1.25, or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. As required under the CEFF, the Company filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, which was declared effective May 5, 2006. The Company is required to use commercially reasonable efforts to maintain its effectiveness. In June 2007, the Company initiated its first draw against the CEFF. On June 26, 2007, subsequent to the first 4-day pricing period, the Company sold 769,773 common shares for gross proceeds of $1.8 million. The second 4-day pricing period ended on June 29, 2007. This portion of the transaction did not settle until July 2, 2007, at which time the Company sold under the CEFF, 832,441 common shares for gross proceeds of $1.8 million. As of December 31, 2007, the Company has sold 1,602,214 shares of common stock to Kingsbridge. Of these shares, Kingsbridge still holds 32,200 common shares. These shares are subject to redemption under the terms of the CEFF all other shares have been recorded in permanent equity.

The fair value of the warrant issued to Kingsbridge on the date of grant, of $800,000 or $1.54 per share, was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being accrued to other expenses in the balance sheet. Such deferred financing costs are allocated to Kingsbridge shares on an as drawn basis. Through December 31, 2007, the current liability has been marked-to-market using the Black-Scholes option-pricing model. Changes in fair value are recorded against operations in the reporting period in which they occur; increases or decreases in fair value are recorded as interest expense. During 2007, the decrease in the fair value of the warrant, $445,000, resulted in a decrease in interest expense. Stock drawn under the CEFF is initially recorded outside of permanent equity, until such time as Kingsbridge sells the shares to outside third parties, due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge during a period in which GenVec fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e., a “registration payment arrangement”). The amount of compensation is payable in cash in both circumstances, or, at the sole discretion of GenVec, in shares of the Company’s common stock in the event of a trading blackout. The Company follows the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company believes the likelihood of such a cash payment is not probable and therefore does not need to recognize a liability for such obligations.

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

In addition to the common stock reflected on the Company’s balance sheets, the following items are reflected in the capital accounts as of December 31, 2007 and 2006:

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

Generally under the 2002 Plan, 12.5 percent of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next three and one-half years. Stock options granted under this plan generally have a contractual term of ten years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at December 31, 2007 expire through 2017.

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

Options granted under the 1993 Plan include statutory and non-statutory awards, and options granted under the 2000 Plan, which were made to non-employee directors, generally permit 25 percent of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administered options granted under the 1993 Plan and 2000 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at December 31, 2007 expire through 2011.

In August 2003, the Company and Diacrin consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin under its 1997 Stock Option Plan (“1997 Plan”). Additional grants under this plan subsequent to the merger were prohibited. Each option under the 1997 Plan assumed by the Company continued to have, and be subject to, the same terms and conditions set forth in the Diacrin option plan under which the option was granted except as adjusted to reflect, among other things, the merger exchange ratio and any future changes to the Company’s capitalization. As of December 31, 2007, awards outstanding under the 1997 Plan were 125,393 shares. Option holders will receive newly issued shares of the Company’s common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at December 31, 2006 expire through 2012.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method which requires the Company to record compensation cost related to unvested option awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service period of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with SFAS No. 123(R) and compensation expense is recognized on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the years ended December 31, 2007 and 2006, which was allocated as follows:

	December 31, 2007	December 31, 2006
	(in thousands)	(in thousands)

Research and development	$1,274	$681
General and administrative	524	273
	$1,798	$954

 The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the twelve months ended December 31, 2007 and 2006 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	December 31, 2007	December 31, 2006	December 31, 2005

Risk-free interest rate	4.64%	4.60%	3.70%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	80.36%	86.53%	75.00%
Expected life (years)	5.59	5.64	4.00
Weighted-average fair value of options granted	$1.87	$1.17	$1.10

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

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 3.28 percent to 5.13 percent and 4.28 percent to 5.22 percent, respectively, for the years ended December 31, 2007 and 2006.

The dividend yield is based on the assumption that the Company is not expected to declare a dividend over the life of the options.

The expected life of employee stock options represents the weighted average combining the actual life of the options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2007 has been revised for actual forfeitures. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company recorded forfeitures as they occurred in the applicable reporting period. The Company does not record tax related effects on stock-based compensation given the Company’s historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The activity of the plans as of December 31, 2007 is as follows:

	Number	Weighted	Weighted	Aggregate
	of Shares	Average	Average	Intrinsic
(in thousands, except per share data)	Under Option	Exercise Price	Contractual Life (years)	Value

Outstanding at December 31, 2004	4,785	$3.20
Granted	1,633	1.91
Exercised	(342)	0.96
Cancelled	(1,235)	3.05
Outstanding at December 31, 2005	4,841	3.01
Granted	2,041	1.59
Exercised	(44)	1.27
Cancelled	(1,330)	2.90
Outstanding at December 31, 2006	5,508	2.52
Granted	1,522	2.69
Exercised	(296)	2.18
Cancelled	(1,147)	2.88

Stock Options outstanding at December 31, 2007	5,587	$2.51	6.7	$177

Vested or expected to vest at December 31, 2007	4,085	$2.51	6.7	$177

Exercisable at December 31, 2007	3,424	$2.74	5.5	$65

Unrecognized stock-based compensation expense related to stock options was approximately $3.3 million as of December 31, 2007. This amount is expected to be expensed over a weighted average period of 3.6 years. The aggregate intrinsic value of stock options that were exercised during 2007 was $434,000. The Company realized proceeds of $647,000 and $55,000 from options exercised during the years ended December 31, 2007 and 2006, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2007:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise prices	of shares	life	price	of shares	price
	(number of shares in thousands)

$0.00 - $1.00	-	-	$-	-	$-
$1.01 - $3.00	3,966	7.7	2.03	1,925	2.01
$3.01 - $4.00	1,121	4.8	3.30	1,064	3.30
$4.01 - $5.00	426	3.4	4.32	361	4.34
$5.01 - $10.00	74	3.0	6.07	74	6.07
	5,587	6.7 years	$2.51	3,424	$2.74

As of December 31, 2007 options covering 3,424,286 shares were exercisable at $1.06 to $9.63 per share (average $2.74 per share) and options covering 3,932,335 shares remain available to be granted.

(c) EMPLOYEE STOCK PURCHASE PLAN

In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the “Purchase Plan.” Under the Purchase Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a 6-month offering period is 6,250 shares. In June 2006, the Board approved a resolution effectively fixing the number of shares available for issuance under the Purchase Plan. As of December 31, 2007, 1,978,218 shares were available for issuance under the Purchase Plan. In January 2008, the Company issued 50,045 shares related to the second half 2007 purchase period, which would reduce the shares available for issuance to 1,928,173. The purchase price of these shares was $1.25 and the Company realized proceeds of $63,000.

Employees purchased 37,027 shares, 120,146 shares, and 98,357 shares during the twelve months ended December 31, 2007, 2006, and 2005, respectively, at a weighted average purchase price of $2.00, $1.19, and $1.39. The Company realized proceeds of $74,000, $143,000, and $137,000 from shares acquired under the Purchase Plan during the years ended December 31, 2007, 2006, and 2005, respectively.

The Purchase Plan will terminate on October 18, 2010, unless terminated earlier by the Board of Directors.

(d) WARRANTS

Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants vested according to a combination of time and events as prescribed in the agreements. Outstanding and vested warrants are summarized below (in thousands, except per share amounts):

	2007		2006		2005
Exercise Price	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$2.67	520	520	520	520	—	—
$3.60	—	—	66	66	66	66
$3.93	—	—	—	—	25	25
	520	520	586	586	91	91

(12) INCOME TAXES

A reconciliation of tax credits computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows (in thousands):

	2007	2006	2005
Tax provision computed at the statutory rate	$(6,361)	$(6,553)	$(4,676)
State income taxes, net of federal income tax provision	(864)	(404)	(962)
Book expenses not deductible for tax purposes	7	6	7
Research and experimentation tax credit	(1,021)	(1,119)	(1,146)
Nondeductible compensation expense	486	322	94
Change in valuation allowance for deferred tax assets	7,753	7,748	6,683
Income tax expense	$—	$—	$—

Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulated net losses to date, the Company has provided a full valuation allowance against its deferred tax assets.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	2007	2006	2005
Net operating loss carryforwards	$89,838	$83,394	$76,689
Capital loss carryforwards	328	328	328
Research and experimentation tax credit	12,565	11,544	10,425
Deferred rent	—	—	178
Property and equipment, principally due to differences in depreciation	(275)	(501)	(507)
Deferred compensation expense	979	793	747
Other	115	178	151
Total deferred tax assets	103,550	95,736	88,011
Valuation allowance	(103,550)	(95,736)	(88,011)
Net deferred tax assets	$—	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

At December 31, 2007, the Company has net operating loss carryforwards of approximately $232.6 million for federal income tax purposes of which $59.4 million expire at various dates through 2013, and $173.2 million expire at various dates through 2027. The Company has research and experimentation tax credit carryforwards of $12.6 million at December 31, 2007, of which $1.7 million expire through 2013 and $10.9 million expire through 2027. The Company also has capital loss carryforwards of $0.8 million which will expire in 2008.

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

As discussed in Note 2, the Company adopted the provisions of FIN 48 as of January 1, 2007. At January 1, 2007 and December 31, 2007, the Company had no gross unrecognized tax benefits. The Company does not expect any significant changes in unrecognized tax benefits over the next 12 months.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

(13) OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

		Unrealized	Accumulated
	Unrealized	Gain (Loss)	Other
	Gain (Loss)	on Derivative	Comprehensive
	on Securities	Instruments	Income (Loss)

Balance at December 31, 2004	$(15)	$(240)	$(255)
Net current period change	(698)	-	(698)
Interest rate swap recharacterization adjustment	(240)	240	-
Reclassification adjustments for gains (losses) reclassified into income	908	-	908
Balance at December 31, 2005	(45)	-	(45)
Net current period change	(1,169)	-	(1,169)
Reclassification adjustments for gains (losses) reclassified into income	1,227	-	1,227
Balance at December 31, 2006	13	-	13
Net current period change	(1,678)	-	(1,678)
Reclassification adjustments for gains (losses) reclassified into income	1,520	-	1,520
Balance at December 31, 2007	$(145)	$-	$(145)

Other comprehensive income (loss) does not reflect the effect of income taxes because the Company did not have an income tax expense or benefit during the three years ended December 31, 2007.

 (14) QUARTERLY RESULTS (UNAUDITED)

The Company’s unaudited quarterly information is as follows (in thousands, except per share data):

2007	Q1	Q2	Q3	Q4
Revenue	$2,903	$3,709	$3,777	$3,658
Operating Loss	$(6,219)	$(4,817)	$(4,750)	$(5,551)
Net Loss	$(6,001)	$(4,219)	$(4,053)	$(4,435)
Basic and Diluted Loss Per Share	$(0.08)	$(0.06)	$(0.05)	$(0.06)

2006	Q1	Q2	Q3	Q4
Revenue	$5,923	$5,159	$4,342	$3,499
Operating Loss	$(4,351)	$(4,712)	$(5,644)	$(5,543)
Net Loss	$(4,062)	$(4,102)	$(5,288)	$(5,820)
Basic and Diluted Loss Per Share	$(0.06)	$(0.06)	$(0.08)	$(0.09)

The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters may not equal the loss per share for the respective twelve-month period.

(15) SUBSEQUENT EVENT

On January 18, 2008, the Company entered into a manufacturing development agreement with Cobra Biomanufacturing Plc (“Cobra”) to produce commercial quantities of TNFerade, the Company’s lead product candidate. The manufacturing development agreement covers technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots that will be produced at Cobra’s facility in Oxford, United Kingdom. Under the terms of the agreement, the Company made an advance payment to Cobra of approximately $1.0 million in January 2008. The total amount to be paid under the agreement by the Company to Cobra may total up to $9.4 million. The work is expected to be completed within two years.