Form 10-Q
period 2008-03-31
GENVEC INC
filed 2008-05-12
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 30, 2008, the Registrant had 77,117,306 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,748	$7,289
Short-term investments	7,650	16,371
Accounts receivable	1,991	1,756
Prepaid expenses and other	2,177	531
Bond sinking fund	509	338
Total current assets	24,075	26,285
Property and equipment, net	1,970	2,041
Other assets	18	22
Total assets	$26,063	$28,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$793	$789
Accounts payable	1,376	902
Accrued clinical trial expenses	1,188	1,313
Accrued other expenses	2,946	3,942
Unearned revenue	6,003	1,861
Total current liabilities	12,306	8,807
Long-term debt, less current portion	774	807
Other liabilities	429	553
Total liabilities	13,509	10,167

Common stock subject to redemption, 32 shares issued and outstanding as of March 31, 2008 and December 31, 2007	71	71

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2008 and 2007; none issued and outstanding in 2008 and 2007	-	-
Common stock, $0.001 par value; 200,000 shares authorized; 75,403 and 75,353 shares issued and outstanding at March 31, 2008 and December 31, 2007	75	75
Additional paid-in capital	206,371	205,746
Accumulated other comprehensive loss	(137)	(145)
Accumulated deficit	(193,826)	(187,566)
Total stockholders' equity	12,483	18,110
Total liabilities and stockholders' equity	$26,063	$28,348

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue from strategic alliances and research contracts	$3,729	$2,903

Operating expenses:
Research and development	7,693	6,638
General and administrative	2,440	2,484
Total operating expenses	10,133	9,122

Loss from operations	(6,404)	(6,219)

Other income (expense):
Interest income	261	409
Interest expense, net of change in fair value of Kingsbridge warrants	(117)	(191)
Total other income, net	144	218

Net loss	$(6,260)	$(6,001)

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available
for sale	$8	$(5)

Other comprehensive income (loss)	8	(5)

Comprehensive loss	$(6,252)	$(6,006)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Shares used in computing basic and diluted net loss per share	75,401	73,460

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2007	75,353	$75	$205,746	$(145)	$(187,566)	$18,110
Comprehensive loss:
Net loss	-	-	-	-	(6,260)	(6,260)
Unrealized change in
investments, net	-	-	-	8	-	8
Total comprehensive loss						(6,252)
Common stock issued under
stock benefit plans	50	-	62	-	-	62
Stock-based compensation	-	-	563	-	-	563
Balance, March 31, 2008	75,403	$75	$206,371	$(137)	$(193,826)	$12,483

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,260)	$(6,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265	328
Amortization/accretion for premiums/discounts on investments	(18)	(263)
Non-cash charges for options	563	680
Change in fair value of warrants	87	141
Change in accounts receivable	(235)	(704)
Change in accounts payable and accrued expenses	(734)	(977)
Change in unearned revenue	4,067	3,555
Change in other assets and liabilities, net	(1,702)	(165)
Net cash used in operating activities	(3,967)	(3,406)

Cash flows from investing activities:
Purchases of property and equipment	(183)	(73)
Purchases of investment securities	(1,983)	(6,098)
Proceeds from sale and maturity of investment securities	10,730	7,500
Net cash provided by investing activities	8,564	1,329

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	62	162
Principal payments of long-term debt	(200)	(196)
Net cash used in financing activities	(138)	(34)

Increase (decrease) in cash and cash equivalents:	4,459	(2,111)
Beginning balance of cash and cash equivalents	7,289	11,803

Ending balance of cash and cash equivalents	$11,748	$9,692

Supplemental disclosures of cash flow information:
Interest paid	$28	$43

See accompanying notes to condensed financial statements

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1) General

The condensed financial statements included herein have been prepared by GenVec, Inc. (“GenVec” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007 and the results of its operations and cash flows for the three-month periods ended March 31, 2008 and March 31, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(2) Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on our condensed financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at March 31, 2008 on the Condensed Balance Sheet:

		Quoted Prices in
	Total Carrying	Active Markets for	Significant	Significant
	Value in the	Identical	Other Observable	Unobservable
	Condensed	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:

Available for sale securities	$7,650	$4,649	$3,001	$-

Total Assets at Fair Value	$7,650	$4,649	$3,001	$-

Liabilities:

Interest rate swap agreement	$45	$-	$45	$-

Warrant liability	$394	$-	$394	$-

Total Liabilities at Fair Value	$439	$-	$439	$-

The Company determines fair value for available for sale securities with Level 1 inputs through quoted market prices. The Company determines fair value for available for sale securities with Level 2 inputs, made up of commercial paper and asset backed securities, through broker or dealer quotations or alternative pricing sources that are corroborated by observable market data or based on quoted market prices for similar instruments.

The Company’s interest rate swap agreement is valued at fair market value at the balance sheet date using observable market inputs including forward interest rates derived from yield curves, and therefore is classified within Level 2. The warrant liability has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 4 in this Form 10-Q. The warrant liability has also been classified within Level 2.

The Company is required to measure its cash and cash equivalents, made up mainly of money market funds and commercial paper, at fair value. Money market funds are considered to be Level 1 and commercial paper is considered to be Level 2. Changes in the fair value of these investments have historically been insignificant.

(3) Stock Benefit Plans

Stock Option Plans

In June 2002, at the Company’s Annual Meeting, the stockholders of the Company approved the 2002 Incentive Stock Plan (“2002 Plan”) as the replacement for the 1993 Stock Incentive Plan (“1993 Plan”) and 2000 Director Plan (“2000 Plan”). The stockholders of the Company have subsequently approved amendments to the 2002 Plan to increase the number of shares of common stock available to be issued under the 2002 Plan; currently there are 11,580,000 total shares available under the 2002 Plan. Outstanding options under the 2002 Plan at March 31, 2008 expire through 2018.

Options granted under the 1993 Plan, which included statutory and non-statutory awards, and options granted under the 2000 Plan, which were made to non-employee directors, generally permit 25 percent of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administered options granted under the 1993 Plan and the 2000 Plan, approved the individuals to whom options were granted, and determined the number of options and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at March 31, 2008 expire through 2012.

In August 2003, the Company and Diacrin Inc. consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (“1997 Plan”). As of March 31, 2008, awards outstanding under the 1997 Plan were 125,393 shares which expire through 2012.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three-month periods ended March 31, 2008 and March 31, 2007, which was allocated as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)	(in thousands)

Research and development	$410	$475
General and administrative	153	205
	$563	$680

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2008 and 2007 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007

Risk-free interest rate	2.99%	4.72%
Expected dividend yield	0.00%	0.00%
Expected volatility	83.28%	80.36%
Expected life (years)	5.67	5.59
Weighted-average fair value of options	$1.25	$1.85

The volatility assumption for 2008 and 2007 is based on the weighted average volatility for the most recent 1-year period as well as the volatility over the expected life of 5.67 years and 5.59 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 2.75% to 3.16% and 4.46% to 4.89%, respectively, for the three months ended March 31, 2008 and 2007.

The dividend yield is based on the assumption that the Company is not expected to declare a dividend over the life of the options.

The expected life of employee stock options represents the weighted average obtained from combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders. The Company does not record tax related effects on stock-based compensation given the Company’s historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The status of the plans for the three months ended March 31, 2008 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except per share data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2007	5,587	$2.51
Granted	1,660	1.78
Exercised	-	-
Forfeited	(188)	2.13
Expired	(23)	1.71
Stock options outstanding, March 31, 2008	7,036	$2.35	7.1	$412
Vested or expected to vest at March 31, 2008	4,478	$2.57	6.0	$269
Exercisable at March 31, 2008	3,613	$2.71	5.2	$175

As of March 31, 2008, unrecognized stock-based compensation related to stock options was approximately $4.0 million. This cost is expected to be expensed over a weighted average period of 3.1 years. The aggregate intrinsic value of stock options outstanding and exercisable during the three-month period ended March 31, 2008 is approximately $412,000 and $175,000, respectively. There is no aggregate intrinsic value of stock options exercised during the three-month period ended March 31, 2008, as there were no options exercised during the period. The Company realized proceeds of $0 and $94,000 from options exercised during the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes information about the Company’s stock options outstanding at March 31, 2008:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$1.01 - $3.00	5,437	8.1	$1.96	2,097	$2.01
$3.01 - $4.00	1,099	4.3	$3.30	1,077	$3.30
$4.01 - $5.00	426	3.2	$4.32	365	$4.34
$5.01 - $10.00	74	2.7	$6.07	74	$6.07
	7,036	7.1	$2.35	3,613	$2.71

Employee Stock Purchase Plan

In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the “Purchase Plan.” Under the Purchase Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. As of March 31, 2008, there were 1,928,173 shares available for issuance under the Purchase Plan. The Purchase Plan will terminate on October 18, 2010, unless terminated sooner by the Board of Directors.

(4) Committed Equity Financing Facility (CEFF)

On March 15, 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Ltd. (“Kingsbridge”), under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a 3-year period, subject to certain conditions and limitations. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. In particular, Kingsbridge is not obligated to purchase shares of common stock at a price lower than $1.25. In addition, the maximum number of shares that the Company may issue under the CEFF is 12,375,050. Should the Company choose to utilize the CEFF again, net proceeds from the sale of common stock under the CEFF are expected to help defray costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price equal to $2.67 per share. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011. The Company has classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 3.5 year remaining life for the warrant, a 2.46 percent risk-free interest rate, an 83.28 percent expected volatility and no dividend yield, the fair value of warrant liability as of March 31, 2008 was $394,000. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded as interest expense.

Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (“VWAP”) on each trading day during an 8-day pricing period. Settlement for sales under the CEFF takes place in two tranches after the fourth and eighth days of the pricing period. The value of the maximum number of shares the Company may issue in any pricing period is equal to the lesser of 1.75 percent of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million. Kingsbridge is not obligated to purchase shares at prices below the greater of $1.25 or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. As required under the CEFF, the Company filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and those underlying the warrant, which was declared effective May 5, 2006. The Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statement. In June 2007, the Company initiated its first draw against the CEFF. On June 26, 2007, subsequent to the first four days of the pricing period, the Company sold 769,773 shares of common stock for gross proceeds of $1.8 million. On July 2, 2007, subsequent to the last four days of the pricing period, the Company sold 832,441 shares of common stock for gross proceeds of $1.8 million. As of March 31, 2008, the Company has sold 1,602,214 shares of common stock to Kingsbridge. Of these shares, Kingsbridge still holds 32,200 shares of common stock. These shares are subject to redemption under the terms of the CEFF, all other shares have been recorded in permanent equity. See also Footnote (6).

(5) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of shares of common stock outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2008 and 2007, approximately 3.6 million and 3.0 million common stock equivalent shares, respectively, have not been considered in the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(6) Subsequent Event

 In April 2008, we initiated our second draw against the Kingsbridge CEFF. On April 18, 2008, subsequent to the first four days of the pricing period, the Company sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million.

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

•
uncertainties with, and unexpected results and related analyses relating to, clinical trials of our product candidates (including the length of time required to enroll suitable patient subjects and our ability to secure clinical trial sites);

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	the timing and content of future FDA regulatory actions related to us or our product candidates, or our collaborators;

•	our ability to find collaborators or commercialize our product candidates; and

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

Further information on the factors and risks that could affect our business, financial condition, and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we assume no duty to update our forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec, Inc. (“GenVec,” “we,” “our,” or the “Company”) is a clinical stage biopharmaceutical company developing novel gene-based therapeutic drugs and vaccines. Our lead product candidate, TNFerade™ biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally-advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in 2006. Based on data available from these first 51 patients, overall survival at one year was 70.5 percent in the TNFerade plus standard of care group versus 28 percent in the standard of care group. Enrollment in the Phase III portion of the trial is ongoing.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Clinical trials are in progress in head and neck cancer, rectal cancer, and metastatic melanoma. Encouraging results have previously been reported in studies for esophageal cancer and in soft tissue sarcomas. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein, in cells of the tumor.

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

Our core technology has the key advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. In the case of TNFerade, for example, this approach reduces the side effects typically associated with systemic delivery of the TNFα protein. For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of antigen, which then stimulates the desired immune reaction by the body.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “10-K”). The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of the 10-K.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Results of Operations

GenVec’s net loss was $6.3 million or ($0.08 per share) on revenues of $3.7 million for the three months ended March 31, 2008. This compares to a net loss of $6.0 million or ($0.08 per share) on revenues of $2.9 million in the same period in the prior year. Included in our net loss for the first three months of 2008 was stock-based compensation expense of $563,000 as compared to $680,000 for the same period in the prior year. GenVec ended the first quarter of 2008 with $19.4 million in cash and investments.

Revenue

Revenues for the three-month period ended March 31, 2008 were primarily derived from the Company’s funded research and development programs with the Department of Homeland Security (“DHS”), National Institute of Allergy and Infectious Diseases (“NIAID”), and the National Institutes of Health (“NIH”), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, and influenza.

In February 2007, the Company signed a three-year agreement with the DHS under which the Company received $6 million in program funding for the first year and had the potential to receive up to $15 million in total if annual renewal options under the contract were exercised. In September 2007, the Company signed a modification to the previously signed agreement with the DHS to provide for the possibility of additional program funding of $2 million, bringing the total value of the program up to $17 million if annual renewal options under the contract are exercised. As of March 31, 2008, we have received approximately $11.5 million of this commitment and have recognized revenue under this agreement through March 31, 2008 of approximately $6.3 million, of which $5.6 million was received and $1.9 million was recognized in the three-month period ended March 31, 2008.

Our HIV and influenza vaccine development program with NIH is funded under a cost-plus-fixed-fee contract initiated in 2002 and extending through September 2008. Committed funding under this program, from inception through March 2008, now totals up to $55 million; approximately $53 million has been earned since inception.

In October 2006, the Company announced a new five-year HIV vaccine technology transfer and development contract with NIH. The agreement provided for up to an additional $52 million of funding; as of March 31, 2008, approximately $7 million has been earned with up to an additional $45 million that can be earned if NIH exercises its annual renewal options. In September 2007, the NIH exercised option year 1 under this agreement for $5.1 million.

Revenues for the three-month period ended March 31, 2008 were $3.7 million which represents an increase of 28 percent when compared to revenues of $2.9 million in the comparable prior year period.

The increase in revenues for the three-month period ended March 31, 2008 is primarily due to a $1.4 million increase in revenues associated with our agreement with the DHS as compared to the comparable prior year period. The higher revenues under the DHS agreement result from the agreement being in effect for the entire 2008 period as compared to only a portion of the 2007 period and an increased work effort in the 2008 period as a result of the exercise of the first renewal option under the agreement. This increase in revenue has been partially offset by a $555,000 decrease in revenue as compared to the comparable prior year period under our HIV program due to the successful completion of assay validation activities, designated process development work and lot release testing in the first quarter of 2007.

Expenses

Operating expenses were $10.1 million for the three-month period ended March 31, 2008 which represents an increase of 11 percent as compared to $9.1 million in the comparable prior year period.

Research and development expenses for the three-month period ended March 31, 2008 increased 16 percent to $7.7 million as compared to $6.6 million for the comparable prior year period. The increase is primarily due to higher clinical costs related to our TNFerade pancreatic clinical trial, materials costs related to manufacturing of TNFerade, and increased personnel costs. These increases were partially offset by a decrease in stock-based compensation expense allocated to research and development of $65,000 over the comparable prior year period.

General and administrative expenses for the three-month period ended March 31, 2008 decreased 2 percent to $2.4 million as compared to $2.5 million in the prior year period. General and administrative expenses include a decrease in stock-based compensation expense allocated to general and administrative of $52,000 over the corresponding period in the prior year and a $159,000 decrease in severance costs for former employees as compared to the corresponding period in 2007.

Other Income (Loss)

Total other income decreased to $144,000 for the three-month period ended March 31, 2008 as compared to $218,000 for the comparable prior year period. Total other income is composed of interest income and interest expense, net of the change in fair value of the Kingsbridge warrants.

Interest income for the three-month period ending March 31, 2008 was $261,000 compared to $409,000 in the comparable prior year period. The decrease in interest income of $148,000 was due to lower investment balances and lower yields earned on our investment portfolio.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three-month period ending March 31, 2008 was $117,000 compared to $191,000 in the comparable prior year periods. The decrease in interest expense was primarily due to a decrease in expense associated with the Kingsbridge warrant of $54,000 and the declining balances of our debt obligations.

Liquidity and Capital Resources

As of March 31, 2008, cash and investments totaled $19.4 million as compared to $23.7 million at December 31, 2007. This $4.3 million decrease resulted primarily from the use of cash for general operating activities, including the continued clinical development of the Company’s product portfolio, totaling $4.0 million.

We expect our revenue for the next several years to consist primarily of payments under government grants and contracts and, to a lesser extent, interest income. We intend to commit a significant portion of our resources to our lead product candidate, TNFerade, for the treatment of cancer. With respect to our other product candidates, we will seek to form strategic alliances under which we will share the risks and costs of development. We also will continue to look for funded research collaborations to help offset future anticipated losses from operations. Some of these arrangements may require us to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us.

On March 15, 2006, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Ltd. (“Kingsbridge”), under which Kingsbridge committed to purchase up to $30.0 million of the Company’s common stock within a 3-year period, subject to certain conditions and limitations. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. Under the CEFF, we may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (“VWAP”) on each trading day during an 8-day pricing period. Settlement for sales under the CEFF takes place in two tranches after the fourth and eighth days of the pricing period. Kingsbridge is not obligated to purchase shares at prices below the greater of $1.25 or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. In addition, the maximum number of shares that the Company may issue under the CEFF is 12,375,050. Prior to December 31, 2007, we had drawn $3.6 million under the CEFF. In the three-month period ended March 31, 2008, we did not draw down any amounts under the CEFF. However, in April 2008, we initiated our second draw against the CEFF. On April 18, 2008, subsequent to the first four days of the pricing period, the Company sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million.

On February 1, 2007, the Company filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration statement was declared effective February 12, 2007 and allows the Company to obtain financing through the issuance of any combination of common stock, preferred stock, warrants or debt securities. To date, the Company has not utilized the shelf registration statement but may do so at such time as the Company deems appropriate.

Our estimated capital requirements will depend on, and could increase or decrease as a result of, many factors, including the extent to which we choose to develop our research, development, clinical, manufacturing, and commercialization activities.

We expect that significant additional capital will be required to develop our product candidates through clinical development and commercialization, including the continued advancement of TNFerade through the Phase III portion of the pivotal trial for locally advanced pancreatic cancer. We may seek this additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. In addition, if we lack adequate funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development or clinical programs.

We are currently expecting to use approximately $16 million of our cash and cash equivalents and short-term investments between now and March 31, 2009. Our estimate includes approximately $1.8 million in contractual obligations and $0.3 million in capital expenditures. We believe that our existing cash and cash equivalents, short-term investments, proceeds from the draw against our CEFF in April 2008, and anticipated cash flows from our current collaborations will be sufficient to support our operations for approximately 15 months.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described below. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for only financial assets and financial liabilities. The adoption of this Statement did not have a material effect on our financial statements for fair value measurements made during the first quarter of 2008. See Note 2 for additional information regarding the adoption of this Statement.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before December 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company adopted SFAS No. 159 effective January 1, 2008. See Note 2 for additional information regarding the adoption of this Statement.

In June 2007, the FASB Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3)”. EITF 07-3 applies to non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity. The consensus on EITF 07-03 states such advance payments should be recorded as an asset when the advance payments are made. Capitalized amounts should be recognized as expense when the research and development activities are performed; that is, when the goods without alternative future use are acquired or the service is rendered. We adopted the provisions of EITF 07-3 effective January 1, 2008 and have applied those provisions to the Cobra Biomanufacturing, Plc agreement signed in January 2008. These provisions have a material impact on the timing of the recognition of expenses on Company’s reported results of operations.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No 133” (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and the Company does not expect the adoption of SFAS No. 161 will have a significant impact on its financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. The Company’s adoption of EITF 07-01 in 2009 is not expected to have a material impact on its consolidated financial statements.

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

As of March 31, 2008, we have an outstanding bond payable totaling $1.4 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2008, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that, as of March 31, 2008, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in the Company’s periodic SEC reports.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, the Company entered into a Committed Equity Financing Facility (“CEFF”) as described in Note 4 of the Notes to the Company’s Condensed Financial Statements in Item 1 of this Form 10-Q, which description is incorporated by reference herein.

In April 2008, the Company initiated its second draw against the CEFF. On April 18, 2008, subsequent to the first four days of the pricing period, the Company sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time the Company sold an additional 905,559 shares of common stock for gross proceeds of $1.47 million.

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

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 12, 2008	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer and Corporate Secretary