Form 10-Q
period 2008-06-30
GENVEC INC
filed 2008-08-08
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of July 31, 2008, the Registrant had 88,375,585 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,295	$7,289
Short-term investments	5,709	16,371
Accounts receivable	1,778	1,756
Prepaid expenses and other	1,815	531
Bond sinking fund	678	338
Total current assets	35,275	26,285
Property and equipment, net	1,863	2,041
Other assets	14	22
Total assets	$37,152	$28,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$796	$789
Accounts payable	1,427	902
Accrued clinical trial expenses	1,281	1,313
Accrued other expenses	3,348	3,942
Unearned revenue	4,045	1,861
Total current liabilities	10,897	8,807
Long-term debt, less current portion	740	807
Other liabilities	327	553
Total liabilities	11,964	10,167

Common stock subject to redemption, 0 and 32 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	-	71

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2008 and 2007; none issued and outstanding in 2008 and 2007	-	-
Common stock, $0.001 par value; 200,000 shares authorized; 88,376 and 75,353 shares issued and outstanding at June 30, 2008 and December 31, 2007	88	75
Additional paid-in capital	225,702	205,746
Accumulated other comprehensive loss	(226)	(145)
Accumulated deficit	(200,376)	(187,566)
Total stockholders' equity	25,188	18,110
Total liabilities and stockholders' equity	$37,152	$28,348

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$3,863	$3,709	$7,592	$6,612

Operating expenses:
Research and development	8,356	6,230	16,049	12,868
General and administrative	2,289	2,296	4,729	4,780
Total operating expenses	10,645	8,526	20,778	17,648

Loss from operations	(6,782)	(4,817)	(13,186)	(11,036)

Other income (expense):
Interest income	156	393	417	802
Interest expense, net of change in fair value of Kingsbridge warrants	76	205	(41)	14
Total other income, net	232	598	376	816

Net loss	$(6,550)	$(4,219)	$(12,810)	$(10,220)

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	$(89)	$13	$(81)	$8

Other comprehensive income (loss)	(89)	13	(81)	8

Comprehensive loss	$(6,639)	$(4,206)	$(12,891)	$(10,212)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.17)	$(0.14)

Shares used in computing basic and diluted net loss per share	78,707	73,626	77,073	73,544

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2007	75,353	$75	$205,746	$(145)	$(187,566)	$18,110
Comprehensive loss:
Net loss	-	-	-	-	(12,810)	(12,810)
Unrealized change in investments, net	-	-	-	(81)	-	(81)
Total comprehensive loss						(12,891)
Common stock and warrants issued under shelf registration, net	11,258	11	15,739			15,750
Common stock issued under CEFF	1,715	2	3,000			3,002
Deferred financing charge resulting from stock issued under CEFF			(24)			(24)
Deferred financing charge resulting from warrant issued under CEFF			51			51
Common stock issued under stock benefit plans	50	-	62	-	-	62
Stock-based compensation	-	-	1,128	-	-	1,128
Balance, June 30, 2008	88,376	$88	$225,702	$(226)	$(200,376)	$25,188

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,810)	$(10,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517	643
Amortization/accretion for premiums/discounts on investments	(24)	(561)
Non-cash charges for options	1,128	1,121
Change in fair value of warrant	(5)	(244)
Change in accounts receivable	(22)	(1,267)
Change in accounts payable and accrued expenses	(45)	(675)
Change in unearned revenue	2,084	3,881
Change in other assets and liabilities, net	(1,424)	(127)
Net cash used in operating activities	(10,601)	(7,449)

Cash flows from investing activities:
Purchases of property and equipment	(315)	(201)
Purchases of investment securities	(4,004)	(20,798)
Proceeds from sale and maturity of investment securities	14,608	22,910
Net cash provided by investing activities	10,289	1,911

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	15,812	680
Proceeds from issuance of common stock issued under CEFF, net of issuance costs	2,906	1,788
Principal payments of long-term debt and change in sinking fund	(400)	(390)
Net cash provided by financing activities	18,318	2,078

Increase (decrease) in cash and cash equivalents:	18,006	(3,460)
Beginning balance of cash and cash equivalents	7,289	11,803

Ending balance of cash and cash equivalents	$25,295	$8,343

Supplemental disclosures of cash flow information:
Interest paid	$56	$85

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

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2008 and June 30, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(2)	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at June 30, 2008 on the Condensed Balance Sheet:

		Quoted Prices in
	Total Carrying	Active Markets for	Significant	Significant
	Value in the	Identical	Other Observable	Unobservable
	Condensed	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$5,709	$5,085	$624	$-
Total Assets at Fair Value	$5,709	$5,085	$624	$-

Liabilities:

Interest rate swap agreement	$26	$-	$26	$-

Warrant liability	$251	$-	$251	$-
Total Liabilities at Fair Value	$277	$-	$277	$-

The Company determines fair value for available for sale securities with Level 1 inputs through quoted market prices. The Company determines fair value for available for sale securities with Level 2 inputs, made up of asset backed securities, through broker or dealer quotations or alternative pricing sources that are corroborated by observable market data or based on quoted market prices for similar instruments.

The Company’s interest rate swap agreement is valued at fair market value at the balance sheet date using observable market inputs including forward interest rates derived from yield curves, and therefore is classified within Level 2. The warrant liability has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 4 in this Form 10-Q. The warrant liability, related to the Kingsbridge warrants, has also been classified within Level 2.

(3)	Stock Benefit Plans

Stock Option Plans

In June 2002, at the Company’s Annual Meeting, the stockholders of the Company approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan). The stockholders of the Company have subsequently approved amendments to the 2002 Plan to increase the number of shares of common stock available to be issued under the 2002 Plan; currently there are 11,580,000 total shares available under the 2002 Plan. Outstanding options under the 2002 Plan at June 30, 2008 expire through 2018.

Options granted under the 1993 Plan, which included statutory and non-statutory awards, and options granted under the 2000 Plan, which were made to non-employee directors, generally permit 25 percent of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administered options granted under the 1993 Plan and the 2000 Plan, approved the individuals to whom options were granted, and determined the number of options and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at June 30, 2008 expire through 2011 and 2012, respectively.

In August 2003, the Company and Diacrin Inc. consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (1997 Plan). As of June 30, 2008, awards outstanding under the 1997 Plan were 85,634 shares which expire through 2012.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three and six-month periods ended June 30, 2008 and June 30, 2007, which was allocated as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Research and development	$424	$311	$834	$786
General and administrative	141	130	294	335
	$565	$441	$1,128	$1,121

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2008 and 2007 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007

Risk-free interest rate	3.03%	4.75%
Expected dividend yield	0.00%	0.00%
Expected volatility	83.28%	80.36%
Expected life (years)	5.67	5.59
Weighted-average fair value of options	$1.26	$1.96

The volatility assumption for 2008 and 2007 is based on the weighted average volatility for the most recent 1-year period as well as the volatility over the expected life of 5.67 years and 5.59 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 2.75% to 3.68% and 4.46% to 5.13%, respectively, for the six months ended June 30, 2008 and 2007.

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

Stock Options

The status of the plans for the six months ended June 30, 2008 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except per share data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2007	5,587	$2.51
Granted	1,903	1.78
Exercised	-	-
Forfeited	(211)	2.12
Expired	(190)	2.84
Stock options outstanding, June 30, 2008	7,089	$2.32	7.1	$164
Vested or expected to vest at June 30, 2008	4,512	$2.54	6.0	$110
Exercisable at June 30, 2008	3,691	$2.67	5.4	$77

As of June 30, 2008, unrecognized stock-based compensation related to stock options was approximately $3.7 million. This cost is expected to be expensed over a weighted average period of 2.8 years. The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2008 and exercised during the six-month period ended June 30, 2008 is approximately $164,000, $77,000, and $0, respectively. The Company realized proceeds of $0 and $611,000 from options exercised during the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes information about the Company’s stock options outstanding at June 30, 2008:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)
$1.01 - $3.00	5,578	8.0	$1.95	2,252	$2.02
$3.01 - $4.00	1,051	4.2	$3.30	1,032	$3.30
$4.01 - $5.00	386	3.2	$4.28	333	$4.30
$5.01 - $10.00	74	2.5	$6.07	74	$6.07
	7,089	7.1	$2.32	3,691	$2.67

Employee Stock Purchase Plan

In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the Purchase Plan. Under the Purchase Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. As of June 30, 2008, there were 1,928,173 shares available for issuance under the Purchase Plan. In July 2008, the Company issued 47,378 shares related to the first half of 2008 purchase period, which reduces the shares available for issuance to 1,880,795. The Purchase Plan will terminate on October 18, 2010, unless terminated sooner by the Board of Directors.

(4)	Committed Equity Financing Facility (CEFF)

On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a 3-year period, subject to certain conditions and limitations. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. In particular, Kingsbridge is not obligated to purchase shares of common stock at a price lower than $1.25. In addition, the maximum number of shares that the Company may issue under the CEFF is 12,375,050. Should the Company choose to utilize the CEFF again, net proceeds from the sale of common stock under the CEFF are expected to help defray costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price equal to $2.67 per share. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011. The Company has classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 3.25 year remaining life for the warrant, a 3.34 percent risk-free interest rate, an 83.28 percent expected volatility and no dividend yield, the fair value of the warrant liability as of June 30, 2008 was $251,000. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. Settlement for sales under the CEFF takes place in two tranches after the fourth and eighth days of the pricing period. The value of the maximum number of shares the Company may issue in any pricing period is equal to the lesser of 1.75 percent of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million. Kingsbridge is not obligated to purchase shares at prices below the greater of $1.25 or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. As required under the CEFF, the Company filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and those underlying the warrant, which was declared effective May 5, 2006. The Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statement. In June 2007, the Company initiated its first draw against the CEFF. On June 26, 2007, subsequent to the first four days of the pricing period, the Company sold 769,773 shares of common stock for gross proceeds of $1.8 million. On July 2, 2007, subsequent to the last four days of the pricing period, the Company sold 832,441 shares of common stock for gross proceeds of $1.8 million. In April 2008, the Company initiated its second draw against the CEFF. On April 18, 2008, subsequent to the first four days of the pricing period, the Company sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million. As of June 30, 2008, the Company has sold 3,284,830 shares of common stock to Kingsbridge. Kingsbridge holds no shares of common stock purchased pursuant to the CEFF, therefore all shares sold are recorded in permanent equity.

(5)	Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of shares of common stock outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the six months ended June 30, 2008 and 2007, approximately 3.7 million and 3.0 million common stock equivalent shares, respectively, have not been considered in the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(6)	Stockholders’ Equity

On June 11, 2008, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51. The warrants, which have a term of 5 years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity in accordance with EITF 00-19, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary.” The estimated fair market value of the warrants at the date of issuance was $1,930,000. Proceeds of this transaction, net of offering costs, totaled $15.8 million.

In April 2008, we initiated our second draw against the CEFF. For additional information about our CEFF and this draw, see Note 4.

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

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update our forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec, Inc. (“GenVec,” “we,” “our,” or the “Company”) is a clinical stage biopharmaceutical company developing novel gene-based therapeutic drugs and vaccines. Our lead product candidate, TNFerade™ biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally-advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in 2006 and 2007. Based on data available from these first 51 patients, median survival was 19.3 months for patients receiving TNFerade plus standard of care versus 11.1 for patients receiving only standard of care. Enrollment in the Phase III trial is ongoing.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Clinical trials are in progress in head and neck cancer, rectal cancer, and metastatic melanoma. Encouraging results have previously been reported in studies for esophageal cancer and head and neck cancer. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein, in cells of the tumor.

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

FINANCIAL OVERVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Results of Operations

GenVec’s net loss was $6.6 million (or $0.08 per share) on revenues of $3.9 million for the three months ended June 30, 2008. This compares to a net loss of $4.2 million (or $0.06 per share) on revenues of $3.7 million in the same period in the prior year. GenVec’s net loss was $12.8 million (or $0.17 per share) on revenues of $7.6 million for the six months ended June 30, 2008. This compares to a net loss of $10.2 million (or $0.14 per share) on revenues of $6.6 million for the six months ended June 30, 2007. Included in our net loss for the first six months of 2008 was stock-based compensation expense of $1.1 million, which is comparable to the same period in the prior year. GenVec ended the second quarter of 2008 with $31.0 million in cash and investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2008 were primarily derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, and influenza.

In February 2007, the Company signed a three-year agreement with the DHS under which the Company received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were exercised. In August 2007, the Company signed a modification to the previously signed agreement with the DHS, under which the Company received $5.6 million in January 2008, with the possibility to receive additional program funding of approximately $2 million, bringing the total value of the program up to $17.5 million if annual renewal options under the contract are exercised. From inception through June 30, 2008, we have received approximately $11.6 million of this commitment and have recognized revenue under this agreement of approximately $8.0 million, of which $1.7 million and $3.6 million was recognized in the three-month and six-month periods ended June 30, 2008. In July 2008, the Company signed an additional modification to the previously signed agreement with the DHS, with the possibility of an additional $700,000 in funding, bringing the potential total value of the program up to approximately $18.2 million.

Our HIV and influenza vaccine development program with NIH is funded under a cost-plus-fixed-fee contract initiated in 2002 and extending through September 2008. Committed funding under this program, from inception through June 2008, now totals up to $55 million; approximately $53.3 million has been earned since inception.

In October 2006, the Company announced a new five-year HIV vaccine technology transfer and development contract with NIH. The agreement provided for up to an additional $52 million of funding if NIH exercises all annual renewal options. From inception through June 30, 2008, approximately $8 million has been earned under the agreement. The initial commitment under this agreement was approximately $7 million. In September 2007, the NIH exercised option year 1 under this agreement for $5.1 million.

Revenues for the three-month and six-month periods ended June 30, 2008 were $3.9 million and $7.6 million respectively, which represent increases of 4 percent and 15 percent respectively, when compared to revenues of $3.7 million and $6.6 million in the comparable prior year periods.

The increase in revenues for the three-month and six-month periods ended June 30, 2008 is primarily due to $391,000 and $1.8 million, respectively, in increases in revenues associated with our agreement with the DHS as compared to the comparable prior year periods. The higher revenues under the DHS agreement result from increased work scope and efforts in the 2008 periods as a result of the exercise of the first renewal option under the agreement as compared to the same periods in 2007. Also contributing to the increase in revenues in both the three-month and six-month periods ended June 30, 2008, are an increase in revenue associated with our malaria programs of $188,000 and $255,000, respectively. These increases are due to expanded relationships with the U.S. Naval Medical Research Center (NMRC). The increase in revenue has been partially offset by $456,000 and $1.0 million relative decrease in revenues as compared to the comparable prior year periods under our HIV program due to the successful completion of assay validation activities, designated process development work and lot release testing in the first two quarters of 2007.

Expenses

Operating expenses were $10.6 million and $20.8 million for the three-month and six-month periods ended June 30, 2008, which represent increases of 25 percent and 18 percent as compared to $8.5 million and $17.6 million in the comparable prior year periods.

Research and development expenses for the three-month and six-month periods ended June 30, 2008 increased 34 percent and 25 percent respectively to $8.4 million and $16.0 million as compared to $6.2 million and $12.9 million for the comparable prior year periods. The increase is primarily due to higher costs related to the development of TNFerade including manufacturing costs, materials costs, costs related to our TNFerade pancreatic clinical trial, increased personnel costs and to a lesser extent pass through costs associated with our funded programs. Additionally, stock-based compensation expense allocated to research and development increased $113,000 and $48,000 over the comparable prior year periods.

General and administrative expense for the three-month period ended June 30, 2008 were $2.3 million, which is comparable to the corresponding period in the prior year. General and administrative expenses for the six-month periods ended June 30, 2008 decreased 1 percent to $4.7 million as compared to $4.8 million in the corresponding prior year period. General and administrative expenses include an increase in stock-based compensation expense allocated to general and administrative of $11,000 for the three-month period ended June 30, 2008 as compared to the same period in 2007 and a decrease of $41,000 for the six-month period ending June 30, 2008 as compared to the same period in 2007. During the six-month period ending June 30, 2008, there was also a $158,000 decrease in severance costs for former employees as compared to the corresponding period in 2007.

Other Income (Loss)

Total other income decreased to $232,000 and $376,000 for the three-month and six-month periods ended June 30, 2008 as compared to $598,000 and $816,000, respectively for the comparable prior year periods. Total other income (loss) is comprised of interest income and interest expense, net of the change in fair value of the Kingsbridge warrants.

Interest income for the three-month and six-month periods ending June 30, 2008 was $156,000 and $417,000 compared to $393,000 and $802,000, respectively in the comparable prior year periods. The decreases in interest income were due mainly to lower investment balances and, to a lesser extent, lower yields earned on our investment portfolio.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three-month and six-month periods ending June 30, 2008 was ($76,000) and $41,000 compared to $(205,000) and $(14,000), respectively in the comparable prior year periods. The changes in interest expense and resulting credit amounts being reported for interest expense were primarily due to changes in the valuation of the warrant liability associated with the Kingsbridge warrant and, to a lesser extent, the declining balances of our debt obligations over the six-month period ending June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, cash and investments totaled $31.0 million as compared to $23.7 million at December 31, 2007. This $7.3 million increase resulted primarily from the net cash provided by our financing activities during the period partially offset by the use of cash for general operating activities, including the continued clinical development of the Company’s product portfolio, totaling $10.6 million.

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

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of the Company’s common stock within a 3-year period, subject to certain conditions and limitations. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. Under the CEFF, we may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. Settlement for sales under the CEFF takes place in two tranches after the fourth and eighth days of the pricing period. Kingsbridge is not obligated to purchase shares at prices below the greater of $1.25 or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. In addition, the maximum number of shares that the Company may issue under the CEFF is 12,375,050. Prior to December 31, 2007, we had drawn $3.6 million under the CEFF. In April 2008, we initiated our second draw against the CEFF. On April 18, 2008, subsequent to the first four days of the pricing period, the Company sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million.

On February 1, 2007, the Company filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration statement was declared effective February 12, 2007 and allows the Company to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt securities.

On June 11, 2008, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51. The warrants, which have a term of 5 years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. Proceeds of this transaction, net of offering costs, totaled $15.8 million.

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

We are currently expecting to use approximately $23 million of our cash and cash equivalents and short-term investments between now and June 30, 2009 to accomodate accelerating enrollment in the PACT study and manufacturing expenditures under our contract with Cobra Biomanufacturing, Plc. Our estimate includes approximately $1.7 million in contractual obligations and $0.2 million in capital expenditures. We believe that our existing cash and cash equivalents, short-term investments and anticipated cash flows from our current collaborations will be sufficient to support our operations for approximately 16 months.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

It is not expected that the provisions of SFAS No. 162 will have an impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No 133” (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and the Company does not expect the adoption of SFAS No. 161 will have a significant impact on its financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. The Company’s adoption of EITF 07-01 in 2009 is not expected to have a material impact on its consolidated financial statements.

Other new pronouncements issued but not effective until after June 30, 2008, are not expected to have a significant effect on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio. We maintain a portfolio of various issuers, types, and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity.

As of June 30, 2008, we have an outstanding bond payable totaling $1.4 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2008, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that, as of June 30, 2008, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in the Company’s periodic SEC reports.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, the Company entered into a Committed Equity Financing Facility (CEFF) as described in Note 4 of the Notes to the Company’s Condensed Financial Statements in Item 1 of this Form 10-Q, which description is incorporated by reference herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on June 12, 2008. At the annual meeting, the Company’s shareholders voted on the following matters:

1.	Election of three (3) directors to the Company’s Board of Directors, each to serve for a term of three-years or until a successor has been qualified and elected:	For	Withhold
	Joshua Ruch	67,024,622	505,852
	Marc R. Schneebaum	67,122,368	408,106
	Kevin M. Rooney	67,033,959	496,515

   In addition to the directors referred to in the proposal above, the following directors continued to hold office after the annual meeting: Paul H. Fischer, Wayne T. Hockmeyer, Zola P. Horovitz, and William N. Kelley.

		For	Against	Abstain
2.	Ratification of the appointment of KPMG LLP as the Company's independent registered public accounting firm for the current fiscal year ending December 31, 2008.	67,251,961	169,213	109,301

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

10.1	Amendment to Agreement with the United States Department of Homeland Security for the Development of Adenovector-Based Foot and Mouth Vaccine Candidates dated November 9, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: August 8, 2008	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer and Corporate Secretary