Form 10-Q
period 2008-09-30
GENVEC INC
filed 2008-11-07
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☐ No ☒

As of October 31, 2008, the Registrant had 88,422,963 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,286	$7,289
Short-term investments	5,224	16,371
Accounts receivable	2,409	1,756
Prepaid expenses and other	1,721	531
Bond sinking fund	178	338
Total current assets	26,818	26,285
Property and equipment, net	1,629	2,041
Other assets	11	22
Total assets	$28,458	$28,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$840	$789
Accounts payable	1,430	902
Accrued clinical trial expenses	1,261	1,313
Accrued other expenses	3,352	3,942
Unearned revenue	2,597	1,861
Total current liabilities	9,480	8,807
Long-term debt, less current portion	-	807
Other liabilities	236	553
Total liabilities	9,716	10,167

Common stock subject to redemption, 0 and 32 shares issued and	-	71
outstanding as of September 30, 2008 and December 31, 2007, respectively

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2008 and
2007; none issued and outstanding in 2008 and 2007	-	-
Common stock, $0.001 par value; 200,000 shares authorized; 88,423 and
75,353 shares issued and outstanding at September 30, 2008 and December 31,
2007, respectively	88	75
Additional paid-in capital	226,171	205,746
Accumulated other comprehensive loss	(302)	(145)
Accumulated deficit	(207,215)	(187,566)
Total stockholders' equity	18,742	18,110
Total liabilities and stockholders' equity	$28,458	$28,348

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$4,205	$3,777	$11,797	$10,388

Operating expenses:
Research and development	9,545	6,361	25,594	19,229
General and administrative	1,701	2,166	6,430	6,946
Total operating expenses	11,246	8,527	32,024	26,175

Loss from operations	(7,041)	(4,750)	(20,227)	(15,787)

Other income (expense):
Interest income	183	383	600	1,185
Interest expense, net of change in fair value of Kingsbridge warrants	19	(23)	(22)	(8)
Other	-	337	-	337
Total other income, net	202	697	578	1,514

Net loss	$(6,839)	$(4,053)	$(19,649)	$(14,273)

Other comprehensive loss:
Unrealized holding loss on securities available
for sale	$(76)	$(69)	$(157)	$(60)

Other comprehensive loss	(76)	(69)	(157)	(60)

Comprehensive loss	$(6,915)	$(4,122)	$(19,806)	$(14,333)

Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.24)	$(0.19)

Shares used in computing basic and diluted net loss per share	88,422	73,761	80,884	73,617

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2007	75,353	$75	$205,746	$(145)	$(187,566)	$18,110
Comprehensive loss:
Net loss	-	-	-	-	(19,649)	(19,649)
Unrealized change in
investments, net	-	-	-	(157)	-	(157)
Total comprehensive loss						(19,806)
Common stock and warrants issued
under shelf registration, net	11,258	11	15,653			15,664
Common stock issued under
CEFF	1,715	2	3,000			3,002
Deferred financing charge resulting
from stock issued under CEFF			(24)			(24)
Deferred financing charge
resulting from warrant
issued under CEFF			51			51
Common stock issued under
stock benefit plans	97	-	120	-	-	120
Stock-based compensation	-	-	1,625	-	-	1,625
Balance, September 30, 2008	88,423	$88	$226,171	$(302)	$(207,215)	$18,742

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,649)	$(14,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	938
Amortization/accretion for premiums/discounts on investments	(17)	(751)
Non-cash charges for options	1,625	1,543
Non-cash consideration for release of security interest	-	(338)
Change in fair value of warrant	(78)	(123)
Change in accounts receivable	(653)	(590)
Change in accounts payable and accrued expenses	15	(183)
Change in unearned revenue	611	3,119
Change in other assets and liabilities, net	(1,400)	(95)
Net cash used in operating activities	(18,791)	(10,753)

Cash flows from investing activities:
Purchases of property and equipment	(313)	(216)
Purchases of investment securities	(6,007)	(31,990)
Proceeds from sale and maturity of investment securities	17,014	31,660
Net cash provided by (used in) investing activities	10,694	(546)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants,
net of issuance costs	15,784	760
Proceeds from issuance of common stock issued under CEFF,
net of issuance costs	2,906	3,576
Principal payments of long-term debt and change in sinking fund	(596)	(580)
Net cash provided by financing activities	18,094	3,756

Increase (decrease) in cash and cash equivalents	9,997	(7,543)
Beginning balance of cash and cash equivalents	7,289	11,803

Ending balance of cash and cash equivalents	$17,286	$4,260

Supplemental disclosures of cash flow information:
Interest paid	$75	$120

See accompanying notes to condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The condensed financial statements included herein have been prepared by GenVec, Inc. (“GenVec” or “the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

•
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on our condensed financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on the Company’s results of operations, financial position, or liquidity.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at September 30, 2008 on the Condensed Balance Sheet:

		Quoted Prices in
	Total Carrying	Active Markets for	Significant	Significant
	Value in the	Identical	Other Observable	Unobservable
	Condensed	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:

Marketable securities	$5,224	$5,008	$216	$-

Total Assets at fair value	$5,224	$5,008	$216	$-

Liabilities:

Interest rate swap agreement	$17	$-	$17	$-

Warrant liability	178	-	178	-

Total Liabilities at fair value	$195	$-	$195	$-

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices and has classified them as available for sale. Our marketable securities consist of corporate bonds, government agency bonds, and corporate stock. The Company determines fair value for marketable securities classified as available for sale with Level 2 inputs, made up of asset backed securities, through broker or dealer quotations or alternative pricing sources that are corroborated by observable market data or based on quoted market prices for similar instruments.

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

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in shareholders’ equity. Net unrealized loss included in accumulated other comprehensive loss was $157,000 for the nine months ending September 30, 2008.

(3)	Stock Benefit Plans

Stock Option Plans

In June 2002, at the Company’s Annual Meeting, the stockholders of the Company approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan). The stockholders of the Company have subsequently approved amendments to the 2002 Plan to increase the number of shares of common stock available to be issued under the 2002 Plan. At September 30, 2008 there are 11,580,000 total shares available under the 2002 Plan. Outstanding options under the 2002 Plan at September 30, 2008 expire through 2018.

Options granted under the 1993 Plan, which included statutory and non-statutory awards and options granted under the 2000 Plan, which were made to non-employee directors, generally permit 25 percent of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administered options granted under the 1993 Plan and the 2000 Plan, approved the individuals to whom options were granted, and determined the number of options and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at September 30, 2008 expire through 2012 and 2011, respectively.

In August 2003, the Company and Diacrin Inc. consummated a business combination under which the Company acquired Diacrin through an exchange of stock. Under the terms of the agreement, the Company agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (1997 Plan). As of September 30, 2008, awards outstanding under the 1997 Plan were 85,634 shares which expire through 2012.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three and nine-month periods ended September 30, 2008 and September 30, 2007, which was allocated as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Research and development	$373	$304	$1,207	$1,090
General and administrative	124	118	418	453
	$497	$422	$1,625	$1,543

The Company uses the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2008 and 2007 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007

Risk-free interest rate	3.03%	4.71%
Expected dividend yield	0.00%	0.00%
Expected volatility	83.28%	80.36%
Expected life (years)	5.67	5.59
Weighted-average fair value of options	$1.25	$1.90

The volatility assumption for 2008 and 2007 is based on the weighted average volatility for the most recent 1-year period as well as the volatility over the expected life of 5.67 years and 5.59 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 2.75% to 3.68% and 4.00% to 5.13%, respectively, for the nine months ended September 30, 2008 and 2007.

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

Stock Options

The status of the plans for the nine months ended September 30, 2008 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except per share data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2007	5,587	$2.51
Granted	1,957	1.77
Exercised	-	-
Forfeited	(220)	2.15
Expired	(197)	2.81
Stock options outstanding, September 30, 2008	7,127	$2.31	6.9	$44
Vested or expected to vest at September 30, 2008	4,536	$2.52	5.8	$28
Exercisable at September 30, 2008	4,136	$2.58	5.5	$24

As of September 30, 2008, unrecognized stock-based compensation related to stock options was approximately $3.3 million. This cost is expected to be expensed over a weighted average period of 2.6 years. The aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2008 and exercised during the nine-month period ended September 30, 2008 is approximately $44,000, $24,000, and $0, respectively. The Company realized proceeds of $0 and $618,000 from options exercised during the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes information about the Company’s stock options outstanding at September 30, 2008:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$1.01 - $3.00	5,619	7.8	$1.95	2,693	$1.99
$3.01 - $4.00	1,051	4.0	$3.30	1,033	$3.30
$4.01 - $5.00	383	2.9	$4.28	336	$4.30
$5.01 - $10.00	74	2.2	$6.07	74	$6.07
	7,127	6.9	$2.31	4,136	$2.58

Employee Stock Purchase Plan

In December 2000, the Company adopted the 2000 Employee Stock Purchase Plan, referred to as the Purchase Plan. Under the Purchase Plan, employees may purchase the Company’s common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. In July 2008, subsequent to the offering period ending June 30, 2008, the Company sold 47,378 shares of common stock. As of September 30, 2008, there were 1,880,795 shares available for issuance under the Purchase Plan. The Purchase Plan will terminate on October 18, 2010, unless terminated sooner by the Board of Directors.

(4)	Committed Equity Financing Facility (CEFF)

On March 15, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to $30.0 million of the Company’s common stock within a 3-year period, subject to certain conditions and limitations. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. In particular, Kingsbridge is not obligated to purchase shares of common stock at a price lower than $1.25. In addition, the maximum number of shares the Company may issue under the CEFF is 12,375,050. Should the Company choose to utilize the CEFF again, net proceeds from the sale of common stock under the CEFF are expected to help defray costs associated with expanded clinical testing of TNFerade in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 520,000 shares of the Company’s common stock at an exercise price equal to $2.67 per share. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011. The Company has classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 3.0 year remaining life for the warrant, a 2.98 percent risk-free interest rate, an 83.28 percent expected volatility, and no dividend yield, the fair value of the warrant liability as of September 30, 2008 was $178,000. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

Under the CEFF, the Company may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. Settlement for sales under the CEFF takes place in two tranches after the fourth and eighth day of the pricing period. The value of the maximum number of shares the Company may issue in any pricing period is equal to the lesser of 1.75 percent of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million. Kingsbridge is not obligated to purchase shares at prices below the greater of $1.25 or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. As required under the CEFF, the Company filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and those underlying the warrant, which was declared effective May 5, 2006. The Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statement. In June 2007, the Company initiated its first draw against the CEFF. On June 26, 2007, subsequent to the first four days of the pricing period, the Company sold 769,773 shares of common stock for gross proceeds of $1.8 million. On July 2, 2007, subsequent to the last four days of the pricing period, the Company sold 832,441 shares of common stock for gross proceeds of $1.8 million. In April 2008, the Company initiated its second draw against the CEFF. On April 18, 2008, subsequent to the first four days of the pricing period, the Company sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million. As of September 30, 2008, the Company has sold 3,284,830 shares of common stock to Kingsbridge. Kingsbridge holds no shares of common stock purchased pursuant to the CEFF; therefore, all shares sold are recorded in permanent equity.

(5)	Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of shares of common stock outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2008 and 2007, approximately 4.1 million and 3.2 million common stock equivalent shares, respectively, have not been considered in the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(6)	Stockholders’ Equity

On June 11, 2008, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51. The warrants, which have a term of 5 years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity in accordance with EITF 00-19, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary.” The estimated fair market value of the warrants at the date of issuance was $1,930,000. Proceeds of this offering, net of offering costs, totaled $15.7 million.

In April 2008, we initiated our second draw against the CEFF. For additional information about our CEFF and this draw, see note 4.

(7)	Reclassifications

We have made certain reclassifications to prior year amounts to conform to the 2008 presentation.

GENVEC, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements and are based on management’s estimates, assumptions, and projections that are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking words like “believe,” “expect,” “intend,” “may,” “will,” “should,” “anticipate,” “estimate,” or similar terminology.

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	our financial condition and the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations;

•
our access to additional cash and working capital and our ability to raise capital to fund clinical programs and future operations, including through sales of common or preferred stock or the issuance of debt;

•	certain of our product candidates being in the early stages of development;

•
uncertainties with, and unexpected results and related analyses relating to, clinical trials of our product candidates (including the length of time required to enroll suitable patient subjects and our ability to secure clinical trial sites);

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	the timing and content of future FDA regulatory actions related to us, our product candidates, or our collaborators;

•	our ability to find collaborators or commercialize our product candidates; and

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

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

STRATEGIC AND CLINICAL OVERVIEW

GenVec, Inc. (“GenVec,” “we,” “our,” or “the Company”) is a clinical stage biopharmaceutical company developing novel gene-based therapeutic drugs and vaccines. Our lead product candidate, TNFeradeTM biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally-advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in 2006 and 2007. Based on data available from these first 51 patients, median survival was 19.3 months for patients receiving TNFerade plus standard of care versus 11.1 months for patients receiving only standard of care. Enrollment in the Phase III trial is ongoing and additional data is expected to be available in the fourth quarter of 2008.

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

In partnership with our collaborators, we also have multiple vaccines in development. All of these funded programs utilize our core adenovector technology. We have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) to develop an HIV vaccine, a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria, and development efforts for a foot-and-mouth disease (FMD) vaccine with the U.S. Department of Homeland Security and the U.S. Department of Agriculture.

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

FINANCIAL OVERVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Results of Operations

GenVec’s net loss was $6.8 million (or $0.08 per share) on revenues of $4.2 million for the three months ended September 30, 2008. This compares to a net loss of $4.1 million (or $0.05 per share) on revenues of $3.8 million in the same period in the prior year. GenVec’s net loss was $19.6 million (or $0.24 per share) on revenues of $11.8 million for the nine months ended September 30, 2008. This compares to a net loss of $14.3 million (or $0.19 per share) on revenues of $10.4 million for the nine months ended September 30, 2007. Included in our net loss for the first nine months of 2008 was stock-based compensation expense of $1.6 million as compared to $1.5 million for the same period in the prior year. GenVec ended the third quarter of 2008 with $22.5 million in cash and investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2008 were primarily derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and influenza.

In February 2007, the Company signed a three-year agreement with the DHS, for the development of a vaccine candidate against foot-and-mouth disease for livestock, under which the Company received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were exercised. In August 2007, the Company signed a modification to the previously signed agreement with the DHS, under which the Company received $5.6 million in January 2008, which included additional program funding of approximately $2.4 million. This brought the total value of the program up to $17.5 million if annual renewal options under the contract are exercised. In July 2008, the Company signed an additional modification to the previously signed agreement with the DHS for $6.6 million, which included additional program funding of approximately $700,000. This brought the total value of the program up to approximately $18.2 million. As of September 30, 2008, we have received approximately $11.6 million of this commitment and have recognized revenue under this agreement through September 30, 2008 of approximately $10.1 million, of which $2.0 million and $5.6 million was recognized in the three-month and nine-month periods ended September 30, 2008.

Our HIV and influenza vaccine development program with NIH is funded under a cost-plus-fixed-fee contract initiated in 2002 and extends through September 2009. In October 2008, we executed the seventh option period, year eight, under this agreement. The total value of the contract, issued and managed by Science Applications International Corporation – Frederick, Inc. (SAIC-Frederick), has increased to approximately $56.7 million. Approximately $54.3 million has been earned since inception under this agreement.

In September 2006, the Company announced a new five-year HIV vaccine technology transfer and development contract with the NIAID of the NIH. The agreement provided for up to an additional $52.0 million of funding if NIH exercises all annual renewal options. The initial commitment under this agreement was $7.5 million. In September 2007, the NIAID exercised option year 1 under this agreement for $5.1 million. In September 2008, the NIH exercised option year 2 under this agreement for $3.9 million. As of September 30, 2008, approximately $8.6 million has been earned under this agreement.

Revenues for the three-month and nine-month periods ended September 30, 2008 were $4.2 million and $11.8 million, respectively, which represent increases of 11 percent and 14 percent, respectively, when compared to revenues of $3.8 million and $10.4 million in the comparable prior year periods.

The increases in revenues for the three-month and nine-month periods ended September 30, 2008 are primarily due to increases in revenues associated with our agreement with the DHS of $792,000 and $2.6 million, respectively, as compared to the comparable prior year periods. The higher revenues under the DHS agreement result from increased work scope and efforts in the 2008 periods as a result of the exercise of the first and second renewal options under the agreement as compared to the same periods in 2007. The increases in revenues have been partially offset by decreases in revenues of $293,000 and $1.3 million, respectively, under our HIV program as compared to the comparable prior year periods. These decreases are mostly due to the successful completion of the defined process development, technology transfer, and analytical method transfer activities under our HIV agreements.

Expenses

Operating expenses were $11.2 million and $32.0 million for the three-month and nine-month periods ended September 30, 2008, which represent increases of 32 percent and 22 percent as compared to $8.5 million and $26.2 million in the comparable prior year periods.

Research and development expenses for the three-month and nine-month periods ended September 30, 2008 increased 50 percent and 33 percent respectively to $9.5 million and $25.6 million as compared to $6.4 million and $19.2 million for the comparable prior year periods. The increase is primarily due to higher costs related to the development of TNFerade including manufacturing and, materials costs, related to our TNFerade pancreatic clinical trial, and increased personnel costs and to a lesser extent pass through costs associated with our funded programs. Additionally, stock-based compensation expense allocated to research and development increased $69,000 and $117,000 over the comparable prior year periods.

General and administrative expense for the three-month period ended September 30, 2008 decreased 21 percent and 7 percent respectively to $1.7 million and $6.4 million as compared to $2.2 million and $6.9 million for the comparable prior year periods. The decrease in both periods is primarily due to lower personnel costs, recruiting costs, and depreciation expense, partially offset by higher professional services in the nine-month period and facility costs in both periods. Stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, increased $6,000 for the three-month period ended September 30, 2008 and decreased $35,000 for the nine-month period ending September 30, 2008 as compared to the same periods in 2007. During the nine-month period ending September 30, 2008, severance costs for former employees, also included in the personnel costs, decreased from $318,000 for the same period in 2007 to $76,000.

Other Income (Loss)

Total other income decreased to $202,000 and $578,000 for the three-month and nine-month periods ended September 30, 2008 as compared to $697,000 and $1.5 million, respectively, for the comparable prior year periods. Total other income is composed of interest income, interest expense, net of the change in fair value of the Kingsbridge warrants, and other income.

Interest income for the three-month and nine-month periods ending September 30, 2008 was $183,000 and $600,000 compared to $383,000 and $1.2 million, respectively, in the comparable prior year periods. The decreases in interest income were due mainly to lower investment balances and, to a lesser extent, lower yields earned on our investment portfolio.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three-month and nine-month periods ending September 30, 2008 was ($19,000) and $23,000 compared to $22,000 and $8,000, respectively, in the comparable prior year periods. The decrease in interest expense for the comparative three-month period ending September 30, 2008 was primarily due to a decrease in expense associated with the Kingsbridge warrant of $52,000. The increase in interest expense for the comparative nine-month period ending September 30, 2008 was due to an increase in interest expense associated with the Kingsbridge warrant of $45,000. Additionally, in both the three-month and nine-month periods ending September 30, 2008, interest expense associated with our debt obligations have decreased due to the declining balances of these obligations as compared to the corresponding period in the prior year.

The decrease in other income for both the three and nine-month periods ending September 30, 2008 resulted from a one time receipt of equity, valued at $337,000, from an outside party in exchange for the release of security interests in the third quarter of 2007.

Liquidity and Capital Resources

We have experienced significant losses since our inception, and as of September 30, 2008, we have an accumulated deficit of $207.2 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2008, cash and investments totaled $22.5 million as compared to $23.7 million at December 31, 2007.

For the nine months ended September 30, 2008, we used net cash of $18.8 million for operating activities. This consisted of a net loss for the period of $19.6 million, which included approximately $800,000 of non-cash depreciation and amortization and non-cash stock option expense of $1.6 million. Net cash was used primarily for the advancement of our TNFerade pancreatic clinical trial and to a lesser extent general and administrative activities.

Net cash provided from investing activities during the nine months ended September 30, 2008 was $10.7 million, which included approximately $300,000 of property and equipment purchases.

Net cash provided from financing activities during the nine months ended September 30, 2008 was $18.1 million, which included $15.8 million from the issuance of common stock and warrants, net of issuance costs and $2.9 million from the issuance of common stock under the our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge). Partially offsetting the cash provided by our financing activities is the repayment of our debt obligations of approximately $600,000.

On March 15, 2006, we entered into a CEFF, under which Kingsbridge committed to purchase up to $30.0 million of the Company’s common stock within a 3-year period, subject to certain conditions and limitations. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. Under the CEFF, we may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. Settlement for sales under the CEFF takes place in two tranches after the fourth and eighth day of the pricing period. Kingsbridge is not obligated to purchase shares at prices below the greater of $1.25 or 75 percent of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. In addition, the maximum number of shares that the Company may issue under the CEFF is 12,375,050. Prior to December 31, 2007, we had drawn $3.6 million and issued 1,602,214 shares of common stock under the CEFF. In April 2008, we initiated our second draw against the CEFF. On April 18, 2008, subsequent to the first four days of the pricing period, the Company sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million.

On February 1, 2007, the Company filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration statement was declared effective February 12, 2007 and allows the Company to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt securities.

On June 11, 2008, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51. The warrants, which have a term of 5 years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. Proceeds of this offering, net of offering costs, totaled $15.7 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use approximately $6 million to $7 million of cash per quarter. Based on this estimate we have sufficient resources to fund our operations into the third quarter of 2009. A significant portion of our resources will be used to fund the clinical trial for our lead product candidate, TNFerade, for the treatment of cancer. During the fourth quarter of 2008, we expect to receive data from an interim analysis of this trial.

However, we expect that significant additional capital will be required to develop our product candidates through clinical development, manufacturing, and commercialization, including the continued advancement of TNFerade through the Phase III portion of the pivotal trial for locally advanced pancreatic cancer. We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us.   The overall status of the economic climate could also result in the terms of any equity offering, debt financing or alliance, license or other arrangement, being even less favorable to us and our stockholders than might otherwise be the case if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations, as we expect to continue to rely on government funding for a significant portion of our revenues for the next few years and, to a lesser extent, interest income.

If adequate funds are not available through either the capital markets or strategic alliances, we may be required to delay, reduce the scope of or eliminate our research, development, clinical programs, manufacturing, or commercialization efforts, effect changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish rights to certain of our existing or future technologies, product candidates, or products on terms that are not favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in the contractual commitments table in our Form 10-K for the year ended December 31, 2007.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of 2007.

Recently Issued Accounting Pronouncements

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on our results of operations, financial position, or liquidity.

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
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry

It is not expected that the provisions of SFAS No. 162 will have an impact on our results of operations or financial position.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. Our adoption of EITF 07-01 in 2009 is not expected to have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after September 30, 2008 are not expected to have a significant effect on our financial position or results of operations.

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

As of September 30, 2008, we have an outstanding bond payable totaling $0.7 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2008, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, Treasurer and Corporate Secretary (its principal executive officer and principal financial officer, respectively), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer and Corporate Secretary have concluded that, as of September 30, 2008, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in the Company’s periodic SEC reports.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. In addition, the following information reflects the current conditions of the capital markets, which present uncertainties to all companies that rely on capital markets for liquidity or financing.

We may not be able to access additional capital on terms favorable to us, if at all.

Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may affect our ability to access additional capital. While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development, clinical, manufacturing, and commercialization activities, it is clear that we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization. The continued advancement of TNFerade through the Phase III portion of the pivotal trial for locally advanced pancreatic cancer will continue to require capital, and we expect to have to incur significant costs to manufacture and commercialize TNFerade if we receive marketing approval. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing or alliance, license or other arrangement, being even less favorable to us and our stockholders than might otherwise be the case if the overall economic climate were stronger.

If adequate capital is not available, we may be required to delay, reduce the scope of or eliminate our research, development, clinical programs, manufacturing, or commercialization efforts, or effect changes to our facilities or personnel.

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

GENVEC, INC.
(Registrant)

Date: November 7, 2008	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer and Corporate Secretary