Form 10-K
period 2008-12-31
GENVEC INC
filed 2009-03-16
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

240-632-0740

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 Per Share	The NASDAQ Stock Market

Securities registered pursuant to Section (12g) of the Act: Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

As of June 30, 2008 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the NASDAQ Global Market on such date was $127,260,842. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2008 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 28, 2009 there were 88,604,454 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GENVEC, INC.

i

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements and are based on management’s estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking words like “believe,” “expect,” “intend,” “may,” “will,” “should,” “anticipate,” or similar terminology.

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	Our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations and our ability to lower our operating costs;
•	Our access to additional cash and working capital and our ability to raise capital to fund clinical programs and future operations, including through sales of common or preferred stock, the issuance of debt, or collaborative arrangements;
•	Certain of our product candidates being in the early stages of development;
•	Uncertainties with, and unexpected results and related analyses relating to, clinical trials of our product candidates (including the length of time required to enroll suitable patient subjects and our ability to secure clinical trial sites);
•	The timing, amount, and availability of revenues from our government-funded vaccine programs;
•	The timing and content of future FDA regulatory actions related to us, our product candidates, or our collaborators;
•	Our ability to find collaborators or commercialize our product candidates; and
•	The scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth under Item 1A in this Annual Report and is contained in our other filings with the Securities and Exchange Commission (SEC). The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Annual Report and we assume no duty to update our forward-looking statements.

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFeradeTM biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths expected in the trial, demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC arm alone (Hazard Ratio = 0.753; 95% Confidence Interval [0.494 – 1.15]). An independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned. Also in November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer. Fast Track designation can potentially expedite the regulatory review of TNFerade by the FDA.

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then leads to the production of the desired protein. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein, in cells of a tumor. In the case of TNFerade, for example, this approach reduces side effects typically associated with systemic delivery of the TNFα protein. For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of antigen, which then stimulates the desired immune reaction by the body.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Clinical trials are in progress in head and neck cancer, and encouraging results have previously been reported in studies for esophageal cancer, rectal cancer, and soft tissue sarcomas.

In partnership with our collaborators, we also have multiple vaccines in development. All of these funded programs utilize our core adenovector technology. Our lead vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security and the U.S. Department of Agriculture. We have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a human immunodeficiency virus (HIV) vaccine and a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

Our research and development activities have also yielded additional therapeutic product candidates that utilize our technology platform and we believe they represent potential commercial opportunities. In the fields of hearing loss and balance disorders, preclinical research has been published suggesting that delivery of the atonal gene using a GenVec adenovector may re-establish sensory cells in the inner ear and restore both hearing and balance. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of this Form 10-K. The description of our business in this Form 10-K should be read in conjunction with the information in Item 1A and the Financial Statements found under Item 8 of Part II of this Annual Report, which includes additional financial information about our total assets, revenue, measures of profit and loss, and financial information.

OUR STRATEGY

Our primary objective is to develop and commercialize products with significant medical benefits. We plan to achieve this objective through the following strategies:

Develop and commercialize our lead product candidate, TNFerade, for the treatment of cancer.  We intend to seek marketing approval for TNFerade for the treatment of locally advanced pancreatic cancer and build the commercial value of TNFerade by expanding its clinical use in a variety of cancers. We are seeking to secure strategic partnerships to support TNFerade registration and commercialization efforts. Based on the survival data obtained to date, we believe using TNFerade in the indication of locally advanced pancreatic cancer represents a feasible path to commercialization.

Commercialize vaccines to prevent foot-and-mouth disease in cloven-hoofed animals.  We intend to seek licenses for vaccines against FMD under our ongoing collaboration with the U.S. Department of Homeland Security. We will also seek corporate collaborations to support the commercialization of candidate FMD vaccines. Target markets include government supported vaccine banks and areas of the world in which endemic FMD infections are present.

Develop and commercialize additional product opportunities.  We intend to seek corporate partnerships in the following programs:

•	Treatments for hearing loss and balance disorders, which represent major medical needs.
•	Vaccines against HSV-2, the virus responsible for most cases of genital herpes.
•	Vaccines against RSV, which is the most common viral cause of lower respiratory infections in infants and young children.

Seek collaborative partnerships which utilize and further develop our core technologies.  We intend to continue to enhance our gene delivery capabilities through internal research as well as external collaborations. We have received funding from research and development collaborations to develop preventative vaccine candidates against malaria, HIV, and other infectious diseases, an anti-viral and vaccine to prevent the spread of FMD, and a second-generation TNFerade product candidate. We have received peer-reviewed external funding from the U.S. government and from nonprofit foundations to improve our technology platform for vaccine and gene delivery applications. We intend to further strengthen our technologies relating to process development, formulation, and manufacturing through our existing and future relationships. Our strategy is to consider collaborative arrangements with third parties for some or all aspects of development, manufacturing, marketing, and sales of our products that will require broad marketing capabilities and overseas marketing.

Manage our cash outflows in response to challenges to accessing capital on attractive terms.  The current domestic and global economic conditions have made it more difficult for companies like us to access the financial and credit markets or to otherwise obtain liquidity. While we expect that overall revenues from funded collaborations in 2009 will increase modestly, we have taken and will continue to take steps to lower our operating costs in order to preserve cash. In 2009, we intend to minimize our unfunded expenditures on activities that are not critical to the development of TNFerade.

THERAPEUTIC PRODUCT DEVELOPMENT PROGRAMS

TNFerade.  Our most advanced product candidate for human disease is TNFerade, a novel approach to treating cancer. Administered directly into tumors, TNFerade is an adenovector, or DNA carrier, which contains the gene for tumor necrosis factor-alpha (TNFα), a potent immune system protein with well-documented anti-cancer effects. TNFerade works by causing cells in the tumor to produce and secrete TNFα. TNFα binds to cells in the tumor, leading to the death of cells in the tumor. We are developing TNFerade for use in combination with radiation and/or chemotherapy for the treatment of various cancers. TNFerade has been granted Fast Track product designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer. Fast Track designation can potentially facilitate the expedited FDA review of Biologics License Applications, which are required as part of the FDA review of biologic products. Fast Track designation is reserved for products that demonstrate the potential to treat a life-threatening condition and that have demonstrated the potential to address unmet medical needs for that condition. Fast Track designation does not apply to a product alone but to a combination of a product and a specific indication. Emerging clinical data suggest TNFerade may prolong the survival of patients with locally advanced pancreatic cancer when combined with front-line therapy. Clinical data also suggest TNFerade has activity against a variety of types of cancer.

In two separate Phase I trials (solid tumors and soft tissue sarcomas), TNFerade, in conjunction with standard radiation therapy, demonstrated that it was generally well tolerated. Tumor size reduction of 25 percent or greater was observed in more than 70 percent of patients in 12 different tumor types, including pancreatic, rectal, melanoma, small cell lung, breast, and sarcoma. Results from the Phase I trial in solid tumors were published in the February 15, 2004 issue of the Journal of Clinical Oncology. The Phase I study of 14 patients with soft tissue sarcoma, published in the September 1, 2004 issue of Clinical Cancer Research, demonstrated TNFerade activity in a tumor type for which the TNFα protein has been approved for use in Europe.

Based on the results of our Phase I studies, we initiated a Phase II, dose-escalation study in 50 patients with locally advanced pancreatic cancer to determine the best therapeutic dose of TNFerade in combination with standard chemoradiation. Results from this study suggested activity, including an apparent dose related improvement in survival. Based on these data, we initiated a randomized, controlled, Phase II study of 74 patients. In consultation with the FDA, this Phase II study was amended in March 2006 to become a Phase II/III, 330-patient pivotal (PACT) trial that would support registration of TNFerade for this indication. The primary endpoint for the PACT trial was originally based on 12-month survival.

We conducted an initial safety and efficacy analyses of the Phase II/III trial in the fourth quarter of 2006. In December 2006, we reported the preliminary analysis of safety data based on the first 40 patients treated and survival data on the first 51 patients treated. The safety analysis indicated there was no significant difference in the occurrence of serious adverse events (including thrombotic events) between the treatment and control groups. The efficacy data indicated a potentially emerging trend of an overall survival advantage in patients receiving TNFerade.

In January 2008, we reported an agreement with the FDA to change the primary efficacy endpoint of the trial from 12-month survival to overall survival. A benefit in overall survival can be considered a basis for full regulatory approval of TNFerade for this indication. We also agreed we would conduct two additional interim analyses of overall survival following one-third (92) and two-thirds (184) of the total events (deaths) for the study, with the potential to stop the trial for futility or if there was clear evidence of the drug’s efficacy.

In April 2008, we presented data at the annual meeting of the American Association of Cancer Research illustrating the activity of TNFerade when used in combination with gemcitabine in preclinical models of pancreatic cancer. The results of the research show that a combination of TNFerade and standard chemotherapy results in superior anti-tumor activity compared to chemotherapy alone. This research may lead to clinical studies of TNFerade in settings where radiotherapy is not indicated.

In November 2008, interim data were released based on an analysis after one-third (92) of deaths expected in the trial. Interim results demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC alone arm. Kaplan-Meier analysis of data demonstrated that overall survival at 12 months was 39.9% in the TNFerade plus SOC arm versus 22.5% in the SOC arm. Overall survival at 18 months was 30.5% in the TNFerade plus SOC arm versus 11.3% in the SOC arm. At 24 months, overall survival was 10.6% in the TNFerade plus SOC arm versus 11.3% in the SOC arm. Median survival was 9.9 months in both arms of the trial. The encouraging hazard ratio of 0.753 (Confidence Interval 0.494 – 1.15) was mostly due to survival advantages occurring after the median rank.

New treatments for pancreatic cancer are urgently needed. According to a 2006 publication of the American Cancer Society, pancreatic cancer is the fourth leading cause of cancer deaths in the United States, and the number of cases diagnosed increases year to year. According to American Cancer Society estimates for 2008, approximately 37,700 new cases of pancreatic cancer were anticipated in 2008 in the United States, and nearly all of these patients will die from their disease.

Additional Indications.  TNFerade has been and is currently being evaluated for its potential use in the treatment of several other cancers:

•	Head and Neck Cancer. According to the American Cancer Society estimates for 2008, approximately 47,500 new cases of head and neck cancer were anticipated in the United States in 2008. We are sponsoring two separate Phase I/II studies at the University of Chicago to explore the use of TNFerade as a component of standard of care treatment for head and neck cancer, a disease where local control is crucial for effective treatment and is considered an accepted regulatory endpoint for this indication. Both studies were initiated in January 2007 and are being funded, in part, by the National Cancer Institute of the NIH. The first study will enroll up to 70 patients and examine TNFerade as a second-line treatment for inoperable, recurrent tumors. In May 2008, encouraging data from this study were presented at the annual meeting of the American Society for Clinical Oncology. It was reported 9 of 10 evaluable patients in the trial achieved an objective response to treatment. Of these patients, 4 achieved complete clinical response by Response Evaluation Criteria in Solid Tumor (RECIST) criteria. The second study will enroll up to 60 elderly or frail patients with new onset, locally advanced disease. Investigators will first determine the best dose in each indication and will then assess the safety and ability of TNFerade to control the local spread of the cancer following treatment. Enrollment in both trials continues.
•	Esophageal Cancer. According to the American Cancer Society estimates for 2008, approximately 16,500 new cases of esophageal cancer were anticipated in 2008. It was estimated that in 2008 approximately 14,300 people will die from this disease. A Phase II, multi-center, dose-escalating study of TNFerade in patients with resectable stage II and III esophageal cancer was conducted to assess the overall survival of patients. In May 2008, we presented the following data on this study: following treatment with TNFerade and chemoradiation, the median overall survival of patients in this study was 48.4 months. This compares favorably to a literature review of comparable studies showing median survival ranging from 9.7 to 18.6 months.
•	Rectal Cancer. According to the American Cancer Society estimates for 2008, approximately 40,700 new cases of rectal cancer were anticipated in the United States in 2008. A Phase II trial occurred to assess the ability of TNFerade to improve tumor responses in conjunction with standard chemoradiation. This single-site study was done in collaboration with the National Cancer Institute of the NIH and was designed to compare TNFerade plus standard of care therapy with standard of care therapy in the treatment of patients with biopsy-proven rectal cancer. One objective of this study was to achieve better surgical outcomes in these patients, such as avoidance of colostomy. Encouraging early data were presented at the Annual Meeting of the American Society for Therapeutic Radiology and Oncology in October 2007. Prior to treatment, 4 of the first 7 patients enrolled in the study were classified as highly likely to need sphincter-removing surgery with colostomy. Subsequent to TNFerade plus chemoradiation, all 7 patients who underwent surgical resection had successful sphincter sparing procedures. Five of the 7 patients achieved pathological complete response defined by the presence of less than 10% viable tumor. Following enrollment of the ninth patient, the principal investigator departed the National Cancer Institute and the study had to be discontinued. Per protocol requirements, follow up is being conducted on patients who received TNFerade in this study. The entire dataset is currently being analyzed to determine next steps in the program.
•	Metastatic Melanoma. According to the American Cancer Society estimates for 2008, approximately 62,000 new cases of, and approximately 8,400 deaths from, melanoma were anticipated in the United States in 2008. In the Phase I study of TNFerade, all 3 patients with metastatic melanoma showed objective responses, and 2 of the 3 patients showed disease-free survival greater than 3 years. Based on these data, a Phase II trial in metastatic melanoma was initiated to evaluate anti-tumor activity, time to disease progression, survival, and safety. Patients received TNFerade in combination with radiation therapy. Preliminary evaluation of objective responses in the first cohort of 10 patients treated in this protocol indicated that the trial had met the threshold activity to expand if desired. At this time we have opted to suspend the program to dedicate resources towards other indications.

The following table summarizes key information regarding our ongoing TNFerade clinical studies:

Disease Indication	Development Stage	Targeted # of Patients
Pancreatic Cancer	Phase II/III – Randomized, Controlled	330
Head and Neck Cancer	Phase I/II – Dose Escalation/Recurrent Tumors	69 to 78
Head and Neck Cancer	Phase I/II – First-line Treatment/Elderly	56 to 62

TherAtoh.  TherAtoh is our preclinical program involving the delivery of the human atonal gene to trigger the production of therapeutic proteins by cells in the inner ear. We have a research program focused on the restoration of hearing or balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, a gene termed atonal (Atoh1) induces the generation of these cells. In multiple animal models we have demonstrated that the production of the Atoh1 protein results in the formation of new inner ear sensory hair cells and the restoration of hearing and balance function. There are currently no marketed drug therapies in the U.S. to treat hearing loss or balance disorders.

In December 2007, we received a sub-award under a grant from the National Institute on Deafness and Other Communication Disorders (NIDCD), of the NIH, to develop a gene-based drug therapy to treat severe balance disorders. Under this grant, GenVec will receive up to $1.1 million over 5 years to support preclinical research in collaboration with the University of Kansas Medical Center, leading to the development of a drug candidate for clinical testing.

VACCINE DEVELOPMENT PROGRAMS

In addition to our therapeutic product development programs, we are working with collaborators to develop vaccines using our adenovector technology. We are currently developing a vaccine in animal health against FMD and preventative vaccines for malaria, HIV, RSV, and HSV-2.

Foot-and-mouth disease (FMD).  Our most advanced program is a vaccine for the prevention of FMD, which is a highly contagious viral disease affecting cows and other animals with cloven hoofs. With our government collaborators, we are developing vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks. Initial testing with a vaccine against FMD showed that inoculated cattle challenged with the virus causing FMD did not develop symptoms.

We have entered into the following agreements related to our FMD vaccine program:

•	U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, we signed a 3-year contract with the Department of Homeland Security (DHS) to support the development and manufacture of novel adenovector-based vaccines against FMD. Under the agreement, we received $6.0 million in 2007 for program funding for the first year and had the possibility to receive up to $15.1 million over 3 years if DHS exercised its renewal options under the contract.

In August 2007, the DHS executed the first renewal option under this agreement, which provided $5.6 million in 2008 to support the development of vaccines for FMD and raised the total value of the 3-year agreement to $17.5 million if all renewal options are exercised. The additional funds will be used for expanded development activities.

In July 2008, the DHS executed the second renewal option under this agreement, which provided $6.6 million of funding and raised the total value of the agreement to $18.2 million.

•	U.S. DEPARTMENT OF AGRICULTURE (USDA)

In August 2004, we signed a 1-year, $304,000 cooperative agreement with the U.S. Department of Agriculture (USDA) for the development of vaccine candidates against FMD.

In March 2006, we received a 20-month, $1.7 million extension of our agreement with the USDA, which was funded through an interagency agreement by the U.S. Department of Homeland Security. The purpose of the agreement is to further advance the development of our proprietary cell line and adenovector technology for the generation of countermeasure vaccines and anti-viral agents to prevent the spread of FMD. This agreement was completed in December 2007.

Malaria.  With our collaborators we are generating vaccine candidates for the prevention of malaria. We have produced clinical supplies of a multi-antigen vaccine candidate and, under the auspices of the U.S. Naval Medical Research Center (NMRC), a Phase I/II clinical study was initiated in January 2007. Data from the low-dose cohort in this trial were presented at the Malaria Vaccines for World Conference in September 2007, and showed that this vaccine was well tolerated and induced strong T-cell responses against the target antigens in all volunteers at this low dose. In June 2008, data from the higher-dose cohort of volunteers were presented at the Keystone Symposium — Malaria: Immunology, Pathogenesis, and Vaccine Perspectives. These data also showed that the malaria vaccine candidate induced strong T-cell responses against the target antigens in all volunteers. The challenge phase of this trial has been completed and data are expected in the first half of 2009.

Additionally, a 5-antigen vaccine is being developed in collaboration with PATH’s Malaria Vaccine Initiative (MVI) and the NMRC. This vaccine is currently in preclinical testing. There are currently over 300 million cases of malaria in the world each year typically resulting in over 2 million deaths annually, mostly among children. In April 2008, we received a Small Business Innovation and Research (SBIR) grant from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to support our malaria vaccine program. This grant, valued at approximately $600,000 over 2 years, will be used to develop enhancements to our vectors for vaccine applications against malaria.

We have entered into the following agreements related to our malaria vaccine program:

•	U.S. Naval Medical Research Center (NMRC). In January 2003, we entered into a collaboration with the NMRC, which included a Collaborative Research and Development Agreement (CRADA) and a 2-year, $1.9 million contract to develop and construct vaccines against malaria and dengue virus using our proprietary adenovector technologies and production cell line. Under the CRADA, NMRC will provide us with optimized malaria genes to be used in the development of the adenovector-based vaccines as well as provide preclinical evaluation of the vaccine candidates.

In January 2005, we signed a 1-year, $1.6 million fixed price contract for the production of malaria vaccines under current Good Manufacturing Practices (cGMP) standards. The NMRC tested the vaccine candidates in preclinical and animal models to assess safety and effectiveness. In conjunction with the preclinical evaluation of the vaccine, we provided regulatory support to NMRC for an Investigational New Drug application with the FDA. A Phase I/II clinical trial being conducted by NMRC and funded by the United States Agency for International Development (USAID), the Military Infectious Diseases Research Program, and the Congressionally Directed Medical Research Program was initiated in January 2007.

In September 2007, we entered into a CRADA with the U.S. Military Malaria Vaccine Program at the Walter Reed Army Institute of Research and the NMRC for the development and preclinical testing of a malaria vaccine candidate against Plasmodium vivax (P. vivax). More than 50 percent of malaria cases in U.S. military personnel are caused by P. vivax, which is debilitating upon primary infection and can cause recurrent illness years after infection occurs. This malaria strain has a significant negative impact on world economic productivity and is a major threat to military preparedness. In addition to the CRADA, we signed a 1-year, $247,000 contract with the Department of Defense to construct and test the adnovector-based vaccine, which carries a novel proprietary antigen against P. vivax.

•	PATH’s Malaria Vaccine Initiative (MVI). In March 2004, we signed a 2-year, $2.6 million Collaborative Research Development and Supply Agreement with PATH’s MVI for the development, production, and evaluation of vaccines against malaria. Under the contract, we are responsible for constructing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. The contract includes $547,000 for work to be performed under a separate CRADA with the Navy Medical Research Center (NMRC). Under the CRADA, the NMRC will provide us with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluations of the vaccine candidates. In August 2006, contract funding for the Collaborative Research Development and Supply Agreement was increased to $3,164,000 and the term was extended through August 2007. In May 2007, we amended and extended our existing Collaborative Research, Development, and Supply Agreement with MVI. The amendment included up to $750,000 in additional funding in 2007 to continue advancing a new multivalent malaria vaccine toward clinical evaluation. We also received additional funding of approximately $72,000 under separate amendments in September 2007.

Global HIV Vaccine.  With our collaborators we are developing and providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The Vaccine Research Center (VRC) of the NIAID has completed multiple Phase I and Phase IIa clinical trials involving this vaccine candidate, including an international, 480-subject study. In addition, this vaccine candidate is being tested as a therapeutic vaccine in a 15-subject, Phase I study with the objective to determine safety and collect evidence of efficacy as measured by immunogenicity and reduction in viral load.

The VRC has completed multiple Phase I and Phase IIa clinical trials involving this vaccine candidate. The NIAID is currently evaluating trial designs for testing proof-of-concept for the control of HIV viral load. The trial design being considered is HVTN-505 and is currently expected to start in 2009. GenVec manufactured the adenovirus vector component for this trial.

We have entered into the following agreements related to our HIV vaccine program:

•	National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). In December 2001, the VRC at the NIAID selected us to collaborate in the development of a worldwide preventative HIV vaccine candidate. In April 2003 this collaboration was expanded to include the development of a SARS vaccine candidate, and in February 2006, it was expanded to include an influenza vaccine candidate. We have a cost-plus fixed fee subcontract managed for the VRC through SAIC-Frederick, Inc. that became effective on January 25, 2002. Under the subcontract, we are responsible for constructing and producing adenovector-based vaccine candidates utilizing our proprietary cell line and second-generation adenovector technology. The program encompasses a base year and 6 option years. During the fourth quarter of 2008, the program entered an additional option year, resulting in committed funding for fiscal year 2009 of $2.1 million. As a result of this funding, the VRC contract now has a total value of approximately $56.7 million since it was first initiated in 2001.

In September 2006, we entered into an additional agreement directly with the NIAID that provides up to $52 million over 5 years. This agreement is composed of an initial $7 million commitment with an additional $45 million remaining if the NIAID exercises its annual renewal options. Under the agreement, we will support the transfer of our manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further clinical grade HIV vaccine production. We will also receive funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, we granted the NIAID a non-exclusive research license for our proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines. The program consists of a base year and 4 option years. During the fourth quarter of 2008, the program entered its third year of funding. This resulted in $3.8 million of committed funding for the fiscal year 2009.

Respiratory Syncytial Virus (RSV).  In March 2007, we entered into a CRADA with the NIAID to develop vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, but typically occur in the elderly or in those with compromised cardiac, pulmonary, or immune systems. RSV is the most common viral cause of lower respiratory infections in infants and young children. Initial vaccine candidates are in preclinical testing. In May 2008, we received a 2-year, $600,000 SBIR grant from the NIH to support work under this program.

HSV-2.  We are developing vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. In March 2008, we received a 2-year, $600,000 Phase I SBIR grant from the NIH. This is intended to support work being conducted in a collaborative effort by GenVec, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington.

TECHNOLOGY PLATFORM

Adenovirus Vector Technology.  Our core technology is based on the use of modified adenoviruses. Adenoviruses are naturally occurring viruses that reproduce in certain tissues, spread, and can cause ailments such as a form of the common cold. We use modified adenoviruses, commonly called adenovectors, to deliver genes to cells. Our product candidates combine a gene with an adenovector. We design our vectors so they cannot reproduce themselves or cause diseases. This limits toxicity, including unwanted effects on target cells and the surrounding tissues. We have multiple proprietary versions of adenovectors to suit different applications in therapeutic and vaccine products.

When administered to tissues, our vectors enter target cells, causing them to produce the protein encoded by the inserted gene. In addition, adenovectors can be re-engineered to alter their performance characteristics, potentially including their ability to selectively deliver genes to targeted tissue.

We believe adenoviruses are an excellent starting point for generating vectors because they efficiently deliver genes, can be readily modified, and have the following safety characteristics:

•	Adenoviruses do not integrate into the DNA of the target cell, minimizing the potential for mutations that can occur with other vector systems;
•	Adenoviruses are naturally eliminated from cells and tissues;
•	Vectors derived from adenoviruses have been generally well tolerated in clinical testing when administered locally; and
•	Thousands of patients have been treated with adenovectors with very few serious adverse events related to these vectors.

We believe our differentiated gene delivery technology enables us to:

•	Put genes or antigens rapidly into vectors to evaluate function and usefulness in therapy;
•	Deliver our product candidates to specific organs or cell types to avoid systemic exposure;
•	Achieve efficient delivery of gene or antigen to, and stimulate protein expressions in, target cells;
•	Control the amount and duration of therapeutic protein production to allow flexibility in treating different diseases; and
•	Scale our manufacturing process for commercial production.

Local Delivery and Expression of Genes.  To achieve local production of proteins, we administer our product candidates directly to the site of disease using standard medical devices such as injection catheters or syringes. Direct administration of our product candidates into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by avoiding exposure throughout the body. For example, we have used percutaneous injection to administer TNFerade directly to tumors.

New Adenovector Platforms.  As part of our vaccine collaborations, we have generated vectors based on different serotypes of adenovirus. We do this by using our proprietary production cell line 293-ORF6, which supports the growth of all virus and vector serotypes tested to date. These vectors have the potential to improve vaccine potency and to generate mucosal immune responses. In addition, new serotypes of adenovirus vectors are being explored as second-generation oncology drugs and vaccine candidates.

Control of Gene Expression.  Our technology also allows us to modify the location, duration, and rate of therapeutic gene expression. We alter gene expression by inserting a sequence of DNA, called a promoter, into our vectors adjacent to the therapeutic gene. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit. In TNFerade, local production of the TNFα protein in cancerous tissue subject to radiation treatment and chemotherapy is regulated by inserting a specific proprietary promoter that increases protein production after radiation and/or chemotherapy.

RESEARCH AND DEVELOPMENT

As a clinical stage biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $33.8 million, $26.0 million, and $29.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. These expenses were divided between our research and development platforms in the following manner:

	Year Ended December 31,
(In Millions)	2008	2007	2006
TNFerade	$21.3	$15.0	$13.0
Vaccines	11.6	11.0	16.0
Other Clinical Programs	0.9	—	0.6
Total	$33.8	$26.0	$29.6

INTELLECTUAL PROPERTY

We generally seek patent protection for our technology and product candidates in the U.S. and abroad. We have submitted patent applications that are pending in the U.S. and other countries. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

•	Obtain patents to protect our own products;
•	Obtain licenses to use the technologies of third parties, which may be protected by patents;
•	Protect our trade secrets and know-how; and
•	Operate without infringing the intellectual property and proprietary rights of others.

Patent Rights and Licenses.  We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2008, we hold or have licenses to 274 issued, allowed, or pending patents worldwide, 90 of which are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing, and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.

TNFerade.  We have issued patents and pending patent applications pertaining to the adenovectors, the expression control elements used in TNFerade to increase production of the TNFα protein by the TNFα gene upon exposure to radiation and/or chemotherapy, and the methods of using TNFerade for treating disease. We have an exclusive worldwide license to issued U.S. patents expiring beginning in 2020 pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We are aware, however, of issued patents and pending patent applications of third parties pertaining to the delivery of adenovectors and the treatment of cancer and tumors. It could be alleged that TNFerade conflicts with the issued patents as well as patents that may issue on these patent applications. We have taken licenses to patents covering the use of TNFerade from private companies and academic institutions that involve the payment of milestones and royalties.

Targeted Vectors.  We have issued patents expiring beginning in 2014 and pending patent applications covering our technology that allow for the delivery of genes in adenovectors to essentially all cell types, as well as our targeted vectors, which are designed for the purpose of creating product candidates that deliver genes in adenovectors only to selected cells. We are aware, however, of issued patents and pending patent applications of third parties relating to such vectors. It could be alleged that our targeted vectors conflict with such existing or future patents.

Licenses to Genes.  To create our product candidates, we combine our vectors with genes intended to produce proteins with therapeutic potential. We have secured licenses to applicable genes for this purpose. We often seek to obtain exclusivity, consistent with our business needs, when securing such licenses. In return for the rights we receive under our gene licenses, we typically are required to pay royalties based on any commercial sales of the applicable product during a specified time period, as well as provide additional compensation, including up-front license fees and product development-related milestone payments. We have licensed the Atoh1 gene from the Baylor College of Medicine for use in our hearing loss and balance disorders program. This license is worldwide and is exclusive for gene therapy applications.

Any of our licenses may be terminated by the licensor if we are in material breach of a term or condition of the particular license agreement, or if we become insolvent. In addition, some of our licenses require us to achieve specific milestones.

Production, Purification, Quality Assessment, and Formulation Technology.  We have issued patents expiring beginning in 2019 and pending patent applications pertaining to the production, purification, quality assessment, and formulation of our product candidates. In particular, we have issued patents covering the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization, and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped, and used. We are aware, however, of issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment, and formulation technology. It could be alleged that our production, purification, quality assessment, and formulation technology conflict with such existing or future patents.

We anticipate that we, and our current and future licensors, will continue to seek to improve existing technologies, develop new technologies and, when possible, secure patent protection for such improvements and new technologies.

Certain patents pertaining to our product candidates may be eligible for Patent Term Extension under 35 U.S.C. §156. The term of any patent that claims a human drug product (including human biological products), a method of using a drug product, or a method of manufacturing a drug product is eligible for an extension to “restore” that portion of the patent term that has been “lost” as a result of FDA review subject to certain limitations.

Trade Secrets.  To a more limited extent, we rely on trade secret protection and confidentiality agreements to protect our interests. It is our policy to require our employees, consultants, contractors, manufacturers, collaborators, and other advisors to execute confidentiality agreements upon the commencement of employment, consulting, or collaborative relationships with us. We also require signed confidentiality agreements from any entity that is to receive confidential data. With respect to employees, consultants, and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property.

MANUFACTURING AND SUPPLY

Technology for Production, Purification, Quality Assessment, and Formulation.  We believe our proprietary production technology and know-how facilitate the production, purification, quality assessment, and formulation of our product candidates. The structure of our vectors and the procedures for their production and purification enable us to minimize the presence of contaminants. We believe our proprietary positions provide a competitive advantage in the following areas:

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

Manufacturing Strategy.  We are developing our capability to use third-party manufacturers for current Good Manufacturing Practices (cGMP) production of our product candidates for late stage clinical trials. Our research and development facility is located in Gaithersburg, Maryland where we have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates. We believe many of the production and assay technologies developed for TNFerade, and those developed more recently under our HIV vaccine contract with NIH, are suitable for our other product development programs.

We intend to continue developing our own product development and manufacturing capability while utilizing third-party contractors in areas where we lack sufficient internal capability. Any plans to expand internal manufacturing capabilities at our Gaithersburg, Maryland facility, including the facilities necessary to manufacture, test, and package an adequate supply of finished products in order to meet our long-term clinical needs and projected commercial needs, will require significant resources and will be subject to ongoing government approval and oversight.

We currently have two suppliers for our manufacturing components, including components necessary to produce TNFerade. Currently we procure raw materials, including specialized components known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Life Technologies Corporation. We have plans in place to develop more than one supplier for each of the critical supplies for a product candidate before the time that such product candidate is commercialized.

In January 2008, we entered into a manufacturing development agreement with Cobra Biomanufacturing Plc (Cobra) for TNFerade. The manufacturing development agreement involves technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots to be produced at Cobra’s facility in Oxford, United Kingdom. We are currently discussing amending the service schedule to reduce both services and costs during the remaining period of the service schedule or potentially terminating the agreement.

OUR COMPETITION

Competition in the discovery and development of new methods for treating disease is intense. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies both in the United States and abroad. We face significant competition from organizations pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations developing pharmaceuticals that are competitive with our potential therapeutic and vaccine product candidates. Most of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, most of these organizations, either alone or together with their collaborators, have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, obtaining FDA and other regulatory approvals of products, and manufacturing and marketing products. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical and biotechnology field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially compete with our product candidates. These include, but are not limited to, Introgen Therapeutics, Inc., Schering-Plough Corporation, Ark Therapeutics, and Biogen-Idec, all of which are developing adenoviral vectors to treat cancer, and MediGene, which is developing a drug to treat cancer, including pancreatic cancer.

We believe our competitive success will be based on the efficacy and safety of our products, as well as our ability to create and maintain scientifically advanced technology, attract and retain skilled scientific and management personnel, obtain patents or other protection for our products and technology, obtain regulatory approvals, and manufacture and successfully market our products either independently or through outside parties. We will rely on corporate collaborators for support of some product candidates and enabling technologies and intend to rely on corporate collaborators for the development, manufacturing, and marketing of some future product candidates. Generally, our strategic alliance agreements do not preclude the corporate collaborator from pursuing development efforts utilizing approaches distinct from that, which is the subject of the alliance. Our product candidates, therefore, may be subject to competition with a potential product under development by a corporate collaborator.

GOVERNMENT REGULATION

Regulation of Biological Products.  The research, development, testing, manufacture, quality, safety, effectiveness, labeling, packaging, storage, approval, marketing, advertising, and promotion of any biological products developed by us or our collaborators is subject to regulation by federal, state, local, and foreign governmental authorities. In the United States, new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, such as TNFerade and vaccines, are subject to regulation both under provisions of that Act and under the Public Health Services Act. The process of obtaining FDA approval for a new product is costly and time-consuming, and the outcome is not guaranteed. If approved, drug products are subject to ongoing regulation, and maintaining compliance with appropriate federal, state, local, and foreign statutes and regulations will require the expenditure of substantial time and financial resources.

The steps required before our proposed investigational products may be marketed in the United States include:

•	Performance of preclinical (animal and laboratory) tests;
•	Submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may commence;

•	Performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product in the intended target population for each indication for which approval is sought;
•	Performance of a consistent and reproducible manufacturing process intended for commercial use;
•	Submission to the FDA of a Biologics License Application (BLA); and
•	FDA approval of the BLA before any commercial sale or shipment of the biologic product.

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

Clinical trials typically are conducted in 3 sequential phases, which often overlap. In Phase I, a drug is typically studied in a small number of healthy volunteers or patients to test the drug for safety or adverse effects, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology. Phase II involves clinical trials in the targeted patient population to determine the effectiveness of the drug for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to gather additional safety data. Phase III clinical trials are commonly referred to as pivotal, or registrational, studies and are conducted to further evaluate dosage, to provide substantial evidence of clinical efficacy, and to further test for safety in an expanded and diverse patient population. Each phase may take several years to complete.

The conduct of the clinical trials is subject to extensive regulation, including compliance with good clinical practice regulations and guidelines, obtaining informed patient consent, sponsor monitoring, auditing of the clinical, laboratory and product manufacturing sites, and review and approval of each study by an independent institutional review board (IRB) for each site proposing to conduct the clinical trial. The FDA, the IRB, or the sponsor may, at its discretion, suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Promising data in early-stage clinical trials do not necessarily assure success in later-stage clinical trials. The FDA may request that additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

After the completion of the required clinical trials, if we believe the data indicate the biologic product is safe and effective, a BLA is prepared and submitted to the FDA. This process takes substantial time and effort. The FDA may refuse to file the BLA and request additional information, in which case, the application must be resubmitted with the supplemental information. Once a BLA is deemed filed by FDA, there is no guarantee the FDA will approve the application. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the preclinical or clinical data and request additional data and information, which could significantly delay, limit, or even prevent regulatory approval. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. Although the FDA is not bound by the opinion of the advisory committee, advisory committee discussions may further delay, limit, or prevent approval.

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

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including third-party contract facilities that will be involved in the manufacture, production, packaging, testing, and control of the drug substance and finished drug product for cGMP compliance. The FDA will not approve the BLA unless cGMP compliance is satisfactory. In addition, each manufacturing establishment must be registered with the

FDA and is subject to periodic FDA inspection. To supply products for use either inside or outside the U.S., including for investigation in clinical trials, domestic, and foreign manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country under reciprocal agreements with the FDA or by the FDA.

After a biological product is approved, it is subject to ongoing regulation and must comply with requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution, and recordkeeping. Additionally, as a BLA condition of approval, the FDA may require post-approval testing (referred to as Phase IV clinical trials) and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved BLA are required to keep extensive records, to report certain adverse reactions and production deviations and problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for their products. Failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could result in administrative or judicially imposed sanctions or other setbacks, including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions.

Furthermore, if the FDA becomes aware of new safety information, the agency may require post-approval studies or clinical trials to investigate known serious risks or signals of serious risks or in response to the occurrence of unexpected serious risks. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines. In addition, newly discovered or developed safety or efficacy data may require changes to an approved product’s distribution or labeling, including the addition of new warnings or contraindications.

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

Our FMD vaccine will also require approval prior to commercialization. In the United States, governmental regulation of animal health products is primarily provided by two agencies: the USDA and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act.

Reimbursement of Pharmaceutical Products.  If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers of our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program. Under Medicare, there are different reimbursement methodologies for certain drugs and biologic products that depend on the site of service. For physician-administered drugs and biologic products furnished in a physician’s office, currently there are two methodologies. If the physician purchases the drug or biologic product, CMS will reimburse the physician based upon that drug or biologic product’s Average Sales Price (ASP) plus 6 percent. The average sales price is the determined by CMS based upon information reported by manufacturers. As an alternative to buying drugs and biologic products from the manufacturer, physicians can enroll in the Competitive Acquisition Program (CAP) to receive necessary drugs and biologic products from a third party vendor. These third party vendors contract with CMS to provide drugs and biologic products to physicians who voluntarily enroll in the CAP. For many drugs and biologic products furnished in a hospital outpatient department, the current Medicare payment is ASP plus 5 percent. This payment level is subject to change each calendar year.

Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries (known as Medicare Part D) commenced to provide Medicare beneficiaries with drug coverage for self-administered drugs and biologic products and other drugs and biologic products not covered by Medicare, including many vaccines. This voluntary benefit is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and use other utilization management tools when determining the drugs and biologic products that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products. Effective January 1, 2008, private Medicare Part D plans pay physicians one payment that includes both the administration cost and the cost of the vaccine for those vaccines that are not already covered by law under Medicare.

Currently federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs. Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Private insurers may also seek to control health care costs through the various means by which they pay for drugs and biologic products. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. We anticipate that these programs will still be in effect when we commercialize our products.

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

If and when any of our products become commercialized, we could be subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include:

•	The Anti-Kickback Law, which prohibits, among other things, persons or entities from soliciting, receiving, offering, or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;
•	Federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;
•	The Health Insurance Portability and Accountability Act of 1996 (HIPAA) which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services; and
•	State law equivalents of each of the above federal laws, such as anti-kickback, consumer protection, and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Registrant
Paul H. Fischer, Ph.D.	59	President and Chief Executive Officer
Douglas J. Swirsky	39	Sr. Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary
Mark O. Thornton, M.D., MPH, Ph.D.	51	Sr. Vice President, Product Development
C. Richter King, Ph.D.	54	Sr. Vice President, Research
Bryan T. Butman, Ph.D.	56	Sr. Vice President, Vector Operations

The Board of Directors appoints all executive officers annually. There is no family relationship between or among any of the executive officers or directors, or any arrangement or understandings pursuant to which the officers were appointed.

Paul H. Fischer, Ph.D. serves as President and Chief Executive Officer. Dr. Fischer has served as President and Chief Executive Officer and as a director of the Company since 1996. Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc., (now Antigenics, Inc.) a biotechnology company. Previous experience included Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company. Dr. Fischer received his B.S. in Biology from the University of Denver and his Ph.D. in Pharmacology from the University of California at San Francisco. Dr. Fischer performed post-doctoral research in Pharmacology at Yale University School of Medicine. He was an Assistant Professor of Pharmacology at the University of Missouri, School of Medicine and an Associate Professor of Human Oncology at the University of Wisconsin, prior to joining Pfizer. Dr. Fischer also serves on numerous community, academic, and professional organizations and Boards.

Douglas J. Swirsky joined GenVec in 2006 and serves as Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a CFA charter holder, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business in Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University.

Mark O. Thornton, M.D., M.P.H., Ph.D. serves as Senior Vice President of Product Development, and previously as Senior Vice President of Clinical Development. Prior to joining GenVec in 2006, Dr. Thornton was Managing Director, Clinical and Regulatory Affairs at Angiotech Pharmaceuticals, Inc., a biotechnology company, from 2005 to 2006, Chief Medical Officer at ZioPharm, Inc., a biotechnology company, from 2004 to 2005 and Medical Officer at the Food and Drug Administration (FDA) from 2001 to 2004. Dr. Thornton has divided his 15-year career at the FDA and in the biotechnology industry between oncology and infectious disease biologics clinical development. At the FDA, he was on the clinical review team for Erbitux® for its initial colon cancer indication and Pegasys® for its Hepatitis C indication. At the FDA he also led the initial efforts to establish the FDA Gene Therapy Patient Tracking System and published on the topic of optimizing regulatory pathways for cancer vaccines. In industry, Dr. Thornton has performed Phase I-III clinical trials in both oncology and infectious disease settings, and successfully submitted PLAs for CertivaTM while at North American Vaccine and WinRho® while at Univax Biologics.

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

EMPLOYEES

As of February 28, 2009, we had 98 full-time employees, 17 of whom hold M.D. or Ph.D. degrees and 39 of whom hold other advanced degrees. Of our total workforce, 81 are engaged primarily in research and development activities and 17 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

PRINCIPAL EXECUTIVE OFFICES

We were incorporated in Delaware in 1992. Our principal executive offices are located at 65 West Watkins Mill Road, Gaithersburg, Maryland 20878. Our telephone number at that location is (240) 632-0740.

AVAILABLE INFORMATION

We maintain an internet website at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission. Our website also includes copies or links to selected published studies and posters of presentations, within the limits of copyright law and practicability, which contain additional information about clinical trials of our product candidates.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following important factors that could affect our actual future results, including, but not limited to, our product development programs, contract revenues, expenses, net losses, and earnings per share.

We have a history of losses and anticipate future losses.

We have incurred net losses in each year since our inception in December 1992, including a net loss of $26.1 million for the year ended December 31, 2008. As of December 31, 2008, we had an accumulated deficit of approximately $213.6 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

We derive all of our revenues from payments from collaborations with corporations and government entities and will continue to do so for the foreseeable future. We expect it will be several years, if ever, before we will recognize revenue from product candidate sales or royalties. A large portion of our expenses are fixed, including expenses related to facilities, equipment, and personnel. In addition, we expect to spend significant amounts to fund research and development and to enhance our core technologies. We also expect to incur substantial costs to manufacture our product candidates. As a result, we expect our operating expenses will increase significantly over the next several years and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

We will need to raise additional capital to operate our business, which may not be available to us on acceptable terms or at all.

We are focused on clinical product development. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell these products and will not have product revenues from these products. We require substantial additional funds to conduct research and development activities, preclinical studies, clinical trials, and other activities prior to the commercialization of any potential products, and our ability to access capital depends on several factors beyond our control. Our actual capital requirements will depend on, and could increase as a result of, many factors, including but not limited to:

•	The progress and scope of our internally funded research, development, clinical, manufacturing, and commercialization activities;
•	Our ability to establish new collaborations and the terms of those collaborations;
•	Competing technological and market developments;
•	The time and cost of regulatory approvals;
•	The extent to which we choose to commercialize our products internally;
•	The costs we incur in obtaining, defending, and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and
•	The extent to which we choose to develop our manufacturing capability.

Funding for our additional capital requirements will need to be obtained from external sources. The current domestic and global economic conditions have made it more difficult for companies like us to access the financial and credit markets. Prolonged negative changes in domestic and global economic conditions, such as the current economic conditions, or further disruptions of either or both of the financial and credit markets will further adversely affect our ability to access additional capital. While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development, clinical, manufacturing, and commercialization activities, it is clear we need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization. The continued advancement of TNFerade through the Phase III portion of the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process, and the establishment of manufacturing capabilities will continue to require capital, and we expect to have to incur significant additional costs to manufacture and commercialize TNFerade if we receive marketing approval. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

We are seeking additional capital primarily through additional strategic alliances, licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If market conditions permit, we may seek additional capital through further public or private equity offerings or debt financing. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms not favorable to us. These arrangements could harm our business, results of operations, financial condition, cash flow, or future prospects. The overall status of the economic climate could also result in the terms of any equity offering, debt financing or alliance, license, or other arrangement being even less favorable to us and our stockholders than might otherwise be the case if the overall economic climate were stronger.

If we do not succeed in raising additional funds on acceptable terms, we may be required to delay, reduce the scope of, eliminate one or more of our research, development, manufacturing, or clinical activities or be required to sell or merge the Company or otherwise substantially modify or cease some or all of our current operations.

Our ability to develop, obtain regulatory approval of, and commercialize our potential products depends, in part, on collaborations with other companies and government entities. If we are unable to find collaborators, we may not be able to develop, test, and commercialize our products.

To date, we have entered only into collaborative agreements with a limited number of companies and government entities, and some of those are no longer in effect. The success of our business strategy depends, in part, on our ability to enter into and sustain collaborations with other companies for the development and commercialization of our product candidates, including TNFerade. Unless we are able to enter into and sustain collaboration agreements, we will need to raise additional funds for the development, testing, and commercialization of our product candidates. Due to the current domestic and global economic conditions, raising additional funds is more difficult than it has been in the past, and we will likely have to increasingly rely on collaborations, which may not be on favorable terms, if they are available at all. If collaborations or other funding is not available, we may have to further delay or curtail the development and commercialization of certain product candidates.

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

We face the risk of failure involved in developing therapies based on new technologies. While some of our product candidates are in clinical trials, there are others for which we have not yet initiated clinical trials. For product candidates not yet in clinical trials, we will need to conduct significant additional research and animal testing, referred to as preclinical testing, before any of these product candidates can advance to clinical trials. In addition, we will need to conduct further clinical testing of those product candidates currently in clinical trials. It may take us many years to complete preclinical testing or trials and failure could occur at any stage of testing. Acceptable results in early testing or trials might not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products. Before we can file applications with the FDA for product approval, we must show that a particular product candidate is safe and effective. Even with respect to those product candidates currently in clinical trials, we must demonstrate the safety and efficacy of those product candidates before we can secure FDA approval. Our failure to adequately show the safety and effectiveness of our product candidates would prevent FDA approval of our products. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect our financial results and the commercial prospects for our product candidates.

Because we must obtain regulatory approval to market our products in the United States and in non-U.S. jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products; failure to comply with applicable regulations can also harm our business and operations.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we will obtain regulatory approval for any product we develop. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing, clinical trials, and an extensive regulatory approval process implemented by the FDA. To date, the FDA has not approved a gene therapy product for sale in the United States. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity, and novelty of the product, and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. Before commencing clinical trials, we must submit to the FDA and receive approval from the FDA of an Investigational New Drug application (IND). Clinical trials are subject to continuing oversight by Institutional Review Boards (IRB) and the FDA. Clinical trials are also subject to:

•	informed consent;
•	good clinical practices (GCP); and
•	potential suspension or termination by us, the IRB, or the FDA at any time if, among other reasons, it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review. For instance, the FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA new authority to: (1) require companies conduct post-marketing safety studies of drugs, (2) impose certain drug labeling changes relating to safety, (3) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, and (4) require companies to publicly disclose data from clinical trials.

Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or injunction, as well as other regulatory action against our product candidates or us. If regulatory approval of a product is granted, this approval will be limited to those disease indications for which the product has shown through clinical trials to be safe and effective. The FDA also strictly regulates promotion and labeling after approval. Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This non-U.S. regulatory approval process includes risks similar to those associated with FDA clearance described above.

Almost all of our revenue is derived from agreements with government agencies. These agreements are subject to termination and uncertain future funding.

A substantial portion of our revenues is dependent upon continued funding of U.S. government agencies. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our businesses could materially and adversely affect our business, results of operations, and financial condition. We have entered into agreements with government agencies, such as the NIAID, the DHS, the USDA, and the NMRC, and we intend to continue entering into these agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, which in turn is dependent upon adequate continued funding of the agencies and their programs. We have no control over the resources and funding government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. If we fail to satisfy our contractual obligations to deliver in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the government to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any uncompleted or partially completed work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which could materially impact our financial results.

In addition, our contract related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract related costs and fees could result in material adjustments to our revenues. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our business, results of operations, and financial condition.

We apply for and have received funding from government agencies under Small Business Technology Transfer (STTR) and Small Business Innovation Research (SBIR) grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration (SBA). As a result, our eligibility may change in the future and additional funding from this source may not be available.

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our agreements with the U.S. government are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

We have experienced, and may continue to experience, delays in conducting our clinical trials.

Clinical trials for the product candidates we are developing may be delayed by many factors, including: (i) limited number of, and competition for, suitable patients for the particular clinical trial; (ii) slower than expected rate of patient recruitment and enrollment; and/or (iii) failure of patients to complete the trial. We have experienced delays in enrolling patients into our TNFerade clinical trials and may have additional delays as we seek to expand enrollment. Our ability to enroll appropriate patients for any of our clinical trials also may be adversely affected by trials being conducted by our competitors for similar disease indications. The failure of any clinical trials to meet applicable regulatory standards, or the standards of the relevant reviewing bodies could cause such trials to be delayed, suspended or terminated, which could further delay the development of any of our product candidates. Any such delays increase our product development costs, with the possibility that we could run out of funding. Delays in one clinical trial also can adversely affect our ability to launch clinical trials for similar or different indications. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, an IRB, other regulatory authorities, or by us for a variety of reasons, including safety. Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and commercial prospects for our product candidates.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, and the FDA may not agree with our interpretations, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a trial to be delayed or repeated or a program to be terminated.

We depend on clinical trial arrangements with public and private medical institutions to advance our technology, and the loss of these arrangements could impair the development of our products.

We have arrangements with a number of public and private medical institutions and individual investigators for the conduct of human clinical trials for our clinical product candidates including TNFerade. In some cases, trials may be conducted by institutions without our direct control or monitoring. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or reliance upon results of trials we have not directly conducted or monitored could hinder the progress of our clinical trial programs or our development decisions. If any of these relationships are terminated, clinical trials might not be completed and the results of these trials might not be evaluable.

We cannot be sure our collaborators will perform as expected, and collaborations might produce conflicts that could delay or prevent the development or commercialization of our potential product candidates and negatively impact our business and financial condition.

We cannot control the resources collaborators may devote to our products. Our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. In addition, our collaborators may elect not to develop products arising out of our collaborative arrangements or to devote sufficient resources to the development, regulatory approval, manufacture, marketing, or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

An important part of our strategy involves conducting multiple product development programs. We may pursue opportunities in fields that conflict with those of our collaborators. In addition, disagreements with our collaborators could develop over rights to our intellectual property. The resolution of such conflicts and disagreements may affect ownership of intellectual property that we believe we are entitled to. In addition, any disagreement or conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators. Such a conflict or disagreement could also lead to delays in collaborative research, development, regulatory approval, or commercialization of various products or could require or result in litigation or arbitration, which would be time consuming, expensive, and could have a significant negative impact on our business, financial condition, and results of operations.

Our collaboration agreements may prohibit us from conducting research in areas that may compete with our collaboration products, while our collaborators may not be limited to the same extent. This could negatively affect our ability to develop products and, ultimately, prevent us from achieving a continuing source of revenues.

We anticipate some of our corporate or academic collaborators will be conducting multiple product development efforts within each disease area that is the subject of their collaborations with us. In certain circumstances we have agreed not to conduct independently, or with any third party, certain research and development activities that are competitive with the research and development activities conducted under our collaborations. Therefore, our collaborations may limit the areas of research and development we may pursue alone or with others. Some of our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of their collaborations with us. In addition, competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawing support for our product candidates.

Under our academic collaborations, we generally retain the right to non-exclusively or exclusively license any technologies developed using funding we provided. If we elect to not license a particular technology, the academic collaborator is typically free to use or license to others the technology for any purpose, including the development and commercialization of products that might compete with our products.

If we are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility for our products, we may experience delays, be unable to meet demand, and may lose potential revenues.

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

If we are unable to manufacture our product candidates in clinical quantities or, when necessary, commercial quantities, we will need to rely on third parties to manufacture compounds for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial products. Our products may compete with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms or on a timely basis. There are very few contract manufacturers who currently have the capability to produce our proposed products, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates on a timely basis and at commercially reasonable prices would negatively affect our operations.

Before we or our collaborators can begin commercial manufacturing of any of our product candidates, we or our collaborators must obtain regulatory approval of the manufacturing facility and process. Manufacturing of our proposed products must comply with the FDA’s current Good Manufacturing Practices (cGMP) requirements and non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and non-U.S. regulatory requirements, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure the product meets applicable specifications and other requirements. We or our collaborators must also pass a preapproval inspection before FDA approval. Significant capital will likely need to be expended on the development of manufacturing capacity for a product candidate even before we know if the FDA will approve the product for commercialization. Furthermore, if we or our collaborators fail to comply with these requirements, our product candidates would not be approved. If we or our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities also have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with cGMP and non-U.S. regulatory requirements.

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

We may experience difficulties or delays in product manufacturing that are beyond our control and could harm our business because we rely on third-party manufacturers.

We currently expect to produce our product candidates through third-party manufacturers. Problems with any manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped. In addition, any prolonged interruption in the operations of our or a third party’s manufacturing facilities could result in the cancellation of shipments. A number of factors could cause interruptions, including equipment malfunctions process failures, damage to a facility due to natural disasters or otherwise. Because our manufacturing processes are or are expected to be highly complex and subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all.

Difficulties or delays in our manufacturing could increase our costs and damage our reputation. The manufacture of pharmaceutical products can be an expensive, time consuming, and complex process. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving the transfer of manufacturing technology, production yields, quality control and assurance, and shortages of personnel. Delays in formulation and scale-up to commercial quantities could result in additional expense and delays in our clinical trials, regulatory submissions, and commercialization.

We rely on a limited number of suppliers for some of our manufacturing materials. Any problems experienced by any of these suppliers could negatively impact our operations.

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier, Life Technologies Corporation, for its cell culture medium and another supplier, Lonza, for custom buffers. The cell culture medium is used to grow the cells within which our product candidates are produced. For our supply of late-stage clinical trial materials, we currently are planning to use purification resins from the Applied Biosystems Group of Applera Corporation and the BioSepra S.A. Process Division of Pall Corporation. We do not currently have supply agreements with any of these suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.

If we are unable to enter into collaborations with marketing partners or develop our own sales and marketing capability, we may not be successful in commercializing our products.

We currently have limited sales, marketing, and distribution capabilities. As a result, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. In any case we may elect to establish our own specialized sales force and marketing organization to market our products to physicians. In order to do this, we would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay a product launch. We cannot be certain we will be able to attract and retain qualified sales personnel or otherwise develop this capability.

We face substantial competition from other companies and research institutions that are developing products to treat the same diseases that our product candidates target, and we may not be able to compete successfully.

We compete with pharmaceutical and biotechnology companies pursuing other forms of treatment for the diseases our product candidates target. We may also face competition from companies that may develop competing technology internally or acquire it from the government, universities, and other research institutions. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product commercialization efforts.

Some of our competitors are established companies with greater financial and other resources than ours. Our competitors may succeed in:

•	Identifying important genes or delivery mechanisms before we do;
•	Developing products or product candidates earlier than we do;
•	Forming collaborations before we do or precluding us from forming collaborations with others;
•	Obtaining approvals from the FDA or other regulatory agencies, for such products more rapidly than we do;
•	Developing and validating manufacturing processes more rapidly than we do;
•	Obtaining patent protection to other intellectual property rights that would limit or preclude our ability to use our technologies or develop products; or
•	Developing products that are safer or more effective than those we develop or propose to develop.

While we seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

In addition, our products may face competition from generic biologics, (biologic products that are approved via an abbreviated process) on the basis of a showing that the product is the same as (or perhaps similar to) our approved product, rather than on an independent demonstration of the new product’s safety and effectiveness. Although no such abbreviated approval pathway currently exists in the U.S. for biologic products, representatives of the FDA and members of Congress have expressed the view that such approvals should be allowed, and federal legislation has been introduced to establish a legal pathway to approve generic versions of approved biologic products. If competitors are able to obtain marketing approval for generic biologics, our products may become subject to additional competition with the attendant pricing pressure. We also could face increased litigation with respect to the validity and/or scope of patents relating to our products.

If we are unable to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to compete with us.

Our commercial success will depend, in part, on obtaining patent protection for our products and other technologies and successfully defending these patents against third party challenges. Our patent position, like that of other biotechnology firms, is highly uncertain and involves complex legal and factual questions. The laws, rules, and regulations affecting biotechnology patent protection in the United States and other countries are uncertain and are currently undergoing review and revision. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

Our ability to develop and protect a proprietary position based on biotechnological innovations and technologies involving genes and gene delivery systems, methods of use, production, formulations, and the like is particularly uncertain. The U.S. Patent and Trademark Office, as well as patent offices in other countries, have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially. Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. In addition, other companies or institutions possess issued patents and have filed and will file patent applications that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene therapy products that are the same as or similar to the subject matter of our patent applications. For example, while we have pending patent applications pertaining to particular adenovectors that cannot reproduce themselves and adenovectors modified to alter cell binding characteristics, we are aware of issued patents and pending patent applications of other companies and institutions relating to the same subject matter. Patents and patent applications of third parties may have priority over our issued patents and our pending or yet to be filed patent applications. Proceedings before the U.S. Patent and Trademark Office and other patent offices to determine who properly lays claim to inventions are costly and time consuming, and we may not win in any such proceedings.

The issued patents we already have or may obtain in the future may not provide commercially meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators’ patents in the United States and in other countries. In the event a company, institution, or researcher infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, expensive, and/or time consuming, with no guarantee that our or our collaborators’ patent rights will be upheld. Others may be able to design around these patents or develop unique products providing effects similar to our products. In addition, our competitors may legally challenge our patents and they may be considered invalid. In addition, various components used in developing gene therapy products, such as particular genes, vectors, promoters, cell lines, and construction methods, used by others and by us, are available to the public. As a result, we are unable to obtain patent protection with respect to such components, and third parties can freely use such components. Third parties may develop products using such components that compete with our potential products. Also, with respect to some of our patentable inventions, we or our collaborators have decided not to pursue patent protection outside the United States. Accordingly, our competitors could develop, and receive non-U.S. patent protection for, gene therapies or technologies for which we or our collaborators have or are seeking U.S. patent protection. Our competitors may be free to use these gene therapies or technologies outside the United States in the absence of patent protection.

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

If our potential products conflict with intellectual property rights of competitors, universities, or others, then we may be prevented from developing those product candidates.

Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene and gene-based therapy products used in or similar to our product candidates and technologies. For example, we are aware of issued patents and pending patent applications relating to gene delivery for oncology applications, including through the use of adenovectors. It could be alleged that our development of our TNFerade oncology product candidate conflicts with these patents. We also are aware of other issued patents and pending patent applications that relate to various aspects of our manufacture of our product candidates and systems, including TNFerade, and it could be alleged that our manufacture of these product candidates conflicts with these patents. We have not conducted freedom to use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom to use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some circumstances, until issuance as patents.

An issued patent gives rise to a rebuttable presumption of validity under U.S. law and under the laws of some other countries. The holder of a patent to which we or our collaborators do not hold a license could bring legal actions against our collaborators or us for damages or to stop us or our collaborators from using the affected technology, which could limit or preclude our ability to develop and commercialize our product candidates. If any of our potential products are found to infringe a patent of a competitor or third party, we or our collaborators may be required to pay damages and to either obtain a license in order to continue to develop and commercialize the potential products or, at the discretion of the competitor or third party, to stop development and commercialization of the potential products. Since we have concentrated our resources on developing only a limited number of products, the inability to market one of our products would disproportionately affect us as opposed to a competing company with many products in development.

We believe there will be significant litigation in our industry regarding intellectual property rights. Many of our competitors have expended and are continuing to expend significant amounts of time, money, and management resources on intellectual property litigation. If we become involved in litigation, it could consume a substantial portion of our resources and could adversely affect our business, financial condition, and results of operations, even if we ultimately are successful in such litigation, in view of our limited resources.

If we lose our rights to use intellectual property we license from others, or those rights are not enforceable, then our ability to develop and commercialize our product candidates will be harmed.

We rely, in part, on licenses to use some technologies material to our business. For example, to create our product candidates we combine our adenovectors with genes intended to produce therapeutic proteins. In most instances we do not own the patents or patent applications that cover these genes and certain methods of use thereof which underlie these licenses. For these genes, we do not control the enforcement of the patents. We rely upon our licensors to properly prosecute and file those patent applications and defend and enforce any issued patents.

While many of the licenses under which we have rights provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. In addition, our rights to use these technologies and practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement or in certain other circumstances. In addition, some of our licenses require us to achieve specific development milestones.

The legal proceedings to obtain, enforce, and defend patents, and litigation of third-party claims of intellectual property infringement could require us to spend money and could impair our operations.

Our success will depend, in part, on our ability to obtain patent protection for our products and processes, both in the United States and in other countries. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and can involve complex legal and factual questions. Therefore, it is difficult to predict the breadth of claims allowed in the biotechnology and pharmaceutical fields.

Protecting intellectual property rights can be expensive and time consuming. Litigation may be necessary to enforce patents issued to us or to determine the scope and validity of third party proprietary rights. Moreover, if a competitor were to file a patent application claiming technology also invented by us, we would have to participate in an interference proceeding before the U.S. Patent and Trademark Office to determine the priority of invention. We may be drawn into interferences with third parties or may have to provoke interferences ourselves to challenge third-party patent rights to allow us or our licensees to commercialize products based on our technologies. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An unfavorable result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed, or require us to cease using some technologies.

Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us. Patents held by others may require us to alter our products or processes, obtain licenses, or stop activities. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patent. In addition, we may be required to obtain licenses, redesign our products or processes to avoid infringement, or pay money damages. As a result, our business may suffer if we are not able to obtain licenses at all or on commercially reasonable terms to us or we are required to redesign our products or processes to avoid infringement.

Adverse events in the field of gene therapy may negatively affect regulatory approval or public perception of our products or product candidates.

TNFerade therapy and most of our other product candidates under development could be broadly described as recombinant DNA therapies. A number of clinical trials are being conducted by other biotechnology and pharmaceutical companies involving related therapies, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious adverse events and unexpected side effects attributable to the treatment, or any response by the FDA or other similar regulatory authority to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval, impede our ability to secure additional funding, or negatively influence public perception of our product candidates. As a result, these conditions could harm our business and results of operations and depress the value of our stock.

The commercial success of our product candidates will depend, in part, on public acceptance of the use of gene therapies for the prevention or treatment of human disease. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could result in greater government regulation and stricter clinical trial oversight and commercial product labeling requirements of gene therapy products and could cause a decrease in the demand for any products we may develop.

Our product candidates involve new technologies and therapeutic approaches in the field of gene therapy, which is a new and evolving field. As discussed above, no gene therapy product has received regulatory approval in the U.S., and adverse events in this field may negatively affect public perception of our product candidates. Even if our product candidates attain regulatory approval, our success will depend upon the medical community, patients, and third-party payers accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective, and safe. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend our products for a variety of reasons, including the reimbursement policies of government and third-party payers. Furthermore, third-party payers, such as health insurance plans, may be reluctant to authorize and pay for new forms of treatment they may deem expensive and less proven than existing treatments. Even if gene therapy products, and our product candidates in particular, are accepted by the medical community and third-party payers, the public in general, or patients in particular, may be uncomfortable with new therapies, including our product candidates and it could take substantial time for them to accept gene therapy products as a viable treatment alternative, if ever. If gene therapy and our product candidates do not gain widespread acceptance, we may be unable to generate significant revenues, if any, which would adversely affect our results of operations. In addition, even if our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our product candidates or that render them obsolete.

We may face liability claims related to the use or misuse of our drug candidates in clinical trials. If our insurance coverage is not sufficient, a product liability claim against us could adversely affect our business.

We may be held liable if any product we develop, or any product that is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, or sale. Regardless of the merit or eventual outcome, product liability claims may result in:

•	Withdrawal of product candidates from our clinical trials;
•	Withdrawal of our products from the market, if they have been approved;
•	Damage to our reputation;
•	Costs of litigation;
•	Substantial monetary awards to plaintiffs; and
•	Decreased demand for our products or product candidates.

Such liability claims may be expensive to defend and may result in large judgments or settlements against us. We have obtained liability coverage for clinical trials. However, we cannot be certain our insurance policies will be sufficient to cover all claims that may be made against us. We may need to increase our coverage as we progress into late stage clinical trials and/or eventual commercial sale. Liability insurance is expensive, difficult to obtain, and may not be available in the future on acceptable terms.

Generally our clinical trials will be conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our drug candidates. Any of these events could result in a claim of liability. Any such claim against us, regardless of its merit, could result in a significant award against us that could materially harm our business, financial condition, and results of operations.

We use hazardous chemicals and radioactive and biological materials in our business; any liability or disputes relating to improper handling, storage, or disposal of these materials could be time consuming and costly.

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

Hazardous biological materials used in our research and development activities include human and animal cell lines and viruses, such as adenoviruses and animals infected with human viruses. Some of the biological material may be novel, including viruses with novel properties. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling, and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets.

Although we have general liability insurance, these policies contain exclusions from insurance against claims arising from pollution from chemical or radioactive materials. Our collaborators are working with these types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials. Although we believe we are currently in compliance with all applicable environmental and occupational health and safety regulations, compliance with environmental laws and regulations may be expensive and current or future environmental regulations may impair our research, development, or production efforts.

If reforms in the health care industry make reimbursement for our potential products less likely, the market for our potential products will be reduced, and we will lose potential sources of revenue.

Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we seek to commercialize may not be considered cost-effective. Adequate third party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures, including a reduction in reimbursement rates could cause potential corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates. We cannot be certain that, if and when our products become commercialized, the pertinent reimbursement amounts or formulary status for our products will be sufficient to enable us to market and sell our products.

Our business involves animal testing and changes in laws, regulations, accepted clinical procedures, or social pressures could restrict our use of animals in testing and adversely affect our research and development efforts.

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

U.S. federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These rules protect health information by regulating its use and disclosure, including for research purposes. Failure of a HIPAA covered entity (such as a hospital) to comply with HIPAA could constitute a violation of federal law, subject to civil and criminal penalties. We are not directly subject to HIPAA as a covered entity, however. Nevertheless, because conduct by a person that may not be prosecuted directly under HIPAA’s criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws, we are unable to determine whether our actions could be subject to prosecution in the event of an impermissible disclosure of data to us. In addition, many state laws apply to the use and disclosure of health information, which could affect the manner in which we conduct our research and development, as well as other aspects of our operations. Moreover, such laws are not necessarily preempted by HIPAA, in particular those state laws that afford greater privacy protection to the individual than HIPAA. Such state laws may have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

Our stock price could continue to be highly volatile and investors may not be able to resell their shares at or above the price they paid for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During 2008, our stock price ranged from $0.33 to $2.36. The following factors, among others, could have a significant impact on the market price of our common stock:

•	Results of our preclinical studies and clinical trials or announcements regarding our plans for future studies or trials, or those of our competitors;
•	Evidence or lack of evidence of the safety or efficacy of our potential products or those of our competitors;
•	Announcement by us or our competitors of technological innovations or new products;
•	Developments concerning our patent or other proprietary rights or those of our competitors, including litigation and challenges to our proprietary rights;
•	Geopolitical developments, natural or man-made disease threats, or other events beyond our control;
•	U.S. and foreign governmental regulatory actions;
•	Changes or announcements in reimbursement policies;
•	Period-to-period fluctuations in our operating results;
•	Market conditions for life science stocks in general;
•	Changes in the collective short interest in our stock;
•	Changes in estimates of our performance by securities analysts; and
•	Our cash balances, need for additional capital, and access to capital.

Our common stock may be delisted from the NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on the NASDAQ Global Market. The listing standards of the NASDAQ Global Market state, among other things, that a company may be delisted if the bid price of its stock drops below

$1.00 for a period of 30 consecutive business days. This bid price listing standard has recently been suspended until April 2009. The bid price for our stock has been below $1.00 since November 2008. If we fail to comply with the listing standards applicable to issuers listed on the NASDAQ Global Market, including the bid price standard after April 20, 2009, our common stock may be delisted from the NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers, contracting parties, collaborators, potential collaborators and employees, the loss of institutional investor interest, and fewer business development opportunities.

We are at risk of securities class action litigation due to our expected stock price volatility.

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. To date, we have not been subject to class action litigation. However, in the future we may be the target of this litigation. Securities litigation could result in substantial costs, divert our management’s attention and resources, and could seriously harm our business.

We depend on our key technical and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.

We rely, and will continue to rely, on our key management and scientific staff, all of whom are employed at will. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business and results of operations. There is intense competition from other companies, research and academic institutions, and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. If we do not succeed in retaining and recruiting necessary personnel or developing this expertise, our business could suffer significantly.

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

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

In November 2001, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying, or preventing a merger or acquisition beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group (except under certain circumstances) acquires 20 percent or more of our outstanding common stock or 10 business days after commencement or announcement of a tender or exchange offer for 20 percent or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20 percent or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

The issuance of debt or preferred stock could adversely affect our common stockholders.

We have on file an effective shelf registration statement that allows us to raise up to $100 million from the sale of common or preferred stock, debt, or warrants for the purchase of common or preferred stock. The issuance of debt or preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of debt or preferred stock could also decrease the market price of our common stock or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 42,900 square feet for our corporate offices and research and development laboratories located at 65 West Watkins Mill Road in Gaithersburg, Maryland. The lease was due to expire on November 1, 2009. In March 2009, we signed an amendment to this lease that extended the term through October 31, 2014. We have additional space within our Gaithersburg, Maryland facilities that can be utilized to accommodate future growth. We currently believe the Gaithersburg facility is sufficient to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders by us during the quarter ended December 31, 2008 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering of common stock on December 12, 2000, our common stock has been traded in the over-the-counter market and is included for quotation on the NASDAQ Global Market under the symbol GNVC. Set forth below is the range of high and low closing sale prices for our common stock as reported on the NASDAQ Global Market for the 2 most recent years:

	High	Low
First Quarter 2008	$1.93	$1.02
Second Quarter 2008	$2.36	$1.39
Third Quarter 2008	$1.73	$1.16
Fourth Quarter 2008	$1.20	$0.33
First Quarter 2007	$3.46	$2.30
Second Quarter 2007	$4.51	$2.35
Third Quarter 2007	$2.57	$1.84
Fourth Quarter 2007	$2.82	$1.37

As of February 28, 2009, there were approximately 180 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners.

We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total return to our stockholders for our Common Stock from December 31, 2003 through December 31, 2008 as compared to an overall stock market index, the NASDAQ Composite Index, and a peer group index, the NASDAQ Pharmaceutical Index. The returns were calculated assuming $100 was invested on December 31, 2003 in our Common Stock and in each index and all dividends were reinvested. No cash dividends have been declared on our Common Stock. The information contained in the Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate it by reference into any such filing.

The following graph is presented in accordance with Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	GenVec, Inc.	NASDAQ Composite	NASDAQ Pharmaceutical
12/31/03	$100.00	$100.00	$100.00
12/31/04	$43.39	$110.08	$110.22
12/31/05	$50.00	$112.88	$111.87
12/31/06	$72.72	$126.51	$114.89
12/31/07	$44.55	$138.13	$106.37
12/31/08	$13.03	$80.47	$97.32

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the 5-year period ended December 31, 2008. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	December 31,
	2008	2007	2006	2005	2004
SUMMARY STATEMENT OF OPERATIONS:
(In Thousands, Except Per Share Data)
Revenue	$15,121	$14,047	$18,923	$26,554	$11,853
Operating expenses:
Research and development	33,830	26,030	29,569	30,802	23,087
General and administrative	7,968	9,349	9,604	8,333	7,884
(Gain)/loss on disposal of assets	(3)	5	—	1,895	2
Total operating expenses	41,795	35,384	39,173	41,030	30,973
Operating loss	(26,674)	(21,337)	(20,250)	(14,476)	(19,120)
Other income, net	611	2,629	978	484	226
Net loss	$(26,063)	$(18,708)	$(19,272)	$(13,992)	$(18,894)
Basic and diluted net loss per share	$(0.31)	$(0.25)	$(0.30)	$(0.24)	$(0.35)
Shares used in computing of basic and diluted net loss per share	82,779	74,132	64,038	57,823	54,331

	December 31,
	2008	2007	2006	2005	2004
SUMMARY BALANCE SHEET DATA:
(In Thousands)
Cash, cash equivalents, and short-term investments	$17,357	$23,660	$34,373	$31,999	$30,763
Working capital	11,728	17,478	29,880	30,477	26,021
Long-term investments	—	—	—	—	2,302
Total assets	22,767	28,348	40,168	41,901	44,071
Current portion of debt	807	789	754	913	1,227
Long-term debt, less current portion	—	807	1,601	2,351	3,264
Accumulated deficit	(213,629)	(187,566)	(168,858)	(149,586)	(135,594)
Total stockholders' equity	13,091	18,110	30,791	31,422	30,481

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Financial Statements and Notes” thereto appearing elsewhere in this report. See “Item 1A: Risk Factors” regarding certain factors known to GenVec that could cause reported financial information not to be necessarily indicative of future results, including discussions of the risks related to the development, regulatory approval, manufacture, proprietary protection of our product candidates, and their market success relative to alternative products.

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFeradeTM biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths expected in the trial, demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC arm alone (Hazard Ratio = 0.753; 95% Confidence Interval [0.494 – 1.15]). An independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned. In November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer. Fast Track designation can potentially expedite the regulatory review of TNFerade by the FDA.

Our product candidates also have not yet received regulatory approvals, either from the FDA for the United States or from regulatory agencies outside of the United States, which approvals are required before we can market them as therapeutic and/or vaccine products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval in the United States, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologic products have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

Furthermore, our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

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

Furthermore, the current domestic and global economic conditions have made it more difficult for companies like us to access the financial and credit markets. Prolonged negative changes in domestic and global economic conditions, such as the current economic conditions, or further disruptions of either or both of the financial and credit markets will further adversely affect our ability to access additional capital. While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development, clinical, manufacturing, and commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization. The continued advancement of TNFerade through the Phase III portion of the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process, and the establishment of manufacturing capabilities will continue to require capital, and we expect to have to incur significant additional costs to manufacture and commercialize TNFerade if we receive marketing approval. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

Our research and development expenses were $33.8 million, $26.0 million, and $29.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. These expenses were divided between our research and development platforms in the following manner:

	Year Ended December 31,
(In Millions)	2008	2007	2006
TNFerade	$21.3	$15.0	$13.0
Vaccines	11.6	11.0	16.0
Other Clinical Programs	0.9	—	0.6
Total	$33.8	$26.0	$29.6

TNFerade.  Our lead cancer product candidate is currently being studied in a pivotal clinical trial for the treatment of locally advanced pancreatic cancer and two Phase I/II trials for head and neck cancer. GenVec has incurred $91 million of expenses on the development of this product candidate since the commencement of this program in 1999. Costs since the commencement of this program include research, development, clinical trials, clinical supply costs, and an allocation of corporate general and administrative expenses. GenVec expects to continue to expend substantial additional amounts for the clinical development and commercialization of TNFerade.

Vaccines.  Under our corporate and government funded vaccine programs, GenVec continues to develop vaccine candidates against malaria, HIV, RSV, HSV-2, and other infectious diseases, as well as an animal health vaccine for foot-and-mouth disease (FMD). Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $85 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded by various sponsors under cost-reimbursement agreements.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2008, had an accumulated deficit of approximately $213.6 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.

The current domestic and global economic conditions have made it more difficult for companies like us to access the financial and credit markets or to otherwise obtain liquidity. While we expect that overall revenues from funded collaborations in 2009 will have a modest increase as compared to the 2008 revenues from funded collaborations, we have taken and are continuing to take steps to lower our operating costs in order to reduce costs. These steps included announcing on January 29, 2009 that we were eliminating 22 positions. Further, where possible, we are minimizing our unfunded expenditures on activities that are not critical to the clinical development of TNFerade. This includes reducing our spending on contract manufacturing. We are currently discussing with our contract manufacturer amending the service schedule to our contract manufacturing agreement to reduce both services and costs during the 2-year period of the agreement or potentially terminating the agreement. We expect that lowering costs, in addition to increased revenues from funded collaborations, will provide us with operating capital through at least the second quarter of 2010. We estimate that we will incur approximately $270,000 of expenses in the first quarter of 2009 due to the reduction of our workforce.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates using authoritative pronouncements, historical experience, and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Significant accounting policies are more fully described in Note 2 of the “Notes to Financial Statements” included in this Annual Report on Form 10-K.

We have discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While we base estimates and assumptions on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, refer to Note 2 of the “Notes to Financial Statements.”

We believe the following accounting policies to be critical because they require significant estimates or judgment on the part of management:

Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Consequently, we recognize revenues when a contract is executed, the contract price is fixed and determinable, delivery of the service or products has occurred, and collectability of the contract amounts is considered probable.

Our collaborative research and development agreements can provide for upfront license fees, research payments, and/or milestone payments. In accordance with SAB 104, upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured.

Research and development revenue from cost-reimbursement and cost-plus fixed fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, cost, and billing factors (e.g. indirect rate estimates) are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on our evaluation of current contract terms and past experience with disallowed costs and reimbursement levels. Payments received in advance of work performed are recorded as deferred revenue.

Clinical Trial Expenses and Research and Development Activities.  We accrue estimated costs for clinical and preclinical studies based on estimates of work performed. We believe this method best aligns our expenses with the efforts we expend. We monitor the progress of the trials and their related activities to the extent possible and adjust the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known; all adjustments to date have been inconsequential.

The expenditures necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty, and intended use of a product candidate.

We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Date
Phase I	1 – 3 years
Phase II	1 – 4 years
Phase III	2 – 5 years

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

We test potential product candidates in preclinical studies to identify indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications.

Stock Based Compensation

We account for our stock based compensation under FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and such cost be measured at the fair value of the award. For stock-based awards granted after January 1, 2006, we recognize compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (FSP FAS 157-3), with an immediate effective date including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data do not exist. The objective of FAS 157 has not changed and continues to determine the price that would be received in an orderly transaction not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 did not have a material effect on our results of operations, financial position, or liquidity.

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

Other new pronouncements issued but not effective until after December 31, 2008 are not expected to have a significant effect on our financial position or results of operations.

See Note 2 in our “Notes to Financial Statements” for information regarding other recent accounting pronouncements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008 AND 2007

REVENUE

Revenue.  Revenue increased 8 percent to $15.1 million in 2008 from $14.0 million in 2007. The increase in 2008 is primarily due to increased revenue associated with our agreement with the Department of Homeland Security (DHS) of $3.4 million. The higher revenue under the DHS agreement is a result of increased work scope and effort in 2008 as a result of the exercise of the first and second renewal options under the agreement as compared to the 2007 period. The increased revenue associated with our DHS agreement has been partially offset by decreased revenue of $2.0 million under our HIV program as compared to the comparable prior year period. This decrease is mostly due to the successful completion of the defined process development, technology transfer, and analytical method transfer activities under our HIV agreements.

OPERATING EXPENSES

Research and development.  Research and development expenses increased 30 percent to $33.8 million in 2008 from $26.0 million in 2007. The increase is primarily due to higher costs related to the development of TNFerade including manufacturing and materials costs, patient and data management costs, professional service costs related to our TNFerade pancreatic clinical trial, and increased personnel costs, which includes an increase of approximately $307,000 of stock-based compensation expense in 2008 as compared to the prior year. Also contributing to the increased costs, but to a lesser extent, are increased pass-through costs associated with our funded programs, most notably pass-through costs associated with our FMD program.

General and administrative.  General and administrative expenses decreased 15 percent to $8.0 million in 2008 from $9.3 million in 2007. General and administrative expenses were lower in 2008 primarily due to lower personnel costs, recruiting costs, and depreciation expense, partially offset by higher professional service costs. Administrative personnel costs includes severance expenses of approximately $76,000 for former employees, a decrease of approximately $273,000 as compared to 2007, and an increase of approximately $21,000 of stock-based compensation expense in 2008 as compared to the prior year.

Gain/loss on disposal of assets.  There was a gain on the disposal of assets of $3,000 in 2008 and a loss of $5,000 in 2007.

OTHER INCOME (LOSS)

Total other income decreased from $2.6 million in 2007 to $611,000 in 2008.

Interest income was $700,000 in 2008 as compared to $1.5 million in the comparable prior year period. The decrease in interest income is due to lower investment balances and lower yields earned on our portfolio.

Interest expense for the period ending December 31, 2008 decreased $140,000 as compared to the comparable prior year period due to the declining balances of our debt obligations and a decrease due to adjustments in the fair value of the warrant liability associated with our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) in 2008 as compared to the comparable period in 2007.

Other income (loss) was a loss of ($206,000) in 2008 as compared to income of $847,000 in 2007. The loss in 2008 is due mainly to the recording of a $218,000 loss associated with an other-than-temporary decline in the fair value of a marketable equity security, partially offset by miscellaneous discounts and interest payments received from the government associated with late payments. The income in 2007 is due primarily to the receipt of an insurance settlement of $500,000 due to a casualty loss, the receipt of equity, valued at $337,000, from a third party in exchange for the release of security interests and miscellaneous discounts and interest payments from the government associated with late payments.

YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUE

Revenue.  Revenue decreased 26 percent to $14.0 million in 2007 from $18.9 million in 2006. The decrease in revenue is primarily a result of the successful completion of the one-time production of clinical grade HIV vaccine supplies for a Phase IIb proof-of-concept trial to be conducted by NIH for which we were reimbursed under our contract. This resulted in a year to year reduction of $6.8 million in revenues. The decrease is also due, to a lesser extent, to the expiration of funding of our collaboration with FUSO Pharmaceutical Industries of Japan, effective December 31, 2006, for the development of targeted cancer therapies. These decreases were partially offset by revenue earned under our 3-year contract signed in January 2007 with the DHS for the development of vaccine and anti-viral candidates for the prevention and containment of FMD. This contract has resulted in a year to year increase of $3.0 million in revenues. To a lesser degree, revenue declines were partially offset by the additional funding we received and recognized under our amended and extended Collaborative Research, Development, and Supply Agreement with the PATH Malaria Vaccine Initiative to continue advancing a new multivalent malaria vaccine toward clinical evaluation.

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

Interest expense, net of the change in the fair value of the Kingsbridge warrants, decreased $511,000 for the period ending December 31, 2007 as compared to the comparable prior year period. This was due to the declining balances of our debt obligations and a reduction in interest expense due to a decrease in the fair value of the warrant liability associated with our CEFF with Kingsbridge in 2007 as compared to the comparable period in 2006.

Other income (loss) increased $847,000 in 2007 resulting from the receipt of an insurance settlement of $500,000 due to a casualty loss and the receipt of equity, valued at $337,000, from a third party in exchange for the release of security interests.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant losses since our inception. As of December 31, 2008 we have an accumulated deficit of $213.6 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of December 31, 2008, cash and investments totaled $17.4 million as compared to $23.7 million at December 31, 2007.

For the 12 months ended December 31, 2008, we used net cash of $23.7 million for operating activities. This consisted of a net loss for the period of $26.1 million, which included approximately $900,000 of non-cash depreciation and amortization and $2.1 million of non-cash stock option expenses. Net cash was used primarily for the advancement of our TNFerade pancreatic clinical trial, including our manufacturing activities, and to a lesser extent general and administrative activities.

Net cash provided from investing activities during the 12 months ended December 31, 2008 was $12.8 million, which was net of approximately $400,000 of property and equipment purchases.

Net cash provided from financing activities during the 12 months ended December 31, 2008 was $17.9 million, which included $15.8 million from the issuance of common stock and warrants, net of issuance costs and $2.9 million from the issuance of common stock under our CEFF with Kingsbridge. Partially offsetting the cash provided by our financing activities is the repayment of our debt obligations of approximately $800,000.

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

In January 2008, we entered into a manufacturing development agreement with Cobra Biomanufacturing Plc to produce commercial quantities of TNFerade, our lead product candidate. The manufacturing development agreement covers technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots. Under the terms of the agreement, we made an advance payment of $1.0 million. This advance payment is accounted for in accordance with EITF 07-3, Accounting for Nonrefundable Advance Payments, which requires us to defer and capitalize nonrefundable advance payments until the related services are performed. In 2008, we expensed $400,000 of this advance payment. In 2008, we expensed $3.4 million in total under the terms of the contract. Amounts to be paid under the agreement could total up to $9.4 million in the aggregate based on estimated service activities over the 2-year term of the agreement. We have not authorized any additional services to be performed under this agreement. We are currently discussing with our contract manufacturer amending the service schedule to reduce both services and costs during the remaining period of the service schedule or potentially terminating the agreement. We may not be able to amend the service schedule on terms that are favorable to us, and the contract manufacturer and we have different understandings of the amount of services that have been provided and the costs that have been incurred to date. If we or the manufacturer terminate this agreement, then under certain conditions we believe that we may be required to pay a termination fee that ranges from $0 to $2.3 million depending on the timing of and the reason for termination. In the event of termination, the contract manufacturer may also seek to have us pay additional amounts for services that it asserts have been provided prior to the date of termination.

Our external research, clinical study, financing and other contractual commitments and obligations are summarized in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Manufacturing agreement(1)	$2,250	$2,250	$—	$—	$—
Debt	807	807	—	—	—
Operating leases(2)	677	677	—	—	—
Other	17	17	—	—	—
Total contractual obligations	$3,751	$3,751	$—	$—	$—

(1)	The amount shown reflects the amount of the termination fee that we believe is provided for by the manufacturing agreement and not necessarily the amount that we will be required to pay in 2009, either as a result of services that may be provided in the future, including if the agreement is not terminated, or as a result of services that the contract manufacturer may assert have been provided prior to any date of termination. As discussed above, if we are to continue the agreement, we will seek to amend the service schedule to reduce both services and costs during the remaining period of the service schedule. Accordingly, in lieu of the amounts under the current work schedule, which calls for $6,179,000 in 2009 and $35,000 in 2010, the table shows what we believe to be the maximum termination fee without any payments for services that the contract manufacturer may assert have been provided prior to the date of termination.
(2)	In March 2009, we signed an amendment to our lease agreement for our Gaithersburg facilities extending the lease expiration date from November 1, 2009 until October 31, 2014. Under the terms of the amendment, in addition to the amounts reflected in Operating leases, we have additional contractual obligations of $139,000 in 2009, $841,000 in 2010, $866,000 in 2011, $892,000 in 2012, $847,000 in 2013, and $427,000 thereafter.

On March 15, 2006, we entered into a CEFF, under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a 3-year period, subject to certain conditions and limitations. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF at any time may be substantially less than the committed amount. Under the CEFF, we may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. Settlement for sales under the CEFF takes place in two tranches after the fourth and eighth day of the pricing period. Kingsbridge is not obligated to purchase shares at prices below the greater of $1.25 or 75 percent of the closing price of our common stock on the day prior to the commencement of the pricing period. In addition, the maximum number of shares that we may issue under the CEFF is 12,375,050. Prior to December 31, 2007, we had drawn $3.6 million and issued 1,602,214 shares of common stock under the CEFF. In April 2008, we initiated our second draw against the CEFF. On April 18, 2008, subsequent to the first 4 days of the pricing period, we sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million. As a result of the pricing restrictions described above, we have not been able to require Kingsbridge to purchase shares of common stock since October 2008. The CEFF will expire on March 15, 2009.

On February 1, 2007, we filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration statement was declared effective February 12, 2007 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt securities. However, SEC rules limit our ability to use the shelf registration, including by generally providing that until such time as the aggregate market value of our common stock held by non-affiliates is $75 million or more, we may only sell pursuant to the shelf registration statement up to one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We have also taken and are continuing to take steps to lower our operating costs in order to preserve cash. These steps included our announcement on January 29, 2009 that we were eliminating 22 positions. We currently estimate we will use approximately $9.0 million to $11.0 million of cash in the 12 months ending December 31, 2009. Our estimate includes approximately $3.8 million in contractual obligations reflected in the table above, as well as $0.1 million for capital expenditures. This estimate includes our view of the potential payment of the maximum termination fee under our contract manufacturing agreement as discussed in footnote 1 to the table above. Based on this estimate we would have sufficient resources to fund our operations through the second quarter of 2010.

However, significant additional capital will be required to develop our product candidates through clinical development, manufacturing, and commercialization, including the continued advancement of TNFerade through the Phase III portion of the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process for TNFerade, and the establishment of manufacturing capabilities for TNFerade. We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. The current domestic and global economic conditions have made it more difficult for companies like us to access the financial and credit markets, and have made it more likely we will have to pursue additional strategic alliances, licensing arrangements or collaborations for our product candidates, including for TNFerade. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations, as we expect to continue to rely on government funding for a significant portion of our revenues for the next few years and, to a lesser extent, interest income.

If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to delay, reduce the scope of or eliminate our research, development, clinical programs, manufacturing, or commercialization efforts, effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

OFF-BALANCE SHEET OBLIGATIONS

We had no off-balance sheet obligations other than in connection with our operating leases, which are disclosed in the contractual commitments table above, during 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk.

As of December 31, 2008, we had cash and cash equivalents and short-term investments of $17.4 million as follows:

Cash and cash equivalents	$14.3 million
Short-term investments	$3.1 million

Our exposure to market risk is confined to cash and cash equivalents, which consist of instruments having original maturities of three months or less, and our short-term investment portfolio. We maintain a short-term investment portfolio of investment grade government agency notes and corporate bonds. The securities in our short-term investment portfolio are not leveraged, are classified as available-for-sale, and are subject to minimal interest rate risk, due to their predominantly short-term nature. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2008, all short-term investments are scheduled to mature in 2009; While we do not believe an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.

We are headquartered in the United States where we conduct our preclinical research activities. Clinical trials are currently conducted in the United States and, to a lesser extent, Europe. Clinical sites in other locations outside of the United States are evaluated as needed. All revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

On December 31, 2008, we had an outstanding industrial revenue bond payable of $700,000. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.68 percent plus a remarketing fee. As of December 31, 2008, the fair value of the interest rate swap, excluding accrued interest, was $19,000. We also have outstanding loans totaling $102,000 at fixed interest rates ranging from 5.0 percent to 10.5 percent. Principal and interest on these loans is due and payable monthly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report. See “Index to Financial Statements” on Page F-1 for a list of the financial statements being filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that: (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm that audited and reported on our financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as stated in its report which is included herein immediately preceding our audited financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item, with the exception of information on our executive officers, which appears under “Executive Officers of the Registrant,” in Part I of the Form 10-K, is incorporated by reference from our Proxy Statement relating to the 2009 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2009 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, with the exception of information relating to compensation plans under which equity securities of the Registrant are authorized for issue, which appears below, is incorporated by reference from our Proxy Statement relating to the 2009 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2008:

Plan Category	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	9,831,243	$2.24	4,973,593
Equity compensation plans not approved by security holders	—	—	—
Total	9,831,243	$2.24	4,973,593

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2009 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement relating to the 2009 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements — See “Index to Financial Statements” on page F below for a list of the financial statements being filed herein.
(2)	Financial Statement Schedules — All financial statement schedules are omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or notes thereto.
(3)	Exhibits — The Exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

Exhibit Number	Description
3.1	Amended & Restated Certificate of Incorporation of the Company.(7)
3.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company.(12)
3.1(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company.(17)
3.1(c)	Certificate of Designations of the Series A Junior Participating Preferred Stock.(7)
3.1(d)	Certificate of Amendment to the Certificate of Designations of the Series A Junior Participating Preferred Stock.(12)
3.2	Amended & Restated Bylaws of the Company.(12)
4.1	Specimen Common Stock Certificate.(1)
4.2	Rights Agreement dated as of September 7, 2001 between the Company and American Stock Transfer & Trust Company, the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto.(4)
4.3	Amendment No. 1, dated August 21, 2003, to the Rights Agreement dated September 7, 2001.(5)
4.4	Registration Rights Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company.(9)
4.5	Form of Warrant, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company.(9)
4.6	Form of Warrant, dated as of June 6, 2008.(18)
10.1	Form of Indemnification Agreement for Directors and Officers.*(1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(10)
10.3	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.*(2)
10.4	2000 Employee Stock Purchase Plan, and form of agreement thereunder.*(1)
10.5	Amended and Restated 2000 Director Option Plan.*(6)
10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Company.(1)
10.7	New Collaboration Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries, Ltd. and the Company.+(7)
10.8	New Commercialization Agreement dated January 1, 2003 between Fuso Pharmaceutical Industries Ltd. And the Company.+(7)
10.9	License Agreement dated February 1, 1998 between Asahi Chemical Industry Co., Ltd. and the Company.(8)
10.10	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc.(7)

Exhibit Number	Description
10.11	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company.(1)
10.12	Amendment to Lease Agreement between MOR BENNINGTON LLP and the Company dated March 11, 2009. (filed herewith)
10.13	Patent License Agreement dated January 8, 2000 between the Company and the Public Health Service, as amended, and amendment number 1 hereto dated March 9, 2000.(8)
10.14	Patent License Agreement dated December 20, 2000 between the Company and Northwestern University.(3)
10.15	Salary Continuation Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(7)
10.16	Amendment to Salary Continuation Agreement between the Company and Paul H. Fischer dated December 9, 2008.* (filed herewith)
10.17	Change in Control Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(7)
10.18	Amendment to Change in Control Agreement between the Company and Paul H. Fischer dated December 9, 2008.* (filed herewith)
10.19	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(11)
10.20	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.* (filed herewith)
10.21	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(11)
10.22	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.* (filed herewith)
10.23	Form of Salary Continuation Agreement between the Company and other executive officers and senior staff dated October 15, 2002.*(7)
10.24	Form of Amendment to the Salary Continuation Agreement between the Company and other executive officers and senior staff dated December 9, 2008.* (filed herewith)
10.25	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.(8)
10.26	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002.+(6)
10.27	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 30, 2006.+(13)
10.28	Research Collaboration Agreement between Cordis Corporation and the Company dated as of December 22, 2003.+(8)
10.29	Common Stock Purchase Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company.(9)
10.30	Form of Investor Purchase Agreement, dated as of June 6, 2008.(18)
10.31	Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated January 30, 2007.+(14)
10.32	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated August 30, 2007.+(15)

Exhibit Number	Description
10.33	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated November 9, 2007.(16)
10.34	Manufacturing Development Agreement with Cobra Biomanufacturing Plc dated January 18, 2008.+(10)
10.35	Letter Agreement, dated December 19, 2006, by and among the Company and Rodman & Renshaw LLC.(19)
10.36	Form of Securities Purchase Agreement dated December 19, 2006.(19)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
24.1	Power of Attorney. (filed herewith)
31.1	Rule 13a-14(a) Certification by Chief Executive Officer. (filed herewith)
31.2	Rule 13a-14(a) Certification by Chief Financial Officer. (filed herewith)
32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)
32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)

*	Compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.
(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.
(3)	Incorporated by reference from our Annual Report on Form 10-K (File No: 0-24469) filed with the Securities and Exchange Commission on March 30, 2001.
(4)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.
(5)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 22, 2003.
(6)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 29, 2002.
(7)	Incorporated by reference from our Amendment No. 2 to our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on July 18, 2003.
(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.
(9)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2006.
(10)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.
(11)	Incorporated by reference from our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2007.
(16)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2008.
(17)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 14, 2007.
(18)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 6, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on December 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.

By:	/s/ Paul H. Fischer Paul H. Fischer, Ph.D. President, Chief Executive Officer and Director Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	Title	Date
/s/ Paul H. Fischer, Ph.D. Paul H. Fischer, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ Douglas J. Swirsky Douglas J. Swirsky	Sr. Vice President, Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 16, 2009
/s/ Wayne T. Hockmeyer, Ph.D.* Wayne T. Hockmeyer, Ph.D.	Director	March 16, 2009
/s/ Zola Horovitz, Ph.D.* Zola Horovitz, Ph.D.	Director	March 16, 2009
/s/ William N. Kelley, M.D.* William N. Kelley, M.D.	Director	March 16, 2009
/s/ Kevin M. Rooney* Kevin M. Rooney	Director	March 16, 2009
/s/ Joshua Ruch* Joshua Ruch	Director	March 16, 2009
/s/ Marc R. Schneebaum* Marc R. Schneebaum	Director	March 16, 2009

*By:	/s/ Douglas J. Swirsky Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited GenVec, Inc.’s (“the Company’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GenVec’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, GenVec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GenVec, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

McLean, Virginia
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development Activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GenVec, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 16, 2009

GENVEC, INC.

BALANCE SHEETS

(In Thousands) As of December 31,	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,315	$7,289
Short-term investments (Note 3)	3,042	16,371
Accounts receivable	2,091	1,756
Prepaid expenses and other	1,407	531
Bond sinking fund (Note 6)	355	338
Total current assets	21,210	26,285
Property and equipment, net (Notes 4 and 6)	1,550	2,041
Other assets	7	22
Total assets	$22,767	$28,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$807	$789
Accounts payable	1,953	902
Accrued clinical trial expenses	1,437	1,313
Accrued other expenses (Note 5)	2,792	3,942
Unearned revenue	2,493	1,861
Total current liabilities	9,482	8,807
Long-term debt, less current portion (Note 6)	—	807
Other liabilities	194	553
Total liabilities	9,676	10,167
Common Stock Subject to Redemption, 0 and 32 shares issued and outstanding as of December 31, 2008 and December 31, 2007	—	71
Commitments (Notes 6 and 8)
Stockholders' equity (Note 9)
Preferred stock, $0.001 par value, 5,000 shares authorized in 2008 and 2007; none issued and outstanding in 2008 and 2007	—	—
Common stock, $0.001 par value; 200,000 shares authorized in 2008 and 2007; 88,423 and 75,353 shares issued and outstanding in 2008 and 2007	88	75
Additional paid-in capital	226,672	205,746
Accumulated other comprehensive loss (Notes 3 and 11)	(40)	(145)
Accumulated deficit	(213,629)	(187,566)
Total stockholders' equity	13,091	18,110
Total liabilities and stockholders' equity	$22,767	$28,348

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS

(In Thousands, Except per Share Data) Years Ended December 31,	2008	2007	2006
Revenue from strategic alliances and research contracts (Note 7)	$15,121	$14,047	$18,923
Operating expenses:
Research and development	33,830	26,030	29,569
General and administrative	7,968	9,349	9,604
(Gain)/loss on disposal of assets	(3)	5	—
Total operating expenses	41,795	35,384	39,173
Operating loss	(26,674)	(21,337)	(20,250)
Other income (loss):
Interest income	695	1,520	1,227
Interest expense, net of change in fair value of Kingsbridge warrant liability	122	262	(249)
Other	(206)	847	—
Total other income, net	611	2,629	978
Net loss	$(26,063)	$(18,708)	$(19,272)
Basic and diluted net loss per share	$(0.31)	$(0.25)	$(0.30)
Shares used in computation of basic and diluted net loss per share	82,779	74,132	64,038

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
(In Thousands)	Shares	Amount					Total
Balance, December 31, 2005	63,675	$64	$181,110	$(121)	$(45)	$(149,586)	$31,422
Comprehensive loss:
Net loss	—	—	—	—	—	(19,272)	(19,272)
Unrealized change in investments, net	—	—		—	58	—	58
Total comprehensive loss							(19,214)
Common stock issued under Shelf registration, net	9,610	9	18,290	—	—	—	18,299
Common stock issued under stock incentive plans	164	—	130	—	—	—	130
Deferred financing charge resulting from warrant issued under CEFF	—	—	(800)	—	—	—	(800)
Deferred compensation adjustment resulting from adoption of SFAS No. 123(R)	—	—	—	121	—	—	121
Stock-based compensation	—	—	833	—	—	—	833
Balance, December 31, 2006	73,449	$73	$199,563	$—	$13	$(168,858)	$30,791
Comprehensive loss:
Net loss	—	—	—	—	—	(18,708)	(18,708)
Unrealized change in investments, net	—	—	—	—	(158)	—	(158)
Total comprehensive loss							(18,866)
Common stock issued under stock benefit plans	334	—	789	—	—	—	789
Common stock issued under CEFF	1,570	2	3,529	—	—	—	3,531
Deferred financing charge resulting from stock issued under CEFF	—	—	(23)	—	—	—	(23)
Deferred financing charge resulting from warrant issued under CEFF	—	—	90	—	—	—	90
Stock-based compensation	—	—	1,798	—	—	—	1,798
Balance, December 31, 2007	75,353	$75	$205,746	$—	$(145)	$(187,566)	$18,110
Comprehensive loss:
Net loss	—	—	—	—	—	(26,063)	(26,063)
Unrealized change in investments, net	—	—	—	—	105	—	105
Total comprehensive loss							(25,958)
Common stock and warrants issued under Shelf registration, net	11,258	11	15,653	—	—	—	15,664
Common stock issued under CEFF	1,715	2	3,000	—	—	—	3,002
Deferred financing charge resulting from stock issued under CEFF	—	—	(24)	—	—	—	(24)
Deferred financing charge resulting from warrant issued under CEFF	—	—	51	—	—	—	51
Common stock issued under stock benefit plans	97	—	120	—	—	—	120
Stock-based compensation	—	—	2,126	—	—	—	2,126
Balance, December 31, 2008	88,423	$88	$226,672	$—	$(40)	$(213,629)	$13,091

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

(In Thousands) Years Ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net loss	$(26,063)	$(18,708)	$(19,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	1,213	1,441
Non-cash adjustments for premiums and discounts on investments	(7)	(843)	(111)
Non-cash charges for stock-based compensation	2,126	1,798	954
Non-cash consideration received for release of security interest	—	(337)	—
Non-cash realized loss on marketable security	218	—	—
Change in fair value of warrants	(221)	(445)	44
Change in accounts receivable	(335)	13	2,280
Change in accounts payable and accrued expenses	296	932	(264)
Change in unearned revenue	482	1,371	(367)
Change in other assets and liabilities, net	(1,110)	26	156
Net cash used in operating activities	(23,673)	(14,980)	(15,139)
Cash flows from investing activities:
Purchases of equipment	(409)	(289)	(160)
Purchases of investment securities	(6,007)	(35,487)	(31,926)
Proceeds from sale and maturity of investment securities	19,230	42,660	34,695
Net cash provided by investing activities	12,814	6,884	2,609
Cash flows from financing activities:
Proceeds from issuance of common stock subject to redemption, net of issuance costs	2,906	3,576	—
Proceeds from issuance of common stock and warrants, net of issuance costs	15,785	789	18,429
Principal payments of long-term debt obligations	(806)	(783)	(926)
Net cash provided by financing activities	17,885	3,582	17,503
Increase (decrease) in cash and cash equivalents	7,026	(4,514)	4,973
Beginning balance of cash and cash equivalents	7,289	11,803	6,830
Ending balance of cash and cash equivalents	$14,315	$7,289	$11,803
Supplemental disclosures of cash flow information:
Cash paid for interest	$94	$149	$205
Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$35	$307	$844
Change in the fair value of interest rate swap	$(19)	$(9)	$(52)

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFeradeTM biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths expected in the trial, demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC arm alone (Hazard Ratio = 0.753; 95% Confidence Interval [0.494 – 1.15]). An independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned. In November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer. Fast Track designation can potentially expedite review of TNFerade by the FDA.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein, in cells of a tumor. Clinical trials are in progress in head and neck cancer and encouraging results have previously been reported in studies for esophageal cancer and soft tissue sarcomas. Encouraging preliminary data also emerged from a trial in rectal cancer, and the program is currently under review. Our melanoma program was suspended in order to dedicate resources to near-term indications.

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then leads to the production of the desired protein. In the case of TNFerade, for example, this approach reduces the side effects typically associated with systemic delivery of the TNFα protein. For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of antigen, which then stimulates the desired immune reaction by the body.

In partnership with our collaborators, we also have multiple vaccines in development. All of these funded programs utilize our core adenovector technology. Our lead vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security and the U.S. Department of Agriculture. We have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) to develop a human immunodeficiency virus (HIV) vaccine and a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

Our research and development activities have yielded additional therapeutic product candidates that utilize our technology platform and we believe they represent potential commercial opportunities. In the fields of hearing loss and balance disorders, preclinical research has been published suggesting that delivery of the atonal gene using a GenVec adenovector may re-establish sensory cells in the inner ear and restore both hearing and balance. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

We are subject to various risks common to companies within the biotechnology industry. These include, but are not limited to volatility inherent in the current domestic and global economic conditions which has made it more difficult for companies like us to access the financial and credit markets or to otherwise obtain liquidity, development by competitors of new technological innovations, risks inherent in the research, and development and/or manufacture of biotechnology products, as well as other risks.

We need to raise additional funds or enter into a strategic collaboration or other partnership in order to complete clinical development of our product candidates including the continued advancement of TNFerade

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION  – (continued)

through the Phase III portion of the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process, and the establishment of manufacturing capabilities for TNFerade. We have also taken and are continuing to take steps to lower our operating costs in order to preserve cash. These steps included our announcement on January 29, 2009 that we were eliminating 22 positions. Our current cash and investments and committed and expected revenues from our collaborators and strategic alliances are expected to be sufficient to finance our activities through the second quarter of 2010. If we do not raise additional funds or enter into a strategic collaboration or other partnership, then we may not be able to further develop our product candidates, including TNFerade. This would negatively impact our business, financial condition and results of operations. We cannot be certain that additional funding will be available on favorable terms, if at all or that we will be successful in our efforts to enter into arrangements with strategic partners for our product candidates.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid debt instruments, time deposits, and money market funds with original maturities of 3 months or less.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

In addition to the available-for-sale investments noted above, we acquired 806,452 common shares of a third party in 2007, as a result of our relinquishment of certain rights. See additional discussion regarding this transaction in Note 3.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, bond sinking fund, accounts receivable, accounts payable, long-term debt, and a warrant issued in connection with our Committed Equity Financing Facility.

(d) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of assets, which are generally 3 to 5 years for equipment and 7 years for furniture and fixtures. Leased property meeting certain criteria is capitalized at the lower of the present value of the future minimum lease

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

payments or fair value at the inception of the lease. Amortization of capitalized leased assets is computed on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. We incur maintenance costs with respect to some of our major equipment. Repair and maintenance costs are expensed as incurred.

(e) REVENUE RECOGNITION

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Consequently, we recognize revenues when a contract is executed, the contract price is fixed and determinable, delivery of the service or products has occurred, and collectability of the contract amounts is considered probable.

Our collaborative research and development agreements can provide for upfront license fees, research payments, and/or milestone payments. In accordance with SAB 104, upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured.

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

(f) RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. On January 1, 2008, we adopted Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 applies to non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity. Pursuant to EITF 07-3, advance payments are recorded as an asset when the advance payments are made. Capitalized amounts are recognized as expense when the research and development activities are performed or upon our determination that the services will not be rendered. The Company periodically evaluates whether we expect the goods to be delivered or services to be rendered. In the event we do not expect the goods to be received or services to be rendered the remaining capitalized amount will be expensed in the period the determination is made. The Company adopted EITF 07-3 effective January 1, 2008 and has applied its provisions to the Cobra agreement signed in January 2008.

In addition to the manufacturing costs associated with the Cobra agreement, research and development costs include internal research and development expenditures (such as salaries and benefits, raw materials, and supplies), contracted services (such as sponsored research, consulting, and testing services) of proprietary research and development activities and similar expenses associated with collaborative research agreements. These costs are expensed as incurred.

(g) CLINICAL TRIAL EXPENSES

We accrue estimated costs for clinical and preclinical studies based on estimates of work performed. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. We monitor the

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

progress of the trials and their related activities and adjust the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known. We believe this method best aligns the expenses recorded with the efforts expended. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial. As of December 31, 2008 and 2007, clinical trial accruals were $1,437,000 and $1,313,000, respectively.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2008 and 2007. We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

(i) NET LOSS PER SHARE

We calculate net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the 12 months ended December 31, 2008 and 2007 approximately 4.3 million and 3.4 million common stock equivalent shares, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(j) COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and unrealized holding gains and losses from available-for-sale securities. We report comprehensive income (loss) on the “Statements of Stockholders’ Equity and Comprehensive Loss,” and accumulated other comprehensive income (loss) on the “Balance Sheets.” Other information regarding comprehensive income (loss) is contained in Note 11.

(k) INTEREST RATE SWAP

We have an interest rate swap agreement to manage interest rate exposure. Amounts to be paid or received under this agreement are included in interest expense. In addition, because the interest rate swap has been deemed by our management to be ineffective, changes in the fair value of the swap agreement are also included in interest expense.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(l) TECHNOLOGICAL LICENSE AND INTELLECTUAL PROPERTY

Technological license and intellectual property costs consist of payments associated with license agreements and legal costs associated with the acquisition and development of intellectual property. Costs associated with the acquisition, development, and/or maintenance of intellectual property, including technology licensing costs, are expensed when incurred.

(m) STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaced FASB Statement No.123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This Statement was adopted using the modified prospective method of application, which requires us to recognize compensation cost on a prospective basis. Therefore, financial statements prior to 2006 have not been restated.

Under this method, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, we recognize compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. Share-based compensation cost that has been included in expense from continuing operations amounted to $2.1 million, $1.8 million, and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(n) USE OF ESTIMATES

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for clinical trial accruals, strategic alliances and research contract revenues, share-based arrangements, and our uncertain tax positions. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

(o) LONG-LIVED ASSETS

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third party independent appraisals, as necessary.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(p) COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

Other new pronouncements issued but not effective until after December 31, 2008 are not expected to have a significant effect on our financial position or results of operations.

(3) FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

Our adoption of SFAS No. 157 did not have a material impact on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2008:

(In Thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash & cash equivalents	$14,315	$14,315	$—	$—
Marketable securities	3,042	3,042	—	—
Total assets at fair value	$17,357	$17,357	$—	$—
Liabilities:
Interest rate swap agreement	$19	$—	$19	$—
Warrant liability	35	—	35	—
Total liabilities at fair value	$54	$—	$54	$—

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our marketable securities consist of corporate bonds, government agency bonds, and a marketable security received in 2007 as consideration for the release of certain security interests in a third party. The common shares meet the requirements of a marketable equity security. Accordingly the common shares were valued at the closing price of the stock on the date of acquisition and are marked to market based on the closing price of the common stock at the end of each reporting period.

Our interest rate swap agreement is valued at fair market value at the balance sheet date using observable market inputs including forward interest rates derived from yield curves, and therefore is classified within Level 2. The warrant liability related to the Kingsbridge warrants has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 9 in this Form 10-K. The warrant liability has also been classified within Level 2.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. During the fourth

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

quarter of 2008, we determined the common shares acquired in 2007 as consideration for the release of certain security interests in a third party had incurred an other-than-temporary impairment. As a result of this impairment, we realized a loss of $218,000.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in shareholders’ equity. Net unrealized loss included in accumulated other comprehensive loss was $40,000 for the 12 months ending December 31, 2008.

A summary of cash, cash equivalents, and marketable securities is shown below:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In Thousands)
December 31, 2008
Cash and cash equivalents
Cash and money market funds	$14,315	$—	$—	$14,315
Marketable securities
Corporate bonds	2,001	—	(4)	1,997
Government agency bonds	1,009	10	—	1,019
Corporate stock	72	—	(46)	26
Total marketable securities	3,082	10	(50)	3,042
Total cash, cash equivalents and marketable securities	$17,397	$10	$(50)	$17,357
December 31, 2007
Cash and cash equivalents
Cash and money market funds	$7,289	$—	$—	$7,289
Marketable securities
Corporate bonds	13,246	7	—	13,253
Asset backed	2,980	1	—	2,981
Corporate stock	290	—	(153)	137
Total marketable securities	16,516	8	(153)	16,371
Total cash, cash equivalents and marketable securities	$23,805	$8	$(153)	$23,660

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31 (in thousands):

	2008	2007
Equipment	$9,217	$8,883
Leasehold improvements	6,521	6,474
Furniture and fixtures	413	414
	16,151	15,771
Less accumulated depreciation and amortization	(14,601)	(13,730)
	$1,550	$2,041

Depreciation and amortization expense related to property and equipment was $903,000, $1,163,000, and $1,385,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(5) ACCRUED OTHER EXPENSES

Accrued other expenses consist of the following at December 31 (in thousands):

	2008	2007
Payroll, compensation, and benefits	$548	$1,952
Accrued warrant liability	35	307
Clinical costs	484	296
Professional fees	412	490
Manufacturing expenses	436	45
Other	877	852
Total other accrued expenses	$2,792	$3,942

(6) LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2008	2007
Industrial revenue bond	$705	$1,370
Notes payable:
Term loan from landlord	102	226
	807	1,596
Less current maturities	(807)	(789)
	$—	$807

Aggregate maturities of debt are as follows (in thousands):

2009	$807

(a) INDUSTRIAL REVENUE BOND

In June 1999, in connection with the lease of its Gaithersburg facility, we borrowed $5,000,000 under an Industrial Revenue Bond with the State of Maryland to fund our leasehold improvements and additional equipment needs. The Bond is secured by a first priority lien on all equipment and fixtures financed, a $2,500,000 letter of credit facility guaranteed by the Maryland Industrial Development Finance Authority (MIDFA), and a guarantee from The Warner-Lambert Company. Through June 2006, MIDFA’s and the Warner-Lambert Company’s guarantees were each equal in value to one-half of the outstanding balance of the loan. Effective July 2006 and thereafter, Warner-Lambert’s guarantee became equal in value to the outstanding

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(6) LONG-TERM DEBT  – (continued)

principal balance. The annual fee for the letter of credit is 1 percent of the outstanding balance, which totaled $8,000, $15,000, and $21,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Bond bears interest at a variable rate based on weekly market conditions and matures on June 1, 2009. The weighted-average interest rates during 2008, 2007, and 2006 were 3.52 percent, 5.31 percent, and 5.51 percent, respectively. The Bond is subject to mandatory sinking fund redemption. We began making sinking fund payments in July 2000. The balance of the sinking fund at December 31, 2008 and 2007 was $355,000 and $338,000, respectively.

In October 2000, we entered into an interest rate swap agreement to reduce our exposure to adverse fluctuations in interest rates related to our outstanding bond payable. We do not utilize derivative financial instruments for trading or other speculative purposes. The interest rate swap agreement entitles us, on a monthly basis, to receive a LIBOR-based floating rate of interest and pay a fixed rate of interest of 6.68 percent. The interest rate swap has a total notional amount of $705,000 and extends through the life of the outstanding bond.

We have determined the interest rate swap to be ineffective. As such changes in the fair value of the swap agreement are included in interest expense. The fair value of the swap agreement was ($19,000) and ($38,000) at December 31, 2008 and 2007, respectively.

(b) TERM LOAN

In connection with the lease of the office and laboratory facility, the landlord loaned $858,000 for the construction of leasehold improvements in the form of a term loan. This loan is payable in monthly installments of $11,900, including interest at a fixed rate of 10.5 percent over the remaining term of the building lease.

(c) ECONOMIC DEVELOPMENT LOAN

On September 29, 1999, we entered into an economic development fund agreement with Montgomery County, Maryland (the County) and received a $125,000 loan for the purpose of relocation and expansion related expenses. The loan accrued interest on the principal balance at 5 percent per year until we were required to commence payment as described below.

Quarterly payments of principal and interest were originally scheduled to commence on January 15, 2002. Subsequent loan payments were to be deferred or forgiven by the County if we achieved certain incentive provisions outlined in the loan agreement related to the hiring of new employees. As of December 31, 2003, we achieved certain incentive provisions related to increasing our workforce. As a result, in February 2004, the Department of Economic Development of Montgomery County, Maryland, converted $68,408 of the $125,000 conditional loan into a grant. The interest rate on the remaining outstanding principle balance remained fixed at 5 percent. The final payment of $4,360 on this loan was made in January 2008.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(7) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows (in thousands):

	2008	2007	2006
Department of Homeland Security	$7,816	$4,438	$—
U.S. Department of Agriculture	—	—	1,464
PATH's Malaria Vaccine Initiative	675	1,115	352
U.S. Naval Medical Research Center	239	9	70
Vaccine Research Center	5,136	7,179	13,931
Other strategic alliances and research grants	1,255	1,306	3,106
	$15,121	$14,047	$18,923

Our results of operations included $1,656,000, $619,000, and $799,000 during the years ended December 31, 2008, 2007, and 2006 respectively, of amortization of upfront contract and license fees which were received in prior years.

(a) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, we signed a 3-year agreement with the DHS, for the development of a vaccine candidate against FMD for livestock, under which we received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were exercised. Modifications to this agreement have brought the total value of the program up to approximately $18.2 million. As of December 31, 2008, $12.3 million in revenue has been recognized under this contract.

(b) U.S. DEPARTMENT OF AGRICULTURE (USDA)

In August 2004, we signed a 1-year, $304,000 cooperative agreement, with the U.S. Department of Agriculture (USDA), for the development of vaccine candidates against FMD.

In March 2006, we received a 20-month, $1.7 million extension of its agreement with the USDA, which was funded through an interagency agreement by the U.S. Department of Homeland Security. The purpose of the agreement is to further advance the development of our proprietary cell line and adenovector technology for the generation of countermeasure vaccines and anti-viral agents to prevent the spread of FMD. This agreement was completed in December 2007.

(c) PATH’S MALARIA VACCINE INITIATIVE (MVI)

In March 2004, we signed a 2-year, $2,581,000 contract for the development, production, and evaluation of vaccines against malaria. Under the contract, we are responsible for constructing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. The contract includes $547,000 for work to be performed under a separate Collaborative Research and Development Agreement (CRADA) with the Navy Medical Research Center (NMRC). Under the CRADA, the NMRC will provide us with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates. In August 2006 and May 2007, we amended and extended our contract with the MVI and contract funding was increased to $3,980,000 and the term extended through December 2008. Our obligations under this agreement were completed in December 2008.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(7) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

(d) U.S. NAVAL MEDICAL RESEARCH CENTER (NMRC)

In January 2003, we signed a 2-year, $1,900,000 fixed price contract with the U.S. Naval Medical Research Center (NMRC) to aid in the development of vaccines against malaria and dengue fever. Under the contract, we were responsible for constructing and producing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology.

In January 2005, we signed a 1-year, $1,582,000 fixed price contract for the production of vaccines against malaria. Under the contract, we were responsible for producing, testing, and releasing malaria vaccines under current Good Manufacturing Practices standards for preclinical evaluation by the NMRC. We successfully completed production of the required malaria vaccine supplies in 2006 and will provide, as needed, regulatory support to NMRC with regard to their Investigational New Drug (IND) application with the FDA.

In September 2007, we entered into a CRADA with the U.S. Military Malaria Vaccine Program at the Walter Reed Army Institute of Research and the NMRC for the development and pre-clinical testing of a malaria vaccine candidate against Plasmodium vivax (P. vivax). In addition to the CRADA, we signed a 1-year, $247,000 contract with the Department of Defense to construct and test the adenovector-based vaccine, which carries a novel proprietary antigen against P. vivax. Our obligations under this agreement were completed in June 2008.

(e) VACCINE RESEARCH CENTER

In December 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIAID) selected us to collaborate in the development of a worldwide preventative HIV vaccine candidate. In April 2003 this collaboration was expanded to include the development of a SARS vaccine candidate and in February 2006 it was expanded to include an influenza vaccine candidate. We have a cost-plus fixed fee sub-contract, managed for the VRC through SAIC-Frederick, Inc., which became effective January 25, 2002. Under the subcontract, we are responsible for constructing and producing adenovector-based vaccine candidates utilizing our proprietary cell line and second-generation adenovector technology.

During the fourth quarter of 2008, we executed the seventh option period, year eight, under this agreement. The VRC contract now has a total value of approximately $56.7 million since it was first initiated in 2001. As of December 31, 2008, $54.5 million in revenue has been recognized under this contract.

In September 2006, we announced a new 5-year HIV vaccine technology transfer and development contract with the NIAID of the NIH. The agreement provided up to an additional $52.0 million of funding if the NIH exercises all annual renewal options. Under the agreement, we will support the transfer of our manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further clinical grade HIV vaccine production. We will also receive funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, we granted the NIAID a non-exclusive research license for our proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines.

The initial commitment, in September 2006, under this agreement was $7.5 million. In September 2007, the NIAID exercised option year 1 under this agreement for $5.1 million. In September 2008, the NIAID exercised option year 2 under this agreement for $3.9 million. Revenue recognized under this agreement totaled $9.1 million through December 31, 2008.

(f) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS

In March 2007, we entered into a CRADA with the NIAID, to develop vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, but occur among the elderly or those with compromised cardiac, pulmonary, or immune systems. In addition,

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(7) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

RSV is the single most common viral cause of lower respiratory infections in infants and young children. Initial vaccine candidates are in preclinical testing. In May 2008, we received a 2-year, $600,000 SBIR grant from the NIH to support work under this program. We recognized $42,000 in revenue through December 31, 2008.

In January 2008, we received a 2-year, $600,000 Phase I Small Business Innovation and Research grant from the NIH. This is intended to support work being conducted in a collaborative effort by us, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington to develop vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. We recognized $143,000 in revenue through December 31, 2008.

In October 2008, we completed our collaboration agreement with the Cordis Corporation (Cordis). In January 2004, we received a $1.0 million advance payment. As of December 31, 2008, all activities and cost reimbursements associated with this agreement and with the previously announced decision in May 2006 to end the Phase II BIOBYPASS® trial have been completed.

We have entered into other research grants with the government, mainly the NIH, and recognized revenue under other corporate collaborations during 2008. Revenue recognized under these research grants totaled $1.0 million through December 31, 2008.

(8) COMMITMENTS

(a) LEASE AGREEMENTS

We have a non-cancelable operating lease for our Gaithersburg, MD facilities, which expires on November 1, 2009. The Company also had an operating lease for our Charlestown, MA facility, which expired in October 2006. The lease agreement for the Gaithersburg, MD facility includes a provision for a 3 percent annual increase in base rent. The lease contains renewal options for up to 14 years and requires the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlord’s initial contribution of $1,300,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease. Rent expense under all operating leases was approximately $584,000, $584,000, and $611,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Future minimum lease payments under our non-cancelable operating lease are as follows (in thousands):

2009	$677

At December 31, 2008 and 2007, we had a deferred lease liability of $190,000 and $398,000, respectively.

In March 2009, we signed an amendment to our lease agreement for our Gaithersburg facilities extending the lease expiration date from November 1, 2009 to October 31, 2014. Under the terms of the agreement, we have additional contractual obligations of $139,000 in 2009, $841,000 in 2010, $866,000 in 2011, $892,000 in 2012, $847,000 in 2013, and $427,000 thereafter.

(b) LICENSE AGREEMENTS

In November 2001, we entered into an exclusive, worldwide license agreement with Baylor College of Medicine (Baylor) for the rights related to the MATH1 and HATH. Under the terms of the license agreement, we agreed to pay a non-refundable initial license fee of $50,000 at the time of execution of the license agreement and we also agreed to pay a minimum annual license maintenance fee, a percentage of product royalties, and milestone payments based on our achievement of certain clinical and regulatory related milestones for these rights. Our ability to meet the milestones is dependent on a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) COMMITMENTS  – (continued)

(c) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS

We have agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, we have received rights to the resulting technology. Total grant amounts paid by us were approximately $154,000, $202,000, and $190,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

As discussed in Note 2, we have agreements with clinical sites for the treatment of patients under clinical protocols. Total costs under these agreements were $2,487,000, $2,235,000, and $1,713,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Additionally, certain agreements disclosed above require us to pay royalties upon commercial sales of specified products. We generally base the royalties on a percentage of net sales or other product fees earned. Royalties will be due when sales are generated.

In addition, in January 2008, we entered into a manufacturing development agreement with Cobra Biomanufacturing Plc to produce commercial quantities of TNFerade, our lead product candidate. The manufacturing development agreement covers technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots. Under the terms of the agreement, we made an advance payment which was capitalized in accordance with EITF 07-3 and is being amortized to expense as related services are performed. We periodically evaluate whether we expect the goods to be delivered or services to be rendered. In the event we do not expect the goods to be received or services to be rendered the remaining capitalized amount will be expensed in the period the determination is made. All other costs incurred under this agreement are expensed as incurred. In 2008, we expensed $3.4 million in total under the terms of the contract. Amounts to be paid under the agreement could total up to $9.4 million in the aggregate based on estimated service activities over the 2-year term of the agreement. We have not authorized any additional services to be performed under this agreement. We are currently discussing with our contract manufacturer amending the service schedule to reduce both services and costs during the remaining period of the services schedule or terminating the agreement. We may not be able to amend the service schedule on terms that are favorable to us, and the contract manufacturer and we have different understandings of the amount of services that have been provided and the costs that have been incurred to date. If we or the manufacturer terminate this agreement, then under certain conditions we believe that we may be required to pay a termination fee that ranges from $0 to $2.3 million depending on the timing of and the reason for termination. In the event of termination, the contract manufacturer may also seek to have us pay additional amounts for services that it asserts have been provided prior to the date of termination. If we terminate the agreement, the remaining capitalized costs totaling $669,000 at December 31, 2008, will be charged to expense in the period of termination.

(9) STOCKHOLDERS’ EQUITY

(a) CAPITAL STOCK

In April 2005, we filed with the Securities and Exchange Commission a $35.0 million shelf registration statement on Form S-3, replacing our prior $25.0 million shelf registration statement.

•	On September 26, 2005, we sold 7,600,000 shares of common stock to various investors at $2.00 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $14.0 million. SG Cowen & Co., LLC (SG Cowen) was engaged as the sole placement agent for this transaction. At the time of this offering, Stelios Papadopoulos, Ph.D., was a Vice Chairman in the investment banking division of SG Cowen and was a member of our Board of Directors.
•	On December 21, 2006, we sold 9,610,000 shares of common stock to various investors at $2.05 per share under the shelf registration. Proceeds, net of offering costs, from this sale totaled $18.3 million.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) STOCKHOLDERS’ EQUITY  – (continued)

In February 2007, we filed a $100.0 million shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration was declared effective February 12, 2007 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt. On June 11, 2008, pursuant to this shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51. The warrants, which have a term of 5 years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. Proceeds of this offering, net of offering costs, totaled $15.7 million.

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $30.0 million of our common stock within a 3-year period, subject to certain conditions and limitations. The CEFF will expire on March 15, 2009. Due to the pricing formula, however, the actual amount of additional financing available to us under the CEFF may be substantially less than the committed amount. In particular, Kingsbridge is not obligated to purchase shares of common stock at a price lower than $1.25. In addition, the maximum number of shares we may issue under the CEFF is 12,375,050.

Under the CEFF, we may require Kingsbridge to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. Settlement for sales under the CEFF takes place in two tranches after the fourth and eighth day of the pricing period. The value of the maximum number of shares the Company may issue in any pricing period is equal to the lesser of 1.75 percent of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million. The minimum VWAP for determining the purchase price at which our stock may be sold in any pricing period is the greater of $1.25, or 75 percent of the closing price of our common stock on the day prior to the commencement of the pricing period. As required under the CEFF, we filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, which was declared effective May 5, 2006. We are required to use commercially reasonable efforts to maintain its effectiveness.

As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011. We have classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 2.75 year remaining life for the warrant, a 1.55 percent risk-free interest rate, and an 94.59 percent expected volatility and no dividend yield, the fair value of warrant liability as of December 31, 2008 was $35,000, a decrease of $221,000 compared to the prior year. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

The fair value of the warrant issued to Kingsbridge on the date of grant of $800,000 or $1.54 per share, was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being accrued to other expenses in the balance sheet. Such deferred financing costs are allocated to Kingsbridge shares on an as drawn basis. Through December 31, 2008, the current liability has been marked-to-market using the Black-Scholes option-pricing model. Changes in fair value are recorded against operations in the reporting period in which they occur; increases or decreases in fair value are recorded as interest expense. During 2008 and 2007, the decrease in the fair value of the warrant of $221,000 and $445,000, respectively, resulted in a decrease in interest expense. Stock drawn under the CEFF is initially recorded outside of permanent equity, until such time as Kingsbridge sells the shares to outside third parties, due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) STOCKHOLDERS’ EQUITY  – (continued)

of shares held by Kingsbridge during a period in which GenVec fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e., a registration payment arrangement). The amount of compensation is payable in cash in both circumstances, or, at the sole discretion of GenVec, in shares of the Company’s common stock in the event of a trading blackout. The Company follows the provisions of FASB Staff Position No. EITF 00-19-2,“Accounting for Registration Payment Arrangements,” which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company believes the likelihood of such a cash payment is not probable and therefore does not need to recognize a liability for such obligations.

In June 2007, we initiated our first draw against the CEFF. On June 26, 2007, subsequent to the first 4 days of the pricing period, the Company sold 769,773 common shares for gross proceeds of $1.8 million. On July 2, 2007, subsequent to the last 4 days of the pricing period, we sold under the CEFF, 832,441 common shares for gross proceeds of $1.8 million. On April 18, 2008, subsequent to the first 4 days of the pricing period, we sold 777,057 shares of common stock for gross proceeds of $1.47 million. The pricing period ended on April 25, 2008, at which time we sold an additional 905,559 shares of common stock for gross proceeds of $1.47 million. As of December 31, 2008, we have sold 3,284,830 shares of common stock to Kingsbridge. Kingsbridge holds no shares of common stock purchased pursuant to the CEFF; therefore, all shares sold are recorded in permanent equity.

In September 2001, our Board of Directors declared a dividend which was issued on September 28, 2001 of one preferred stock purchase right (a Right) for each share of common stock outstanding. The Rights initially trade with, and are inseparable from the common stock. The Rights will become exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the outstanding common stock of GenVec (an Acquiring Person), or announces the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person. Each Right allows its holder, other than the Acquiring Person, to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock (the Preferred Share), at a purchase price of $50.00, subject to adjustment. This portion of a Preferred Share gives the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. The Rights expire on September 7, 2011, unless redeemed earlier by the Company at a price of $0.01 per Right at any time before the Rights become exercisable.

In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2008 and 2007:

•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.
•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

(b) STOCK OPTION GRANTS

Stock Option Plans

In June 2002, at our Annual Meeting, GenVec stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan). As originally approved by stockholders, under the 2002 Plan, we may grant statutory and non-statutory stock options and restricted stock awards for the purchase of newly issued common stock up to an aggregate of 1,000,000 shares, plus any shares remaining or that are subject to awards that expire or terminate under the 1993 Plan and 2000 Plan. Grants awarded under the 2002 Plan may be subject to adjustment in the event of stock splits and other similar events.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) STOCKHOLDERS’ EQUITY  – (continued)

Our stockholders have subsequently approved amendments to the 2002 Plan to increase the number of common shares available to be issued under the 2002 Plan. In June 2007, at our Annual Meeting, the stockholders of the Company approved an amendment to the 2002 Plan in which the total shares available under the 2002 Plan were increased from 8,680,000 to 11,580,000.

Generally under the 2002 Plan, 12.5 percent of the option shares of each award are exercisable 6 months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next 3.5 years. Stock options granted under this plan generally have a contractual term of 10 years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at December 31, 2008 expire through 2018.

In June 2006, at our Annual Meeting, the stockholders approved an amendment to the 2002 Plan in which the maximum number of shares with respect to which stock options and/or restricted shares may be granted to any one participant may not exceed 1,000,000 shares per calendar year and no more than 500,000 shares may be issued as shares of restricted stock per calendar year.

Options granted under the 1993 Plan include statutory and non-statutory awards, and options granted under the 2000 Plan, which were made to non-employee directors, generally permit 25 percent of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of 10 years. The Compensation Committee administered options granted under the 1993 Plan and 2000 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. Outstanding options under the 1993 Plan and 2000 Plan at December 31, 2008 expire through 2012.

In August 2003, GenVec and Diacrin consummated a business combination under which we acquired Diacrin through an exchange of stock. Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin under its 1997 Stock Option Plan (1997 Plan). Additional grants under this plan subsequent to the merger were prohibited. Each option under the 1997 Plan assumed by us continued to have, and be subject to, the same terms and conditions set forth in the Diacrin option plan under which the option was granted except as adjusted to reflect, among other things, the merger exchange ratio and any future changes to our capitalization. As of December 31, 2008, awards outstanding under the 1997 Plan were 85,634 shares. Option holders will receive newly issued shares of our common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at December 31, 2008 expire through 2012.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective application method which requires us to record compensation cost related to unvested option awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service period of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with SFAS No. 123(R) and compensation expense is recognized on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the years ended December 31, 2008, 2007, and 2006, which was allocated as follows:

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) STOCKHOLDERS’ EQUITY  – (continued)

	December 31, 2008	December 31, 2007	December 31, 2006
	(In Thousands)	(In Thousands)	(In Thousands)
Research and development	$1,581	$1,274	$681
General and administrative	545	524	273
	$2,126	$1,798	$954

We use the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the 12 months ended December 31, 2008, 2007, and 2006 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	December 31, 2008	December 31, 2007	December 31, 2006
Risk-free interest rate	3.01%	4.64%	4.60%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	84.00%	80.36%	86.53%
Expected life (years)	5.67	5.59	5.64
Weighted-average fair value of options granted	$1.23	$1.87	$1.17

The volatility assumption for 2008 and 2007 is based on the weighted average volatility for the most recent 1-year period as well as the volatility over the expected life of 5.67 and 5.59 years, respectively. For 2006, the volatility assumption is based on the 5-year, long-term volatility of our stock price in relationship to its average stock price during the same period.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 1.34 percent to 3.68 percent, 3.28 percent to 5.13 percent, and 4.28 percent to 5.22 percent, respectively, for the years ended December 31, 2008, 2007, and 2006.

The dividend yield is based on the assumption that we are not expected to declare a dividend over the life of the options.

The expected life of employee stock options represents the weighted average combining the actual life of the options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statements of operation for the year ended December 31, 2008 has been revised for actual forfeitures. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) STOCKHOLDERS’ EQUITY  – (continued)

Stock Options

The activity of the plans from December 31, 2005 to December 31, 2008 is as follows:

(In Thousands, Except per Share Data)	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,841	$3.01
Granted	2,041	1.59
Exercised	(44)	1.27
Cancelled	(1,330)	2.90
Outstanding at December 31, 2006	5,508	2.52
Granted	1,522	2.69
Exercised	(296)	2.18
Cancelled	(1,147)	2.88
Outstanding at December 31, 2007	5,587	2.51
Granted	2,091	1.73
Exercised	—	—
Cancelled	(618)	2.52
Stock options outstanding at December 31, 2008	7,060	$2.28	6.8	$250
Vested or expected to vest at December 31, 2008	4,482	$2.50	5.8	$23
Exercisable at December 31, 2008	4,319	$2.52	5.7	$—

Unrecognized stock-based compensation expense related to stock options was approximately $3.1 million as of December 31, 2008. This amount is expected to be expensed over a weighted average period of 2.5 years. There were no stock options exercised during 2008. We realized proceeds of $0, $647,000 and $55,000 from options exercised during the years ended December 31, 2008, 2007, and 2006, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(Number of Shares in Thousands)
$0.00 – $1.00	10	10.0	$0.41	—	$—
$1.01 – $3.00	5,544	7.8	1.90	2,872	1.93
$3.01 – $4.00	1,051	3.7	3.30	1,035	3.30
$4.01 – $5.00	381	2.7	4.28	338	4.30
$5.01 – $10.00	74	2.0	6.07	74	6.07
	7,060	6.8 years	$2.28	4,319	$2.52

As of December 31, 2008 options covering 4,319,236 shares were exercisable at $1.06 to $9.63 per share (average $2.52 per share) and options covering 4,973,593 shares remain available to be granted.

(c) EMPLOYEE STOCK PURCHASE PLAN

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of our common stock on either the first business day or last business day of

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) STOCKHOLDERS’ EQUITY  – (continued)

the applicable 6-month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a 6-month offering period is 6,250 shares. In June 2006, the Board of Directors approved a resolution effectively fixing the number of shares available for issuance under the Purchase Plan. The Purchase Plan will terminate on October 18, 2010, unless terminated earlier by the Board of Directors.

Employees purchased 97,423 shares, 37,027 shares, and 120,146 shares during the 12 months ended December 31, 2008, 2007, and 2006, respectively, at a weighted average purchase price of $1.24, $2.00, and $1.19. We realized proceeds of $120,000, $74,000, and $143,000 from shares acquired under the Purchase Plan during the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, 1,880,795 shares were available for issuance under the Purchase Plan.

In January 2009, we issued 181,491 shares related to the purchase period for the 6 months ending December 31, 2008. This purchase reduced the shares available for issuance to 1,699,304 under the plan. The purchase price of these shares was $0.37 and we realized proceeds of $67,000.

(d) WARRANTS

Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants vested typically vest 6 months after issuance. Outstanding and vested warrants are summarized below (in thousands, except per share amounts):

	2008		2007		2006
Exercise Price	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$2.016	2,252	2,252	—	—	—	—
$2.67	520	520	520	520	520	520
$3.60	—	—	—	—	66	66
	2,772	2,772	520	520	586	586

(10) INCOME TAXES

For the years ended December 31, 2008, 2007, and 2006 there is no provision for income taxes included in the statements of operations. We have incurred operating losses, but have not recorded an income tax benefit for 2008, 2007, and 2006, as we have recorded a valuation allowance against our net operating losses and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows (in thousands):

	2008	2007	2006
Tax provision computed at the statutory rate	$(8,861)	$(6,361)	$(6,553)
State income taxes, net of federal income tax provision	(1,419)	(864)	(404)
Book expenses not deductible for tax purposes	449	7	6
Research and experimentation tax credit	(1,432)	(1,021)	(1,119)
Nondeductible compensation expense	638	486	322
Change in state statutory rate and other	(2,129)	—	—
Change in valuation allowance for deferred tax assets	12,754	7,753	7,748
Income tax expense	$—	$—	$—

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulated net losses to date, we have provided a full valuation allowance against our deferred tax assets.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(10) INCOME TAXES  – (continued)

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	2008	2007	2006
Net operating loss carryforwards	$101,061	$89,838	$83,394
Capital loss carryforwards	—	328	328
Research and experimentation tax credit	13,997	12,565	11,544
Property and equipment, principally due to differences in depreciation	(213)	(275)	(501)
Deferred compensation expense	1,217	979	793
Other	202	115	178
Total deferred tax assets	116,264	103,550	95,736
Valuation allowance	(116,264)	(103,550)	(95,736)
Net deferred tax assets	$—	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

At December 31, 2008, we have net operating loss carryforwards of approximately $256.2 million for federal income tax purposes of which $59.4 million expire at various dates through 2013, and $196.8 million expire at various dates through 2028. We have research and experimentation tax credit carryforwards of $14.0 million at December 31, 2008, of which $1.7 million expire through 2013 and $12.3 million expire through 2028. Capital loss carryforwards of $0.8 million expired in 2008.

Our NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2008 and in prior years, we may have experienced such ownership changes. Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with us.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryforwards that can be utilized. When we complete the necessary studies, the amount of NOL carryforwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryforwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues, and expenses for the periods presented.

As discussed in Note 2, we adopted the provisions of FIN 48 on January 1, 2007. At January 1, 2007 and December 31, 2007 and December 31, 2008, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2008 and 2007.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2005.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(11) OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. Our change in accumulated other comprehensive loss is due exclusively to changes in our unrealized gain or loss on securities for the 3 years ended December 31, 2008 as follows:

Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2005	$(45)
Net current period change	(1,169)
Reclassification adjustments for gains (losses) reclassified into income	1,227
Balance, December 31, 2006	13
Net current period change	(1,678)
Reclassification adjustments for gains (losses) reclassified into income	1,520
Balance, December 31, 2007	(145)
Net current period change	(590)
Reclassification adjustments for gains (losses) reclassified into income	695
Balance, December 31, 2008	$(40)

Other comprehensive loss does not reflect the effect of income taxes because we did not have an income tax expense during the 3 years ended December 31, 2008.

(12) QUARTERLY RESULTS (UNAUDITED)

Our unaudited quarterly information is as follows (in thousands, except per share data):

2008	Q1	Q2	Q3	Q4
Revenue	$3,729	$3,863	$4,205	$3,324
Operating Loss	$(6,404)	$(6,782)	$(7,041)	$(6,447)
Net Loss	$(6,260)	$(6,550)	$(6,839)	$(6,414)
Basic and Diluted Loss Per Share	$(0.08)	$(0.08)	$(0.08)	$(0.07)

2007	Q1	Q2	Q3	Q4
Revenue	$2,903	$3,709	$3,777	$3,658
Operating Loss	$(6,219)	$(4,817)	$(4,750)	$(5,551)
Net Loss	$(6,001)	$(4,219)	$(4,053)	$(4,435)
Basic and Diluted Loss Per Share	$(0.08)	$(0.06)	$(0.05)	$(0.06)

The loss per share was calculated for each 3-month period on a stand-alone basis. As a result, the sum of the loss per share for the 4 quarters may not equal the loss per share for the respective 12-month period.

(13) SUBSEQUENT EVENT

On January 29, 2009, we announced a corporate restructuring plan to help us lower our operating costs and our projected use of cash, including the elimination of 22 positions. The plan reduced our workforce to 98 full-time positions. Approximately $270,000 of termination expenses are expected to be incurred in the first quarter of 2009 as a result of this corporate restructuring plan.

On March 11, 2009, we signed an amendment to our lease agreement for our Gaithersburg facilities. The lease will expire on October 31, 2014.