Form 10-Q
period 2009-03-31
GENVEC INC
filed 2009-05-08
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

As of April 30, 2009, the Registrant had 88,604,454 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,931	$14,315
Short-term investments	2,093	3,042
Accounts receivable	1,462	2,091
Prepaid expenses and other	371	1,407
Bond sinking fund	531	355
Total current assets	14,388	21,210
Property and equipment, net	1,338	1,550
Other assets	3	7
Total assets	$15,729	$22,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$774	$807
Accounts payable	1,938	1,953
Accrued clinical trial expenses	1,164	1,437
Accrued other expenses	2,007	2,792
Unearned revenue	1,723	2,493
Total current liabilities	7,606	9,482

Other liabilities	161	194
Total liabilities	7,767	9,676

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2009 and 2008; none issued and outstanding in 2009 and 2008	-	-
Common stock, $0.001 par value; 200,000 shares authorized; 88,604 and 88,423 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	89	88
Additional paid-in capital	227,166	226,672
Accumulated other comprehensive income (loss)	17	(40)
Accumulated deficit	(219,310)	(213,629)
Total stockholders' equity	7,962	13,091
Total liabilities and stockholders' equity	$15,729	$22,767

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$3,795	$3,729

Operating expenses:
Research and development	7,289	7,693
General and administrative	1,930	2,440
Total operating expenses	9,219	10,133

Loss from operations	(5,424)	(6,404)

Other income (expense):
Interest income	27	261
Interest expense, net of change in fair value of Kingsbridge warrants	(13)	(121)
Other	(271)	4
Total other income (expense), net	(257)	144

Net loss	$(5,681)	$(6,260)

Other comprehensive income:
Unrealized holding gain on securities available
for sale	$57	$8

Other comprehensive income	57	8

Comprehensive loss	$(5,624)	$(6,252)

Basic and diluted net loss per share	$(0.06)	$(0.08)

Shares used in computing basic and diluted net loss per share	88,600	75,401

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2008	88,423	$88	$226,672	$(40)	$(213,629)	$13,091
Comprehensive loss:
Net loss	-	-	-	-	(5,681)	(5,681)
Unrealized change in investments, net	-	-	-	57	-	57
Total comprehensive loss						(5,624)
Common stock issued under stock benefit plans	181	1	67	-	-	68
Stock-based compensation	-	-	427	-	-	427
Balance, March 31, 2009	88,604	$89	$227,166	$17	$(219,310)	$7,962

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,681)	$(6,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	265
Non-cash adjustments for premiums/discounts on investments	7	(18)
Non-cash charges for stock-based compensation	427	563
Change in fair value of warrant	(3)	87
Change in accounts receivable	629	(235)
Change in accounts payable and accrued expenses	(1,068)	(734)
Change in unearned revenue	(795)	4,067
Change in other assets and liabilities, net	1,023	(1,702)
Net cash used in operating activities	(5,240)	(3,967)

Cash flows from investing activities:
Purchases of property and equipment	-	(183)
Purchases of investment securities	(1,002)	(1,983)
Proceeds from sale and maturity of investment securities	2,000	10,730
Net cash provided by investing activities	998	8,564

Cash flows from financing activities:
Proceeds from issuance of common stock,
net of issuance costs	68	62
Principal payments of long-term debt and change in sinking fund	(210)	(200)
Net cash used in financing activities	(142)	(138)

Increase (decrease) in cash and cash equivalents	(4,384)	4,459
Beginning balance of cash and cash equivalents	14,315	7,289

Ending balance of cash and cash equivalents	$9,931	$11,748

Supplemental disclosures of cash flow information:
Interest paid	$16	$28

See accompanying notes to condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading.  The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008 and the results of its operations and cash flows for the three-month periods ended March 31, 2009 and March 31, 2008.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(2)	Fair Value Measurements

We apply the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a three-level hierarchy for fair value measurements.  The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  These include certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at March 31, 2009 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash & cash equivalents	$9,931	$9,931	$-	$-

Marketable securities	2,093	2,093	-	-

Total assets at fair value	$12,024	$12,024	$-	$-

Liabilities:

Interest rate swap agreement	$11	$-	$11	$-

Warrant liability	31	-	31	-

Total liabilities at fair value	$42	$-	$42	$-

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at December 31, 2008 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash & cash equivalents	$14,315	$14,315	$-	$-

Marketable securities	3,042	3,042	-	-

Total assets at fair value	$17,357	$17,357	$-	$-

Liabilities:

Interest rate swap agreement	$19	$-	$19	$-

Warrant liability	35	-	35	-

Total liabilities at fair value	$54	$-	$54	$-

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale.  Our marketable securities consist primarily of corporate bonds and government agency bonds.

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

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income/loss in shareholders’ equity. Included in accumulated other comprehensive income was a net unrealized gain of $57,000 and $8,000 for the three months ending March 31, 2009 and 2008, respectively.

(3)	Stock Benefit Plans

Stock Option Plans

At our Annual Meeting in June 2002, our stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan).  Our stockholders have subsequently approved amendments to the 2002 Plan to increase the number of shares of common stock available to be issued under the 2002 Plan to 11,580,000. The Compensation Committee administers options granted under all stock option plans, approves the individuals to whom options were granted, and determines the number of options and exercise price of each option.  At March 31, 2009 there are 2,997,022 shares available for future issuance under the 2002 Plan. Outstanding options under the 2002 Plan at March 31, 2009 expire through 2019.  Outstanding options under the 1993 Plan and 2000 Plan at March 31, 2009 expire through 2012 and 2011, respectively.

In August 2003, GenVec, Inc. and Diacrin Inc. consummated a business combination under which we acquired Diacrin through an exchange of stock.  Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (1997 Plan).  As of March 31, 2009, awards outstanding under the 1997 Plan were 85,634 shares, which expire through 2012.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three-month periods ended March 31, 2009 and March 31, 2008, which was allocated as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)	(in thousands)

Research and development	$319	$410
General and administrative	108	153
	$427	$563

We use the Black-Scholes pricing model to value stock options.  The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2009 and 2008 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Risk-free interest rate	1.61%	2.99%
Expected dividend yield	0.00%	0.00%
Expected volatility	94.59%	83.28%
Expected life (years)	5.87	5.67
Weighted-average fair value of options	$0.31	$1.25

The volatility assumption for 2009 and 2008 is based on the weighted average volatility for the most recent 1-year period as well as the volatility over the expected life of 5.87 years and 5.67 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, 1.61% for the three months ended March 31, 2009 and ranging from 2.75% to 3.16% for the three months ended March 31, 2008.

The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The expected life of employee stock options represents the weighted average obtained from combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options.  The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.  We do not record tax related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The status of the plans for the three months ended March 31, 2009 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except per share data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2008	7,060	$2.28
Granted	2,165	0.41
Exercised	-	-
Forfeited	(161)	1.82
Expired	(194)	3.42
Stock options outstanding at March 31, 2009	8,870	$1.81	6.7	$65
Vested or expected to vest at March 31, 2009	5,631	$2.17	5.8	$28
Exercisable at March 31, 2009	4,403	$2.44	5.1	$-

Unrecognized stock-based compensation related to stock options was approximately $3.2 million as of March 31, 2009. This amount is expected to be expensed over a weighted average period of 2.5 years.  The aggregate intrinsic value of stock options outstanding and exercisable as of March 31, 2009 and exercised during the three-month period ended March 31, 2009 is approximately $65,000, $0, and $0, respectively.  We realized no proceeds from options exercised during the three months ended March 31, 2009 and 2008 as there were no options exercised during those periods.

The following table summarizes information about our stock options outstanding at March 31, 2009:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $1.00	2,175	8.8	$0.41	-	$-
$1.01 - $3.00	5,361	6.8	1.91	3,122	1.93
$3.01 - $4.00	880	3.6	3.23	866	3.23
$4.01 - $5.00	380	2.2	4.28	341	4.30
$5.01 - $10.00	74	1.7	6.07	74	6.07
	8,870	6.7	$1.81	4,403	$2.44

Employee Stock Purchase Plan

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan).  Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of our common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower.  Substantially all employees are eligible to participate.  Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation.  The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares.  In January 2009, subsequent to the offering period ending December 31, 2008, we sold 181,491 shares of common stock.  As of March 31, 2009, there were 1,699,304 shares available for issuance under the Purchase Plan.  The Purchase Plan will terminate on October 18, 2010, unless terminated earlier by the Board of Directors.

(4)	Committed Equity Financing Facility (CEFF)

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a 3-year period, subject to certain conditions and limitations.  The CEFF expired on March 15, 2009.  Due to the pricing formula under the CEFF the actual amount of financing available to us under the CEFF was substantially less than the committed amount.  Net proceeds from the sale of common stock under the CEFF were used to help defray costs associated with expanded clinical testing of TNFerade™ in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes.  As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67 per share.  The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011.  We classified the warrant as a current liability, which is recorded at its fair value as determined under a Black-Scholes pricing model.  Assuming a 2.5 year remaining life for the warrant, a 1.72 percent risk-free interest rate, a 94.59 percent expected volatility, and no dividend yield, the fair value of the warrant liability as of March 31, 2009 was $31,000.  Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

Under the CEFF, Kingsbridge was required, subject to certain conditions and limitations, to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period.  Settlement for sales under the CEFF took place in two tranches after the fourth and eighth day of the pricing period.  In June 2007, we initiated our first draw against the CEFF.  On June 26, 2007, subsequent to the first 4 days of the pricing period, we sold 769,773 shares of common stock for gross proceeds of $1.8 million.  On July 2, 2007, subsequent to the last 4 days of the pricing period, we sold 832,441 shares of common stock for gross proceeds of $1.8 million. In April 2008, we initiated our second draw against the CEFF.  On April 18, 2008, subsequent to the first 4 days of the pricing period, we sold 777,057 shares of common stock for gross proceeds of $1.47 million.  On April 25, 2008, subsequent to the last 4 days of the pricing period, we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million.

Prior to the expiration of the CEFF on March 15, 2009, we had sold 3,284,830 shares of common stock for gross proceeds of $6.5 million to Kingsbridge in the aggregate.  Kingsbridge holds no shares of common stock purchased pursuant to the CEFF; therefore, all shares sold are recorded in permanent equity. During the three-month period ended March 31, 2009, we expensed the remaining $273,000 of deferred financing charges in connection with the expiration of the CEFF on March 15, 2009.

(5)	Net Loss per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings per Share.  Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of shares of common stock outstanding during the period.  The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.  For the three months ended March 31, 2009 and 2008, approximately 4.4 million and 3.6 million common stock equivalent shares, respectively, have not been considered in the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

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

We have made certain reclassifications to prior year amounts to conform to the 2009 presentation.

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

•
our access to additional cash and working capital and our ability to raise capital to fund clinical programs and future operations, including through sales of common or preferred stock , the issuance of debt, or collaborative arrangements;

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

Further information on the factors and risks that could affect our business, financial condition, and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update our forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFerade™ biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths expected in the trial, demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC arm alone (Hazard Ratio = 0.753; 95% Confidence Interval [0.494-1.15]). An independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned. In November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer. Fast Track designation can potentially expedite the regulatory review of TNFerade by the FDA.

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

In partnership with our collaborators, we also have multiple vaccines in development. All of these funded programs utilize our core adenovector technology. Our lead vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security and the U.S. Department of Agriculture. It is anticipated that a license application for an FMD vaccine will be filed within a year. We have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) to develop a human immunodeficiency virus (HIV) vaccine and a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative (MVI) to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

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

Furthermore, our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party. We cannot forecast with certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

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

Furthermore, the current domestic and global economic conditions have made it more difficult for companies like us to access capital from the financial and credit markets. Prolonged negative changes in domestic and global economic conditions, such as the current economic conditions, or further disruptions of either or both of the financial and credit markets will further adversely affect our ability to access additional capital. While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development, clinical, manufacturing, and commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization. The continued advancement of TNFerade through the Phase III portion of the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process, and the establishment of manufacturing capabilities will continue to require capital, and we expect to have to incur significant additional costs to manufacture and commercialize TNFerade if we receive marketing approval. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to further delay, reduce the scope of or eliminate our research, development, clinical programs, manufacturing, or commercialization efforts, effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

In light of the difficulties in accessing capital, we have taken and are continuing to take steps to lower our operating costs in order to reduce costs. These steps included announcing on January 29, 2009 that we eliminated 22 positions, as a result of which we incurred $269,000 of expenses in the first quarter of 2009. Further, where possible we are minimizing our unfunded expenditures on activities not critical to the clinical development of TNFerade. This includes reducing our current spending on contract manufacturing. In March 2009, we entered into a letter agreement amending the manufacturing development agreement that we had previously entered into with Cobra Biomanufacturing Plc in January 2008 to produce commercial quantities of TNFerade. Under the terms of the amendment, Cobra will suspend its activities under the original agreement until the end of the second quarter of 2009, when at our sole discretion, we may terminate the original agreement, or we may resume performance pursuant to a newly negotiated schedule of services and fees.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of the 10-K.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Results of Operations

GenVec’s net loss was $5.7 million (or $0.06 per share) on revenues of $3.8 million for the three months ended March 31, 2009. This compares to a net loss of $6.3 million (or $0.08 per share) on revenues of $3.7 million in the same period in the prior year. Included in our net loss for the first three months of 2009 was stock-based compensation expense of $427,000 as compared to $563,000 for the same period in the prior year. GenVec ended the first quarter of 2009 with $12.0 million in cash and investments.

Revenue

Revenues for the three-month period ended March 31, 2009 were primarily derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and HSV-2.

In March 2009, we signed a one-year contract with the MVI to support the development of vaccines to fight malaria. We will receive approximately $770,000 in program funding, and this contract will continue work funded by MVI that began in 2004. The scope of work under this contract includes the development and testing of novel adenovirus-based vaccines. There have been no revenues recognized under this agreement in the three months ending March 31, 2009.

Revenues for the three-month period ended March 31, 2009 were $3.8 million, which represent an increase of 2 percent when compared to revenues of $3.7 million in the comparable prior year period.

The increase in revenues for the three-month period ended March 31, 2009 are primarily due to increases in revenues associated with our grant programs and our HIV program of $255,000 and $135,000, respectively, as compared to the comparable prior year period. Higher revenues under our grant programs result, in part, from work performed under our HSV-2 and RSV grants in the three-month period ended March 31, 2009 that had not begun in the comparable prior year period. In addition, higher revenues are a result of an increased effort in our hearing loss and balance disorders program in the first quarter of 2009 period compared to the same period in 2008. Higher revenues associated with our HIV program are due to increased efforts associated with the development of an alternate adenovirus serotype as a vector. Partially offsetting the increases is a decrease in revenue of $274,000 under our malaria program as compared to the prior year period.

Expenses

Operating expenses were $9.2 million for the three-month period ended March 31, 2009, which represents a decrease of 9 percent as compared to $10.1 million in the comparable prior year period. In January 2009, we announced we eliminated 22 positions, as a result of which we incurred $269,000 of expense. Of these 22 positions, 15 positions were classified in our research and development area and 7 positions were classified in our general and administrative area.

Research and development expenses for the three-month period ended March 31, 2009 decreased 5 percent to $7.3 million as compared to $7.7 million for the comparable prior year period. The decrease is primarily due to lower personnel costs, reduced patient site and lab costs related to our TNFerade program and reduced materials costs related to our funded programs and to a lesser extent TNFerade and general lab materials and supplies. These decreases are partially offset by increased costs related to the manufacturing costs of TNFerade, as it relates to the amendment to our Cobra amendment more fully described in the following paragraph, and our FMD program. Included in the personnel costs are $193,000 in severance costs as a result of our reduction of 15 positions in January 2009. There were no severance costs in the comparable period in 2008. Additionally, stock-based compensation expense allocated to research and development decreased $91,000 as compared to the comparable prior year period.

In January 2008, we entered into a manufacturing development agreement with Cobra Biomanufacturing Plc to produce commercial quantities of TNFerade, our lead product candidate. The manufacturing development agreement covers technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots. Under the terms of the agreement, we made an advance payment of $1.0 million. This advance payment was recorded in accordance with EITF 07-3, Accounting for Nonrefundable Advance Payments, which requires us to defer and capitalize nonrefundable advance payments until the related services are performed.

In March 2009, we entered into a letter agreement amending the original agreement and the associated services. Under the terms of the amendment, Cobra suspended its activities under the original agreement until the end of the second quarter of 2009, when at our sole discretion, we may terminate the original agreement, or we may resume performance pursuant to a newly negotiated schedule of services and fees. Under the terms of the amendment, we paid Cobra an initial payment of $700,000 in March, and will pay an additional $1.1 million through June 30, 2009. These payments will provide us with access to the Cobra facility in 2009 through June 30th. In addition, we waived our rights to amounts remaining unused as of the date of the amendment relating to the advanced payment. As a result, in March 2009 we expensed the remaining $669,000 of the advance payment. Prior to the amendment being signed, we made an additional advance payment of $425,000. All amounts paid to Cobra on or before March 31, 2009 have been charged to expense. If we decide to terminate the agreement at the end of the second quarter of 2009, we will be obligated to pay Cobra a termination fee of $350,000.

General and administrative expense for the three-month period ended March 31, 2009 decreased 21 percent to $1.9 million as compared to $2.4 million for the comparable prior year period. The decrease is primarily due to lower personnel costs, seminar and conference costs, travel costs, professional costs, and depreciation costs, partially offset by higher insurance costs and facility costs in the period. Included in the personnel costs are $76,000 in severance costs as a result of our reduction of 7 positions in January 2009. There was $81,000 in severance costs in the comparable period in 2008. Additonally, stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, decreased $45,000 for the three-month period ended March 31, 2009 as compared to the same period in 2008.

Other Income (Expense)

Total other income (expense) decreased $401,000 for the three-month period ended March 31, 2009 as compared to the prior year period. Total other income is composed of interest income, interest expense, net of the change in fair value of the Kingsbridge warrants, and other income.

Interest income for the three-month period ending March 31, 2009 was $27,000 compared to $261,000 in the comparable prior year period. The decreases in interest income were due mainly to lower investment balances and, to a lesser extent, lower yields earned on our investment portfolio.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three-month period ending March 31, 2009 was $13,000 compared to $121,000 in the comparable prior year period. The decrease in interest expense was primarily due to a decrease in expense associated with the Kingsbridge warrant of $90,000 as compared to the corresponding period in the prior year. Additionally, in the three-month period ending March 31, 2009, interest expense associated with our debt obligations has decreased due to the declining balances of these obligations as compared to the corresponding period in the prior year.

Other income (expense) for the three-month period ending March 31, 2009 was a net expense for the period of $271,000 as compared to net income of $4,000 in the comparable prior year period. The decrease resulted primarily from the expensing of the remaining $273,000 of deferred financing charges when our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) expired on March 15, 2009.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2009 we have an accumulated deficit of $219.3 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2009, cash and investments totaled $12.0 million as compared to $17.4 million at December 31, 2008.

For the three months ended March 31, 2009, we used $5.2 million of cash for operating activities. This consisted of a net loss for the period of $5.7 million, which included approximately $221,000 of non-cash depreciation and amortization, $427,000 of non-cash stock option expenses, and $273,000 from the write off of our deferred financing charges due to the expiration of our CEFF with Kingsbridge. Net cash was used primarily for the advancement of our TNFerade pancreatic clinical trial, including our manufacturing activities, and to a lesser extent general and administrative activities.

Net cash provided from investing activities during the three months ended March 31, 2009 was $998,000. There were no purchases of property and equipment during the period.

Net cash used in financing activities during the three months ended March 31, 2009 was $142,000, which included $68,000 of cash provided from the issuance of common stock under our Employee Stock Purchase Plan. This cash provided was offset by cash used in financing activities of $210,000 for the repayment of our debt obligations.

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations. During the three-year term of the CEFF, which expired on March 15, 2009, we sold 3,284,830 shares of common stock to Kingsbridge for total gross proceeds of $6.5 million.

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

We have also taken and are continuing to take steps to lower our operating costs in order to reduce our expenses. These steps included our announcement on January 29, 2009 that we were eliminating 22 positions, as a result of which we incurred $269,000 of expenses in the first quarter of 2009. Further, where possible, we are minimizing our unfunded expenditures on activities that are not critical to the clinical development of TNFerade. This includes reducing our current spending on contract manufacturing, which is reflected in the amendment to our manufacturing development agreement with Cobra as described above. We currently estimate we will use approximately $9.0 to $10.0 million of cash in the 12 months ending March 31, 2010. Our estimated cash to be used includes approximately $2.1 million in contractual obligations, including amounts due under our Cobra amendment, and, $0.1 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations into the second quarter of 2010.

Significant additional capital will be required to develop our product candidates through clinical development, manufacturing, and commercialization, including the continued advancement of TNFerade through the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process for TNFerade and the establishment of manufacturing capabilities for TNFerade. We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. The current domestic and global economic conditions have made it more difficult for companies like us to access capital from the financial and credit markets, and have made it more likely we will have to pursue additional strategic alliances, licensing arrangements or collaborations for our product candidates, including for TNFerade. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations, as we expect to continue to rely on government funding for a significant portion of our revenues for the next few years and, to a lesser extent, interest income.

If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to delay, reduce the scope of or eliminate our research, development, clinical programs, manufacturing, or commercialization efforts, effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in the contractual commitments table in our Form 10-K for the year ended December 31, 2008.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. On January 1, 2009 we adopted of EITF 07-01 and it did not have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after March 31, 2009 are not expected to have a significant effect on our financial position or results of operations.

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

As of March 31, 2009, we have an outstanding bond payable totaling $0.7 million. This bond bears interest at a variable rate based on LIBOR. During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7% plus a remarketing fee. The remaining debt has a fixed rate and is not subject to interest rate exposure.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2009, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of March 31, 2009, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  In addition, the following information reflects the current conditions of the capital markets, which present uncertainties to all companies that rely on capital markets for liquidity or financing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.37	March 20, 2009 Letter Agreement amending the Manufacturing Development Agreement between the Company and Cobra Biomanufacturing Plc dated January 18, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 8, 2009	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer, and Corporate Secretary