Form 10-Q
period 2009-06-30
GENVEC INC
filed 2009-08-07
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

As of July 31, 2009, the Registrant had 98,335,723 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,430	$14,315
Short-term investments	1,198	3,042
Accounts receivable	1,041	2,091
Prepaid expenses and other	580	1,407
Bond sinking fund	708	355
Total current assets	14,957	21,210
Property and equipment, net	1,057	1,550
Other assets	-	7
Total assets	$16,014	$22,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$740	$807
Accounts payable	1,287	1,953
Accrued clinical trial expenses	1,403	1,437
Accrued other expenses	2,085	2,792
Unearned revenue	1,182	2,493
Total current liabilities	6,697	9,482

Other liabilities	125	194
Total liabilities	6,822	9,676

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2009 and 2008; none issued and outstanding in 2009 and 2008	-	-
Common stock, $0.001 par value; 200,000 shares authorized in 2009 and 2008; 98,220 and 88,423 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	98	88
Additional paid-in capital	233,088	226,672
Accumulated other comprehensive income (loss)	125	(40)
Accumulated deficit	(224,119)	(213,629)
Total stockholders' equity	9,192	13,091
Total liabilities and stockholders' equity	$16,014	$22,767

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$3,781	$3,863	$7,576	$7,592

Operating expenses:
Research and development	7,096	8,356	14,385	16,049
General and administrative	1,453	2,289	3,383	4,729
Total operating expenses	8,549	10,645	17,768	20,778

Loss from operations	(4,768)	(6,782)	(10,192)	(13,186)

Other income (expense):
Interest income	8	156	35	417
Interest expense, net of change in fair value of Kingsbridge warrants	(52)	73	(65)	(48)
Other	3	3	(268)	7
Total other income (expense), net	(41)	232	(298)	376

Net loss	$(4,809)	$(6,550)	$(10,490)	$(12,810)

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.12)	$(0.17)

Shares used in computing basic and diluted net loss per share	92,053	78,707	90,356	77,073

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

Net loss	$(4,809)	$(6,550)	$(10,490)	$(12,810)
Unrealized holding gain (loss) on securities available for sale	108	(89)	165	(81)

Comprehensive loss	$(4,701)	$(6,639)	$(10,325)	$(12,891)

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2008	88,423	$88	$226,672	$(40)	$(213,629)	$13,091
Comprehensive loss:
Net loss	-	-	-	-	(10,490)	(10,490)
Unrealized change in investments, net	-	-	-	165	-	165
Total comprehensive loss						(10,325)
Common stock and warrants issued under shelf registration, net	9,615	9	5,500	-	-	5,509
Common stock issued under stock benefit plans	182	1	67	-	-	68
Stock-based compensation	-	-	849	-	-	849
Balance, June 30, 2009	98,220	$98	$233,088	$125	$(224,119)	$9,192

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,490)	$(12,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510	517
Non-cash adjustments for premiums/discounts on investments	11	(24)
Non-cash charges for stock-based compensation	849	1,128
Change in fair value of warrant	35	(5)
Change in accounts receivable	1,050	(22)
Change in accounts payable and accrued expenses	(1,442)	(45)
Change in unearned revenue	(1,361)	2,084
Change in other assets and liabilities, net	798	(1,424)
Net cash used in operating activities	(10,040)	(10,601)

Cash flows from investing activities:
Purchases of property and equipment	-	(315)
Purchases of investment securities	(1,002)	(4,004)
Proceeds from sale and maturity of investment securities	3,000	14,608
Net cash provided by investing activities	1,998	10,289

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	5,577	15,812
Proceeds from issuance of common stock issued under CEFF, net of issuance costs	-	2,906
Principal payments of long-term debt and change in sinking fund	(420)	(400)
Net cash provided by financing activities	5,157	18,318

Increase (decrease) in cash and cash equivalents:	(2,885)	18,006
Beginning balance of cash and cash equivalents	14,315	7,289

Ending balance of cash and cash equivalents	$11,430	$25,295

Supplemental disclosures of cash flow information:
Interest paid	$32	$56

See accompanying notes to condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008 and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2009 and June 30, 2008. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at June 30, 2009 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash & cash equivalents	$11,430	$11,430	$-	$-

Marketable securities	1,198	1,198	-	-

Total assets at fair value	$12,628	$12,628	$-	$-

Liabilities:

Warrant liability	$70	$-	$70	$-

Total liabilities at fair value	$70	$-	$70	$-

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

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income/loss in stockholders’ equity. Included in other comprehensive income was a net unrealized gain of $165,000 and an unrealized loss of $81,000 for the six months ending June 30, 2009 and 2008, respectively.

(3)	Stock Benefit Plans

Stock Option Plans

At our Annual Meeting in June 2002, our stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan). Our stockholders have subsequently approved amendments to the 2002 Plan to increase the number of shares of common stock available to be issued under the 2002 Plan to 11,580,000. The Compensation Committee administers options granted under all stock option plans, approves the individuals to whom options were granted, and determines the number of options and exercise price of each option. At June 30, 2009 there are 3,506,246 shares available for future issuance under the 2002 Plan. Outstanding options under the 2002 Plan at June 30, 2009 expire through 2019. Outstanding options under the 1993 Plan and 2000 Plan at June 30, 2009 expire through 2012 and 2011, respectively.

In August 2003, GenVec, Inc. and Diacrin Inc. consummated a business combination under which we acquired Diacrin through an exchange of stock. Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (1997 Plan). As of June 30, 2009, awards outstanding under the 1997 Plan were 67,284 shares, which expire through 2012.

Stock Option Valuation and Expense Information under SFAS No. 123(R), “Share Based Payment”

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three-month and six-month periods ended June 30, 2009 and June 30, 2008, which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Research and development	$308	$424	$627	$834
General and administrative	114	141	222	294
	$422	$565	$849	$1,128

We use the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2009 and 2008 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008

Risk-free interest rate	1.66%	3.03%
Expected dividend yield	0.00%	0.00%
Expected volatility	94.59%	83.28%
Expected life (years)	5.87	5.67
Weighted-average fair value of options	$0.33	$1.26

The volatility assumption for 2009 and 2008 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.87 years and 5.67 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 1.61% to 2.69% and 2.75% to 3.68%, respectively, for the six months ended June 30, 2009 and 2008.

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

Stock Options

The status of the plans for the six months ended June 30, 2009 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except per share data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2008	7,060	2.28
Granted	2,263	0.43
Exercised	-	-
Forfeited	(584)	1.29
Expired	(472)	3.06
Stock options outstanding at June 30, 2009	8,267	$1.80	7.0	$623
Vested or expected to vest at June 30, 2009	5,248	$2.19	5.9	$209
Exercisable at June 30, 2009	4,430	$2.38	5.4	$-

Unrecognized stock-based compensation expense related to stock options was approximately $2.8 million as of June 30, 2009. This amount is expected to be expensed over a weighted average period of 2.3 years. During the three and six-month periods ended June 30, 2009 and 2008, there were no stock options exercised. As such, we realized no proceeds nor was there any aggregate intrinsic value associated with the exercise of stock options during the respective periods.

The following table summarizes information about our stock options outstanding at June 30, 2009:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $1.00	2,043	9.6	$0.43	1	$0.41
$1.01 - $3.00	5,017	6.9	1.91	3,266	1.92
$3.01 - $4.00	816	3.6	3.23	804	3.23
$4.01 - $5.00	317	2.4	4.28	285	4.29
$5.01 - $10.00	74	1.5	6.07	74	6.07
	8,267	7.0	$1.80	4,430	$2.38

Employee Stock Purchase Plan

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of our common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. As of June 30, 2009, there were 1,699,304 shares available for issuance under the Purchase Plan. In July 2009, subsequent to the offering period ended June 30, 2009; we issued 115,884 shares of common stock for net proceeds of approximately $41,000. The Purchase Plan will terminate on October 18, 2010, unless terminated earlier by the Board of Directors.

(4)	Committed Equity Financing Facility (CEFF)

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a 3-year period, subject to certain conditions and limitations. The CEFF expired on March 15, 2009. Due to the pricing formula under the CEFF the actual amount of financing available to us under the CEFF was substantially less than the committed amount. Net proceeds from the sale of common stock under the CEFF were used to help defray costs associated with expanded clinical testing of TNFerade™ in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67 per share. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011. We classified the warrant as a current liability, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 2.2 year remaining life for the warrant, a 2.53 percent risk-free interest rate, a 94.59 percent expected volatility, and no dividend yield, the fair value of the warrant liability as of June 30, 2009 was $70,000. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

Under the CEFF, Kingsbridge was required, subject to certain conditions and limitations, to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price on each trading day during an 8-day pricing period. Settlement for sales under the CEFF took place in two tranches after the fourth and eighth day of the pricing period. In June 2007, we initiated our first draw against the CEFF. On June 26, 2007, subsequent to the first 4 days of the pricing period, we sold 769,773 shares of common stock for gross proceeds of $1.8 million. On July 2, 2007, subsequent to the last 4 days of the pricing period, we sold 832,441 shares of common stock for gross proceeds of $1.8 million. In April 2008, we initiated our second draw against the CEFF. On April 18, 2008, subsequent to the first 4 days of the pricing period, we sold 777,057 shares of common stock for gross proceeds of $1.47 million. On April 25, 2008, subsequent to the last 4 days of the pricing period, we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million.

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

(5)	Commitments

In January 2008, we entered into a manufacturing development agreement with Cobra to produce commercial quantities of TNFerade, our lead product candidate. The manufacturing development agreement covers technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots. Under the terms of the agreement, we made an advance payment of $1.0 million. This advance payment was recorded in accordance with EITF 07-3, “Accounting for Nonrefundable Advance Payments,” which requires us to defer and capitalize nonrefundable advance payments until the related services are performed. As of December 31, 2008, $669,000 of the $1.0 million advance payment remained in prepaid and other assets.

In March 2009, we entered into a letter agreement amending the original agreement and the associated services. During the first quarter of 2009, we paid and expensed $1.1 million for access to the Cobra facility under the original Cobra agreement and the letter agreement amending the original agreement. As of the date of the amendment, we also waived our rights to amounts remaining unused relating to the advanced payment. As a result, in March 2009 we expensed the remaining $669,000 of the advance payment.

During the second quarter of 2009, we paid and expensed an additional $1.1 million for access to the Cobra facility in accordance with the letter agreement amending the original Cobra agreement. Effective June 30, 2009, pursuant to the terms of the letter agreement, we terminated the agreement and its associated services schedule with Cobra and paid Cobra a termination fee of $350,000. All amounts paid to Cobra have been charged to expense as of June 30, 2009.

(6)	Net Loss per Share

We calculate net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of shares of common stock outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. As of June 30, 2009 and 2008, approximately 4.4 million and 3.7 million common stock equivalent shares associated with our stock option plans and approximately 12.4 million and 2.8 million common stock equivalent shares associated with our outstanding warrants, respectively, have not been considered in the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(7)	Stockholders’ Equity

On June 11, 2008, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51. The warrants, which have a term of 5 years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (EITF 00-19). The estimated fair market value of the warrants at the date of issuance was $1,930,000. Proceeds of this offering, net of offering costs, totaled $15.7 million.

On May 29, 2009, pursuant to our shelf registration statement, we completed a registered direct offering to an institutional investor of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase one share of common stock at a per unit price of $0.624. The warrants, which have a term of 5 years and an exercise price of $0.858 per share, were valued using the Black-Scholes pricing model as of the closing date and recorded in permanent equity in accordance with EITF 00-19. The estimated fair market value of the warrants at the date of issuance was $4,221,000. Proceeds of this offering, net of offering costs, totaled $5.5 million.

(8)	Reclassifications

We have made certain reclassifications to prior year amounts to conform to the 2009 presentation.

(9)	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how we reference various elements of U.S. GAAP when preparing our financial statement disclosures, but will have no impact on our financial position or results of operations.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The statement establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events in accordance with SFAS No. 165 from our interim balance sheet date of June 30, 2009, through our filing date, August 7, 2009, and concluded that no events or transactions require disclosure or recognition in our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FAS 107-1/ APB 28-1), which amends the disclosure requirements of FAS 107 and Opinion 28.  FAS 107-1/ APB 28-1 states that disclosures about the fair value of financial instruments should be included in the financial statements for interim reporting periods.  This is effective for interim reporting periods ending after June 15, 2009.  Our adoption of FAS 107-1/ APB 28-1 did not have a material effect on our financial position or results of operations.

Other new pronouncements issued but not effective until after June 30, 2009 are not expected to have a significant effect on our financial position or results of operations.

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

•
our access to additional cash and working capital and our ability to raise capital to fund clinical programs and future operations, including through sales of common or preferred stock , the issuance of debt, or through strategic alternatives;

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

STRATEGIC AND CLINICAL OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFerade™ biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths expected in the trial, demonstrated an approximately 25 percent lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC arm alone (Hazard Ratio = 0.753; 95 percent Confidence Interval [0.494-1.15]). An independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned.  In November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer.  Fast Track designation can potentially expedite the regulatory review of TNFerade by the FDA.

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

In partnership with our collaborators, we also have multiple vaccines in development. All of these funded programs utilize our core adenovector technology. Our lead vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security and the U.S. Department of Agriculture. It is anticipated that a license application for an FMD vaccine will be filed within a year. We are collaborating with the National Institute of Allergy and Infectious Diseases (NIAID) to develop a human immunodeficiency virus (HIV) vaccine and a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative (MVI) to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

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

In light of the difficulties in accessing capital, we have taken and are continuing to take steps to lower our operating costs in order to reduce costs. These steps included announcing on January 29, 2009 that we eliminated 22 positions, as a result of which we incurred $269,000 of expenses in the first quarter of 2009. Further, where possible we are minimizing our unfunded expenditures on activities not critical to the clinical development of TNFerade. This includes reducing our current spending on contract manufacturing. In March 2009, we entered into a letter agreement amending the manufacturing development agreement that we had previously entered into with Cobra Biomanufacturing Plc (Cobra) in January 2008 to produce commercial quantities of TNFerade.  Under the terms of the letter agreement, at our direction Cobra agreed to suspend its activities under the original agreement until the end of the second quarter of 2009. Effective June 30, 2009, we terminated the agreement.

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

FINANCIAL OVERVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Results of Operations

GenVec’s net loss was $4.8 million (or $0.05 per share) on revenues of $3.8 million for the three months ended June 30, 2009.  This compares to a net loss of $6.6 million (or $0.08 per share) on revenues of $3.9 million in the same period in the prior year. GenVec’s net loss was $10.5 million (or $0.12 per share) on revenues of $7.6 million for the six months ended June 30, 2009.  This compares to a net loss of $12.8 million (or $0.17 per share) on revenues of $7.6 million for the six months ended June 30, 2008. Included in our net loss for the first six months of 2009 was stock-based compensation expense of $849,000 as compared to $1.1 million for the same period in the prior year. GenVec ended the second quarter of 2009 with $12.6 million in cash and investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2009 were primarily derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against FMD for livestock or vaccines against malaria, HIV, RSV, and HSV-2.

In March 2009, we signed a one-year contract with the MVI to support the development of vaccines to fight malaria. This contract was valued at approximately $770,000 and will continue work funded by MVI that began in 2004. The scope of work under this contract includes the development and testing of novel adenovirus-based vaccines. We have recognized revenues of approximately $208,000 under this agreement in the three months ending June 30, 2009.  In July 2009, this contract was amended and is now valued at approximately $2.0 million.  In July 2009, we received a grant from the NIAID, valued at approximately $600,000 over two years that will be used to identify new antigens for malaria vaccine development.

Revenues for the three-month and six-month periods ended June 30, 2009 were $3.8 million and $7.6 million, respectively, and were relatively consistent as compared to revenues of $3.9 million and $7.6 million in the comparable prior year periods.

Revenues recognized under our various funded research projects for the three and six-month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

FMD	$1,372	$1,716	$3,223	$3,583
HIV	1,839	1,278	3,341	2,644
Malaria	208	434	209	710
Other	362	435	803	655

Total	$3,781	$3,863	$7,576	$7,592

Lower revenues under both the FMD and malaria programs in each period are due mainly to the scope of work performed in the current periods as compared to the prior year. Also contributing to the lower revenue under the malaria program for the six-month period is the limited work conducted prior to the signing of the 2009 contract at the end of March 2009. The increase in revenue associated with our HIV program in each period is due mainly to increased research and process development efforts as compared to the comparable prior year periods.

Expenses

Operating expenses were $8.6 million and $17.8 million for the three-month and six-month periods ended June 30, 2009, which represent decreases of 20 percent and 14 percent as compared to $10.6 million and $20.8 million in the comparable prior year periods.  In January 2009, we announced the elimination of 22 positions, as a result of which we incurred $269,000 of expense.  Of these 22 positions, 15 positions were classified in our research and development area and 7 positions were classified in our general and administrative area.

Research and development expenses for the three-month and six-month periods ended June 30, 2009 decreased 15 percent and 10 percent to $7.1 million and $14.4 million, respectively, as compared to $8.4 million and $16.0 million for the comparable prior year periods.   The decrease in both periods is primarily due to lower personnel costs, reduced patient, site, lab, data management, monitoring, and materials costs related to our TNFerade program and to a lesser extent materials related to our funded programs and reduced general lab materials and supplies.  These decreases are partially offset by increased costs in both periods related to the manufacturing costs of TNFerade as it relates to the letter agreement and subsequent termination of our Cobra contract (more fully described below) and our FMD program.  We also incurred additional personnel costs of $193,000 in severance costs as a result of our reduction of 15 positions in January 2009.  There were no severance costs in the comparable period in 2008.  Additionally, stock-based compensation expense allocated to research and development decreased $116,000 and $207,000 respectively, as compared to the comparable prior year periods.

In January 2008, we entered into a manufacturing development agreement with Cobra to produce commercial quantities of TNFerade, our lead product candidate.  The manufacturing development agreement covers technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots.  Under the terms of the agreement, we made an advance payment of $1.0 million.  This advance payment was recorded in accordance with EITF 07-3, “Accounting for Nonrefundable Advance Payments,” which requires us to defer and capitalize nonrefundable advance payments until the related services are performed. As of December 31, 2008, $669,000 of the $1.0 million advance payment remained in prepaid and other assets.

In March 2009, we entered into a letter agreement amending the original agreement and the associated services.  During the first quarter of 2009, we paid and expensed $1.1 million for access to the Cobra facility under the original Cobra agreement and the letter agreement amending the original agreement.  As of the date of the amendment, we also waived our rights to amounts remaining unused relating to the advanced payment.  As a result, in March 2009 we expensed the remaining $669,000 of the advance payment.

During the second quarter of 2009, we paid and expensed an additional $1.1 million for access to the Cobra facility in accordance with the letter agreement amending the original Cobra agreement. Effective June 30, 2009, pursuant to the terms of the letter agreement, we terminated the agreement and its associated services schedule with Cobra and paid Cobra a termination fee of $350,000. All amounts paid to Cobra have been charged to expense as of June 30, 2009.

General and administrative expense for the three-month and six-month periods ended June 30, 2009 decreased 36 percent and 28 percent to $1.5 million and $3.4 million as compared to $2.3 million and $4.7 million for the comparable prior year periods.  The decrease in both periods is primarily due to lower professional costs, personnel costs, facility costs, and recruiting costs, partially offset by higher insurance costs.  Stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, decreased $27,000 and $72,000 for the three-month and six-month periods ended June 30, 2009 as compared to the same period in 2008. We also incurred additional personnel costs of $76,000 in severance costs as a result of our reduction of 7 positions in January 2009.  There was $81,000 in severance costs in the comparable period in 2008.

Other Income (Expense)

Total other income (expense) decreased to ($41,000) and ($298,000) for the three-month and six-month periods ended June 30, 2009 as compared to $232,000 and $376,000 of income for the comparable periods in the prior year.  Total other income (expense) is composed of interest income, interest expense, net of the change in fair value of the Kingsbridge warrants, and other income.

Interest income for the three-month and six-month periods ending June 30, 2009 was $8,000 and $35,000 compared to $156,000 and $417,000 respectively in the comparable prior year period. The decreases in interest income were due mainly to lower investment balances and, to a lesser extent, lower yields earned on our investment portfolio.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three-month and six-month periods ended June 30, 2009 was a net expense of $52,000 and $65,000 compared to a net income of $73,000 and net expense of $48,000 in the comparable prior year periods.  The increase in interest expense, net, in both the three-month and six-month periods ended June 30, 2009 was primarily due to an increase in expense associated with the Kingsbridge warrant of $131,000 and $41,000 respectively as compared to the corresponding periods in the prior year.  Additionally, in the six-month period ending June 30, 2009, interest expense associated with our debt obligations has decreased due to the declining balances of these obligations as compared to the corresponding period in the prior year.

Other income (expense) for the three-month and six-month periods ended June 30, 2009 was a net income of $3,000 and a net expense of $268,000 as compared to net income of $3,000 and $7,000 in the comparable prior year periods.  The decrease resulted primarily from the expensing of the remaining $273,000 of deferred financing charges when our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) expired on March 15, 2009.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of June 30, 2009, we have an accumulated deficit of $224.1 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of June 30, 2009, cash and investments totaled $12.6 million as compared to $17.4 million at December 31, 2008.

For the six months ended June 30, 2009, we used $10.0 million of cash for operating activities. This consisted of a net loss for the period of $10.5 million, which included approximately $510,000 of non-cash depreciation and amortization, $849,000 of non-cash stock option expenses, and $273,000 from the write off of our deferred financing charges due to the expiration of our CEFF with Kingsbridge.  Net cash was used primarily for the advancement of our TNFerade pancreatic clinical trial, including our manufacturing activities and, to a lesser extent, general and administrative activities.

Net cash provided from investing activities during the six months ended June 30, 2009 was $2.0 million. There were no purchases of property and equipment during the period.

Net cash provided by financing activities during the six months ended June 30, 2009 was $5.2 million, which included $5.5 million, net of proceeds, from the registered direct financing completed in May 2009 that is described below and $68,000 of cash provided from the issuance of common stock under our Employee Stock Purchase Plan.  This cash provided was offset by cash used in financing activities of $420,000 for the repayment of our debt obligations.

On March 15, 2006, we entered into a CEFF with Kingsbridge, under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations.  During the three-year term of the CEFF, which expired on March 15, 2009, we sold 3,284,830 shares of common stock to Kingsbridge for total gross proceeds of $6.5 million.

On February 1, 2007, we filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3.  The shelf registration statement was declared effective February 12, 2007 and allows us to issue any combination of common stock, preferred stock, warrants, or debt securities.

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

On May 29, 2009, we entered into a purchase agreement with a single institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock as part of a registered direct offering pursuant to our shelf registration statement.  The shares of common stock and warrants are being offered in units consisting of one share of common stock and a warrant to purchase one share of common stock at a price of $0.624 per unit.  The warrants, which have a term of 5 years and an exercise price of $0.858 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity.   Proceeds of this offering, net of offering costs, totaled $5.5 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities.

We have also taken and are continuing to take steps to lower our operating costs in order to reduce our expenses.  We announced on January 29, 2009 that we eliminated 22 positions.  As a result we incurred $269,000 of expenses in the first quarter of 2009.  Further, where possible, we are minimizing our unfunded expenditures on activities that are not critical to the clinical development of TNFerade.  This includes reducing our current spending on contract manufacturing, which is reflected in the amendment to, and subsequent termination of our manufacturing development agreement with Cobra as described above.  We currently estimate we will use approximately $8.0 to $11.0 million of cash in the twelve months ending June 30, 2010.  Included in our estimate for cash to be used over the next twelve months is approximately $0.9 million related to our contractual obligations and $0.1 million for capital expenditures.  Based on this estimate we have sufficient resources to fund our operations into the third quarter of 2010.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how we reference various elements of U.S. GAAP when preparing our financial statement disclosures, but will have no impact on our financial position or results of operations.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The statement establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events in accordance with SFAS No. 165 from our interim balance sheet date of June 30, 2009, through our filing date, August 7, 2009, and concluded that no events or transactions require disclosure or recognition in our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FAS 107-1/ APB 28-1), which amends the disclosure requirements of FAS 107 and Opinion 28.  FAS 107-1/ APB 28-1 states that disclosures about the fair value of financial instruments should be included in the financial statements for interim reporting periods.  This is effective for interim reporting periods ending after June 15, 2009.  Our adoption of FAS 107-1/ APB 28-1 did not have a material effect on our financial position or results of operations.

Other new pronouncements issued but not effective until after June 30, 2009 are not expected to have a significant effect on our financial position or results of operations.

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

As of June 30, 2009, we have an outstanding bond payable totaling $0.7 million with a variable interest rate based on LIBOR.  During 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate over the life of the bond at 6.7 percent plus a remarketing fee.  On July 1, 2009, the bond was paid in full and the interest rate swap agreement ended.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2009, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of June 30, 2009, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s annual meeting of shareholders was held on June 17, 2009.  At the annual meeting, the Company’s shareholders voted on the following matters:

1.	Election of two (2) directors to the Company’s Board of Directors, each to serve for a term of three-years or until a successor has been qualified and elected:

	For	Withhold

Paul H. Fischer, Ph.D.	76,022,554	1,969,037
Wayne T. Hockmeyer, Ph. D.	76,143,490	1,848,101

In addition to the directors referred to in the proposal above, the following directors continued to hold office after the annual meeting: Zola P. Horovitz, William N. Kelley, Joshua Ruch, Marc R. Schneebaum, and Kevin M. Rooney.

2.	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year ending December 31, 2009.

For	Against	Abstain

77,339,427	334,975	317,188

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: August 7, 2009	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer, and Corporate Secretary