Form 10-Q
period 2009-09-30
GENVEC INC
filed 2009-11-06
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes ☐       No ☒

As of October 31, 2009, the Registrant had 106,335,723 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,127	$14,315
Short-term investments	1,103	3,042
Accounts receivable	852	2,091
Prepaid expenses and other	476	1,407
Bond sinking fund	-	355
Total current assets	15,558	21,210
Property and equipment, net	933	1,550
Other assets	22	7
Total assets	$16,513	$22,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$807
Accounts payable	1,119	1,953
Accrued clinical trial expenses	1,418	1,437
Accrued other expenses	1,683	2,792
Unearned revenue	585	2,493
Total current liabilities	4,805	9,482

Other liabilities	100	194
Total liabilities	4,905	9,676

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized in 2009 and 2008; none issued and outstanding in 2009 and 2008	-	-
Common stock, $0.001 par value; 200,000 shares authorized in 2009 and 2008; 106,336 and 88,423 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	106	88
Additional paid-in capital	239,153	226,672
Accumulated other comprehensive income (loss)	30	(40)
Accumulated deficit	(227,681)	(213,629)
Total stockholders' equity	11,608	13,091
Total liabilities and stockholders' equity	$16,513	$22,767

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$2,926	$4,205	$10,502	$11,797

Operating expenses:
Research and development	4,774	9,545	19,159	25,594
General and administrative	1,719	1,701	5,102	6,430
Total operating expenses	6,493	11,246	24,261	32,024

Loss from operations	(3,567)	(7,041)	(13,759)	(20,227)

Other income (expense):
Interest income	2	183	37	600
Interest expense, net of change in fair value of Kingsbridge warrants	3	56	(62)	8
Other	-	(37)	(268)	(30)
Total other income (expense), net	5	202	(293)	578

Net loss	$(3,562)	$(6,839)	$(14,052)	$(19,649)

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.15)	$(0.24)

Shares used in computing basic and diluted net loss per share	101,001	88,422	93,953	80,884

See accompanying notes to condensed financial statements.

GENVEC, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(3,562)	$(6,839)	$(14,052)	$(19,649)
Unrealized holding gain (loss) on securities available for sale	(95)	(76)	70	(157)

Comprehensive loss	$(3,657)	$(6,915)	$(13,982)	$(19,806)

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2008	88,423	$88	$226,672	$(40)	$(213,629)	$13,091
Comprehensive loss:
Net loss	-	-	-	-	(14,052)	(14,052)
Unrealized change in investments, net	-	-	-	70	-	70
Total comprehensive loss						(13,982)
Common stock and warrants issued under shelf registration, net	17,615	16	11,075	-	-	11,091
Common stock issued under stock benefit plans	298	2	108	-	-	110
Stock-based compensation	-	-	1,298	-	-	1,298
Balance, September 30, 2009	106,336	$106	$239,153	$30	$(227,681)	$11,608

See accompanying notes to condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,052)	$(19,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784	755
Non-cash adjustments for premiums/discounts on investments	11	(17)
Non-cash charges for stock-based compensation	1,298	1,625
Change in fair value of warrant	39	(78)
Change in accounts receivable	1,239	(653)
Change in accounts payable and accrued expenses	(2,003)	15
Change in unearned revenue	(1,983)	611
Change in other assets and liabilities, net	882	(1,400)
Net cash used in operating activities	(13,785)	(18,791)

Cash flows from investing activities:
Purchases of property and equipment	(150)	(313)
Purchases of investment securities	(1,002)	(6,007)
Proceeds from sales and maturities of investment securities	3,000	17,014
Net cash provided by investing activities	1,848	10,694

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	11,201	15,784
Proceeds from issuance of common stock issued under CEFF, net of issuance costs	-	2,906
Principal payments of long-term debt and change in sinking fund	(452)	(596)
Net cash provided by financing activities	10,749	18,094

Increase (decrease) in cash and cash equivalents	(1,188)	9,997
Beginning balance of cash and cash equivalents	14,315	7,289

Ending balance of cash and cash equivalents	$13,127	$17,286

Supplemental disclosures of cash flow information:
Interest paid	$37	$75

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

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

We have prepared the accompanying condensed, unaudited financial statement in accordance with “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10). In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168),  ASC 105-10 is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities.  It also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative.  ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard changed how we reference various elements of U.S. GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position or results of operations.

(2)	Fair Value Measurements

We apply the provisions of the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) Section 820 (formerly SFAS No. 157) “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 establishes a three-level hierarchy for fair value measurements.  The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at September 30, 2009 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash & cash equivalents	$13,127	$13,127	$-	$-

Marketable securities	1,103	1,103	-	-

Total assets at fair value	$14,230	$14,230	$-	$-

Liabilities:

Warrant liability	$66	$-	$66	$-

Total liabilities at fair value	$66	$-	$66	$-

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

Our interest rate swap agreement was valued at fair market value at the balance sheet date using observable market inputs including forward interest rates derived from yield curves, and therefore was classified within Level 2. The warrant liability has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 4 in this Form 10-Q. The warrant liability related to the Kingsbridge warrants has also been classified within Level 2.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income/(loss) in shareholders’ equity. Included in other comprehensive income/ (loss) were a net unrealized gain of $70,000 and an unrealized loss of $157,000 for the nine months ending September 30, 2009 and 2008, respectively.

(3)	Stock Benefit Plans

Stock Option Plans

At our Annual Meeting in June 2002, our stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan).  Our stockholders have subsequently approved amendments to the 2002 Plan to increase the number of shares of common stock available to be issued under the 2002 Plan to 11,580,000. The Compensation Committee administers options granted under all stock option plans, approves the individuals to whom options were granted, and determines the number of options and exercise price of each option.  At September 30, 2009, there were 3,713,861 shares available for future issuance under the 2002 Plan. Outstanding options under the 2002 Plan at September 30, 2009 expire through 2019.  Outstanding options under the 1993 Plan and 2000 Plan at September 30, 2009 expire through 2012 and 2011, respectively.

In August 2003, GenVec, Inc. and Diacrin, Inc. consummated a business combination under which we acquired Diacrin through an exchange of stock.  Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (1997 Plan).  As of September 30, 2009, there were 67,284 shares subject to outstanding awards under the 1997 Plan, which expire through 2012.

Stock Option Valuation and Expense Information under ASC 718 (formerly SFAS No. 123(R)), “Compensation – Stock Compensation”

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Research and development	$325	$373	$952	$1,207
General and administrative	124	124	346	418
	$449	$497	$1,298	$1,625

We use the Black-Scholes pricing model to value stock options.  The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2009 and 2008 were $0.34 and $1.25, respectively.  The weighted average estimated fair value of options was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008

Risk-free interest rate	1.69%	3.03%
Expected dividend yield	0.00%	0.00%
Expected volatility	94.59%	83.28%
Expected life (years)	5.87	5.67

The volatility assumption for 2009 and 2008 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.87 years and 5.67 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 1.61 to 2.69 percent and 2.75 to 3.68 percent, respectively, for the nine months ended September 30, 2009 and 2008.

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

Stock Options

The status of the plans for the nine months ended September 30, 2009 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except per share data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2008	7,060	$2.28
Granted	2,368	0.44
Exercised	-	-
Forfeited	(602)	1.31
Expired	(877)	2.90
Stock options outstanding at September 30, 2009	7,949	$1.74	7.2	$701
Vested or expected to vest at September 30, 2009	5,046	$2.08	6.3	$243
Exercisable at September 30, 2009	4,584	$2.18	6.0	$117

Unrecognized stock-based compensation expense related to stock options was approximately $2.4 million as of September 30, 2009. This amount is expected to be expensed over a weighted average period of 2.2 years.  During the three and nine-month periods ended September 30, 2009 and 2008, there were no stock options exercised.  As such, we realized no proceeds nor was there any aggregate intrinsic value associated with the exercise of stock options during the respective periods.

The following table summarizes information about our stock options outstanding at September 30, 2009:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $1.00	2,145	9.4	$0.45	324	$0.41
$1.01 - $3.00	4,768	7.0	1.90	3,263	1.91
$3.01 - $4.00	736	3.7	3.24	725	3.23
$4.01 - $5.00	226	3.0	4.26	198	4.28
$5.01 - $10.00	74	1.2	6.07	74	6.07
	7,949	7.2	$1.74	4,584	$2.18

Employee Stock Purchase Plan

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan).  Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of our common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower.  Substantially all employees are eligible to participate.  Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation.  The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares.  As of September 30, 2009, there were 1,583,420 shares available for issuance under the Purchase Plan.  The Purchase Plan will terminate on October 18, 2010, unless terminated earlier by the Board of Directors.

(4)	Committed Equity Financing Facility (CEFF)

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations.  The CEFF expired on March 15, 2009.  Due to the pricing formula under the CEFF the actual amount of financing available to us under the CEFF was substantially less than the committed amount.  Net proceeds from the sale of common stock under the CEFF were used to help defray costs associated with expanded clinical testing of TNFerade™ in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes.  As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67 per share.  The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011.  We classified the warrant as a current liability, which is recorded at its fair value as determined under a Black-Scholes pricing model.  Assuming a two year remaining life for the warrant, a 2.34 percent risk-free interest rate, a 94.59 percent expected volatility, and no dividend yield, the fair value of the warrant liability as of September 30, 2009 was $66,000.  Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

Under the CEFF, Kingsbridge was required, subject to certain conditions and limitations, to purchase shares of common stock at prices between 88 percent and 92 percent of the volume weighted average price on each trading day during an eight-day pricing period.  Settlement for sales under the CEFF took place in two tranches after the fourth and eighth day of the pricing period.  In June 2007, we initiated our first draw against the CEFF.  On June 26, 2007, subsequent to the first four days of the pricing period, we sold 769,773 shares of common stock for gross proceeds of $1.8 million.  On July 2, 2007, subsequent to the last four days of the pricing period, we sold 832,441 shares of common stock for gross proceeds of $1.8 million. In April 2008, we initiated our second draw against the CEFF.  On April 18, 2008, subsequent to the first four days of the pricing period, we sold 777,057 shares of common stock for gross proceeds of $1.47 million.  On April 25, 2008, subsequent to the last four days of the pricing period, we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million.

Prior to the expiration of the CEFF on March 15, 2009, we had sold 3,284,830 shares of common stock to Kingsbridge in the aggregate.  Kingsbridge holds no shares of common stock purchased pursuant to the CEFF; therefore, all shares sold are recorded in permanent equity. When the CEFF expired we expensed the remaining $273,000 of deferred financing charges associated with the CEFF.

(5)	Net Loss per Share

We calculate net loss per share in accordance with ASC 260 (formerly SFAS No. 128) “Earnings Per Share.” Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of shares of common stock outstanding during the period.  The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.  As of September 30, 2009 and 2008, approximately 4.6 million and 4.1 million common stock equivalent shares associated with our stock option plans and approximately 16.4 million and 2.8 million common stock equivalent shares associated with our outstanding warrants, respectively, have not been considered in the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(6)	Stockholders’ Equity

On June 11, 2008, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock.  The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51.  The warrants, which have a term of five years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $1,930,000.  Proceeds of this offering, net of offering costs, totaled $15.7 million.

On May 29, 2009, pursuant to our shelf registration statement, we completed a registered direct offering to an institutional investor of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock.  The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase one share of common stock at a per unit price of $0.624.  The warrants, which have a term of five years and an exercise price of $0.858 per share, were valued using the Black-Scholes pricing model as of the closing date and recorded in permanent equity. The estimated fair market value of the warrants at the date of issuance was $4,221,000.  Proceeds of this offering, net of offering costs, totaled $5.5 million.

On August 31, 2009, pursuant to our shelf registration statement, we completed a registered direct offering to an institutional investor of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock.  The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.5 warrants to purchase one share of common stock at a per unit price of $0.75.  The warrants, which have a term of five years and an exercise price of $0.828 per share, were valued using the Black-Scholes pricing model as of the closing date and accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $2,144,000.  Proceeds of this offering, net of offering costs, totaled $5.6 million.

On September 15, 2009 we received a notice from The NASDAQ Stock Market stating that the minimum bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Marketplace Rule 5450.  The notification letter states that we will be afforded 180 calendar days, or until March 15, 2010, to regain compliance with the minimum closing bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by March 15, 2010, NASDAQ will provide written notification to us that our common stock will be delisted.  At that time, we may appeal NASDAQ’s delisting determination.  Alternatively, we could apply to transfer our common stock to The NASDAQ Capital Market if we satisfy all requirements, other than the minimum bid requirement, for initial listing on The NASDAQ Capital Market set forth in Marketplace Rule 5505.  If this transfer is approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market.  We intend to actively monitor the bid price for our common stock between now and March 15, 2010, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.  Delisting from NASDAQ would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

(7)	Reclassifications

We have made certain reclassifications to prior year amounts to conform to the 2009 presentation.

(8) Recently Issued Accounting Pronouncements

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (ASC 820) – Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets.  The guidance provided is effective for the first reporting period (including interim periods) beginning after issuance.  Our adoption of ASU 2009-05 did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10). ASC 105-10 is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities.  It also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative.  ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard changed how we reference various elements of U.S. GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position or results of operations.

(9) Subsequent Events

We have evaluated all activity through November 6, 2009 (the issue date of the accompanying condensed financial statements) and concluded that no subsequent events have occurred that would require recognition in the accompanying condensed financial statements or disclosure in the notes to the condensed financial statements.

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

•
our access to additional cash and working capital and our ability to raise capital to fund clinical programs and future operations, including through sales of common or preferred stock, the issuance of debt, or through strategic alternatives;

•	any delisting of our common stock from The NASDAQ Stock Market, including delisting due to any continued failure to comply with NASDAQ’s minimum bid price requirements;

•	certain of our product candidates being in the early stages of development;

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

STRATEGIC AND CLINICAL OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFerade™ biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase III pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths expected in the trial, demonstrated an approximately 25 percent lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC arm alone (Hazard Ratio = 0.753; 95 percent Confidence Interval [0.494-1.15]). An independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned.  In November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer.  Fast Track designation can potentially expedite the regulatory review of TNFerade by the FDA. In November 2009, the FDA granted orphan drug designation for TNFerade for the treatment of patients with pancreatic cancer.

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

Our product candidates have not received regulatory approvals, either from the FDA for the United States or from regulatory agencies outside of the United States, which approvals are required before we can market them as therapeutic and/or vaccine products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval in the United States, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologic products have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

The FDA granted orphan drug designation for TNFerade for the treatment of patients with pancreatic cancer in November 2009.  The FDA grants orphan drug designation to drugs that may provide a significant therapeutic advantage over existing treatments and target conditions affecting no more than 200,000 individuals in the United States per year.  Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, waiver of FDA user fees, tax credits and up to seven years of market exclusivity after marketing approval.  Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication, the same drug for a different indication or a drug based on the same active ingredient for the orphan indication if the FDA were to conclude it was clinically superior.

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Furthermore, the current domestic and global economic conditions have made it more difficult for companies like us to access capital from the financial and credit markets. Prolonged negative changes in domestic and global economic conditions, such as the current economic conditions, or further disruptions of either or both of the financial and credit markets will further adversely affect our ability to access additional capital. While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development, clinical, manufacturing, and commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization.  The continued advancement of TNFerade through the Phase III portion of the PACT trial, the FDA regulatory review process, and the establishment of manufacturing capabilities will continue to require capital, and we expect to have to incur significant additional costs to manufacture and commercialize TNFerade if we receive marketing approval.  We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

In September 2009 we received a notice from The NASDAQ Stock Market stating that the minimum bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Marketplace Rule 5450.  The notification letter states that we will be afforded 180 calendar days, or until March 15, 2010, to regain compliance with the minimum closing bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance, NASDAQ will provide written notification to us that our common stock will be delisted.  Delisting from NASDAQ would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to further delay, reduce the scope of, or eliminate our research, development, clinical programs, manufacturing, or commercialization efforts, effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

In light of the difficulties in accessing capital, we have taken and are continuing to take steps to lower our operating costs in order to reduce costs. These steps included announcing on January 29, 2009 that we eliminated 22 positions, as a result of which we incurred $269,000 of expenses in the first quarter of 2009. In addition, where possible we are minimizing our unfunded expenditures on activities not critical to the clinical development of TNFerade. This includes reducing our current spending on contract manufacturing. In March 2009, we entered into a letter agreement amending the manufacturing development agreement that we had previously entered into with Cobra Biomanufacturing Plc (Cobra) in January 2008 to produce commercial quantities of TNFerade.  Under the terms of the letter agreement, at our direction Cobra agreed to suspend its activities under the original agreement until the end of the second quarter of 2009. Effective June 30, 2009, we terminated the agreement.

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

FINANCIAL OVERVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Results of Operations

GenVec’s net loss was $3.6 million (or $0.04 per share) on revenues of $2.9 million for the three months ended September 30, 2009.  This compares to a net loss of $6.8 million (or $0.08 per share) on revenues of $4.2 million in the same period in the prior year. GenVec’s net loss was $14.1 million (or $0.15 per share) on revenues of $10.5 million for the nine months ended September 30, 2009.  This compares to a net loss of $19.6 million (or $0.24 per share) on revenues of $11.8 million for the same period in the prior year. Included in our net loss for the first nine months of 2009 was stock-based compensation expense of $1.3 million as compared to $1.6 million for the same period in the prior year. GenVec ended the third quarter of 2009 with $14.2 million in cash and investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2009 were primarily derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and HSV-2.

In March 2009, we signed a one-year contract with the PATH Malaria Vaccine Initiative (MVI) to support the development of vaccines to fight malaria. This contract was valued at approximately $770,000 and will continue work funded by MVI that began in 2004. The scope of work under this contract includes the development and testing of novel adenovirus-based vaccines.  In July 2009, this contract was amended and is now valued at approximately $2.0 million.  We have recognized revenues of approximately $422,000 under this agreement in the nine months ending September 30, 2009. In July 2009, we received a grant from the NIAID, valued at approximately $600,000 over two years that will be used to identify new antigens for malaria vaccine development.

In August 2009, we received a Phase 2 Small Business Innovation and Research grant from the NIAID to support the development of our vector production technology.  This grant is valued at approximately $2.5 million over three years.  We anticipate beginning  work on this grant in the fourth quarter of 2009 and therefore have not recognized any revenue in the three months ending September 30, 2009.

In September 2009, the NIAID executed its third option period (year four) under the previously announced, five-year contract with us.  GenVec will receive up to $2.3 million for the fourth year, which will support the generation of HIV vaccine candidates with GenVec’s alternate adenovirus serotype technology.

On November 3, 2009, we entered into a new contract with SAIC-Frederick, Inc., a subsidiary of Science Applications International Corporation for the development of influenza and HIV vaccines pursuant to their prime grant from the National Cancer Institute.  Work under this contract will include generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing.  This four-year contract has a total value of over $22 million if all options are exercised.  We will receive approximately $2.6 million under the base period of the contract, which runs through September 30, 2010. There is no assurance that work will be requested in future periods.

Revenues for the three-month and nine-month periods ended September 30, 2009 were $2.9 million and $10.5 million, respectively, and as compared to revenues of $4.2 million and $11.8 million in the comparable prior year periods.

Revenues recognized under our various funded research projects for the three and nine-month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

FMD	$858	$2,043	$4,081	$5,626
HIV	1,559	1,763	4,900	4,408
Malaria	213	178	422	888
Other	296	221	1,099	875

Total	$2,926	$4,205	$10,502	$11,797

Lower revenue under the FMD program for the three and nine months ended September 30, 2009 is mainly due to the scope of work performed in the current periods as compared to the prior year. Lower revenue under the malaria program for the nine-month period ended September 30, 2009 is due mainly to the work performed under the new contract, which did not begin until the second quarter of 2009.  The increase in revenue associated with our HIV program in the nine-month period ended September 30, 2009 is due mainly to increased research, assay, and process development efforts as compared to the comparable prior year period.

Expenses

Operating expenses were $6.5 million and $24.3 million for the three-month and nine-month periods ended September 30, 2009, which represent decreases of 42 percent and 24 percent as compared to $11.2 million and $32.0 million in the comparable prior year periods.  In January 2009, we announced the elimination of 22 positions, as a result of which we incurred $269,000 of expense.  Of these 22 positions, 15 positions were classified in our research and development area and 7 positions were classified in our general and administrative area.

Research and development expenses for the three-month and nine-month periods ended September 30, 2009 decreased 50 percent and 25 percent to $4.8 million and $19.2 million, respectively, as compared to $9.5 million and $25.6 million for the comparable prior year periods.   The decrease in both periods compared to the prior year periods is primarily due to lower personnel costs, reduced patient site, lab, data management, monitoring, and materials costs related to our TNFerade program and to a lesser extent materials related to our funded programs and reduced general lab materials and supplies.  The decrease in the nine month period ended September 30, 2009 was partially offset by increased manufacturing costs related to both our TNFerade program, as it relates to the letter agreement and subsequent termination of our Cobra contract (more fully described in the following paragraph), and our FMD program.  We also incurred additional personnel costs of $193,000 for severance as a result of our reduction of 15 positions in our research and development area in January 2009.  There were no severance costs in the comparable period in 2008.  Additionally, stock-based compensation expense allocated to research and development decreased $48,000 and $255,000, respectively, as compared to the comparable prior year periods.

In January 2008, we entered into a manufacturing development agreement with Cobra to produce commercial quantities of TNFerade, our lead product candidate.  The manufacturing development agreement covered technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots.  Under the terms of the agreement, we made an advance payment of $1.0 million.  This advance payment was recorded in accordance with ASC 730 (formerly EITF 07-3), “Research and Development Costs” (ASC 730), which required us to defer and capitalize nonrefundable advance payments until the related services are performed. As of December 31, 2008, $669,000 of the $1.0 million advance payment remained in prepaid and other assets.

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

All amounts paid to Cobra were charged to expense during the six months ending June 30, 2009.  We have incurred no further expense in the three months ending September 30, 2009 and have no additional commitments under this agreement.

General and administrative expense for the three-month periods ended September 30, 2009 and 2008 were $1.7 million for both periods.  General and administrative expense for the nine-month period ended September 30, 2009 decreased 21 percent to $5.1 million as compared to $6.4 million for the comparable prior year period.  The decrease in the nine-month period is primarily due to lower professional costs and personnel costs.  Stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, remained the same in the three-month period ended September 30, 2009 and decreased $72,000 for the nine-month period ended September 30, 2009 as compared to the same periods in 2008. We also incurred additional personnel costs of $103,000 for severance due mainly to our reduction of 7 positions in January 2009.  We incurred $81,000 in severance costs in the comparable period in 2008.

Other Income (Expense)

Total other income (expense) decreased to $5,000 and ($293,000) for the three-month and nine-month periods ended September 30, 2009 as compared to $202,000 and $578,000 of income for the comparable periods in the prior year.  Total other income (expense) is composed of interest income, interest expense, net of the change in fair value of the Kingsbridge warrants, and other income.

Interest income for the three-month and nine-month periods ending September 30, 2009 was $2,000 and $37,000 compared to $183,000 and $600,000 respectively in the comparable prior year period. The decreases in interest income were due mainly to lower investment balances and lower yields earned on our investment portfolio.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three-month and nine-month periods ended September 30, 2009 was a net income of $3,000 and a net expense of $62,000 compared to a net income of $56,000 and $8,000 in the comparable prior year periods.  The change in interest expense, net, in both the three-month and nine-month periods ended September 30, 2009 was primarily due to an increase in expense associated with the Kingsbridge warrant.  In the three-month period ended September 30, 2009; we incurred expense of $4,000 as compared to $73,000 in the comparable prior year period. In the nine-month period ended September 30, 2009; we incurred expense of $31,000 as compared to net income of $78,000 in the comparable prior year period.  Additionally, in the nine-month period ending September 30, 2009, interest expense associated with our debt obligations has decreased due to the declining balances of these obligations as compared to the corresponding period in the prior year.

Other income (expense) for the three-month and nine-month periods ended September 30, 2009 was a net expense of $0 and $268,000 as compared to net expense of $37,000 and $30,000 for the three-month and nine-month periods ended September 30, 2008.  The decrease in expense in the three-month period ended September 30, 2009 resulted primarily from a bad debt expense that occurred in the comparable period in 2008. The increase in the nine-month period ended September 30, 2009 resulted primarily from the expensing of the remaining $273,000 of deferred financing charges when our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) expired on March 15, 2009.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of September 30, 2009, we have an accumulated deficit of $227.7 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2009, cash and investments totaled $14.2 million as compared to $17.4 million at December 31, 2008.

For the nine months ended September 30, 2009, we used $13.8 million of cash for operating activities. This consisted of a net loss for the period of $14.1 million, which included approximately $784,000 of non-cash depreciation and amortization, $1.3 million of non-cash stock option expense, and $273,000 from the write off of our deferred financing charges due to the expiration of our CEFF with Kingsbridge.  Net cash was used primarily for the advancement of our TNFerade pancreatic clinical trial, including our manufacturing activities and, to a lesser extent, general and administrative activities.

Net cash provided from investing activities during the nine months ended September 30, 2009 was $1.8 million. We purchased $150,000 of property and equipment during the period.

Net cash provided by financing activities during the nine months ended September 30, 2009 was $10.7 million, which included a total of $11.1 million, net of issuance costs, from the registered direct financings completed in August and May 2009 that are described below and $110,000 of cash provided from the issuance of common stock under our Employee Stock Purchase Plan.  This cash provided was offset by cash used in financing activities of $452,000 for the repayment of our debt obligations.

On March 15, 2006, we entered into a CEFF with Kingsbridge, under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations.  During the three-year term of the CEFF, which expired on March 15, 2009, we sold 3,284,830 shares of common stock to Kingsbridge for total gross proceeds of $6.5 million.  No shares were sold during 2009 under the CEFF.

On February 1, 2007, we filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3.  The shelf registration statement was declared effective February 12, 2007 and allows us to issue any combination of common stock, preferred stock, warrants, or debt securities.

On June 11, 2008, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock.  The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51.  The warrants, which have a term of five years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity.   Proceeds of this offering, net of offering costs, totaled $15.7 million.

On May 29, 2009, we entered into a purchase agreement with a single institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock as part of a registered direct offering pursuant to our shelf registration statement.  The shares of common stock and warrants are being offered in units consisting of one share of common stock and a warrant to purchase one share of common stock at a price of $0.624 per unit.  The warrants, which have a term of five years and an exercise price of $0.858 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity.  Proceeds of this offering, net of offering costs, totaled $5.5 million.

On August 31, 2009, pursuant to our shelf registration statement, we completed a registered direct offering to an institutional investor of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock.  The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.5 warrants to purchase one share of common stock at a per unit price of $0.75.  The warrants, which have a term of five years and an exercise price of $0.828 per share, were valued using the Black-Scholes pricing model as of the closing date and accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $2,144,000.  Proceeds of this offering, net of offering costs, totaled $5.6 million.

On September 15, 2009 we received a notice from The NASDAQ Stock Market stating that the minimum bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Marketplace Rule 5450.  The notification letter states that we will be afforded 180 calendar days, or until March 15, 2010, to regain compliance with the minimum closing bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by March 15, 2010, NASDAQ will provide written notification to us that our common stock will be delisted.  At that time, we may appeal NASDAQ’s delisting determination.  Alternatively, we could apply to transfer our common stock to The NASDAQ Capital Market if we satisfy all requirements, other than the minimum bid requirement, for initial listing on The NASDAQ Capital Market set forth in Marketplace Rule 5505.  If this transfer is approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market.  We intend to actively monitor the bid price for our common stock between now and March 15, 2010, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.  Delisting from NASDAQ would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities.

We have taken and are continuing to take steps to lower our operating costs in order to reduce our expenses.  We announced on January 29, 2009 that we eliminated 22 positions.  As a result, we incurred $269,000 of expenses in the first quarter of 2009.  Further, where possible, we are minimizing our unfunded expenditures on activities that are not critical to the clinical development of TNFerade.  This includes reducing our spending on contract manufacturing, which is reflected in the amendment to, and subsequent termination of our manufacturing development agreement with Cobra as described above.  We currently estimate we will use approximately $12.0 to $14.0 million of cash in the 12 months ending September 30, 2010.  Included in our estimate for cash to be used over the next twelve months is approximately $1.1 million related to our contractual obligations and minimal capital expenditures.  Based on this estimate we have sufficient resources to fund our operations into the fourth quarter of 2010.

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

The current domestic and global economic conditions have made it more difficult for companies like us to access capital from the financial and credit markets, and have made it more likely we will have to pursue additional strategic alliances, licensing arrangements, or collaborations for our product candidates, including for TNFerade.  If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms not favorable to us.

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

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no change in our significant accounting policies or critical accounting estimates since the end of 2008.

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (ASC 820) – Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets.  The guidance provided is effective for the first reporting period (including interim periods) beginning after issuance. Our adoption of ASU 2009-05 did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105-10 is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities.  It also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative.  ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard changed how we reference various elements of U.S. GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after September 30, 2009 are not expected to have a significant effect on our financial position or results of operations.

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

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2009, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of September 30, 2009, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk.  Before making an investment decision you should carefully consider the risk factors discussion provided under Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and all of the other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission.  If any of the risks contained in those reports, or described below, actually occur, our business, results of operations, financial condition and liquidity could be harmed and the value of our securities could decline and you could lose all or part of your investment.  In addition, you should also consider the following risk factor, which amends and supplements the foregoing risk factors.

Our common stock is at risk for delisting from The NASDAQ Stock Market.  If it is delisted, our stock price and the liquidity of our common stock would be impacted.

Our stock price has closed below $1.00 per share since November of 2008, with the exception of three trading days in June of 2009.  On September 15, 2009 we received a notice from The NASDAQ Stock Market stating that the minimum bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Marketplace Rule 5450.  The notification letter states that we will be afforded 180 calendar days, or until March 15, 2010, to regain compliance with the minimum closing bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by March 15, 2010, NASDAQ will provide written notification to us that our common stock will be delisted.  At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel.  Alternatively, we could apply to transfer our common stock to The NASDAQ Capital Market if we satisfy all requirements, other than the minimum bid requirement, for initial listing on The NASDAQ Capital Market set forth in Marketplace Rule 5505.  If we were to elect to apply for such transfer and if we satisfy the applicable requirements and our application is approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market.

Delisting from NASDAQ would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.7	Form of Warrant (1).

4.8	Form of Warrant (2).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 28, 2009.

(2)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 27, 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: November 6, 2009	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer, and Corporate Secretary