Form 10-K
period 2009-12-31
GENVEC INC
filed 2010-03-12
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

As of June 30, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the NASDAQ Global Market on such date was $71,700,482. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2009 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 28, 2010 there were 124,871,515 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFeradeTM biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase 3 pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths necessary to complete the trial, demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC alone arm (Hazard Ratio = 0.753; 95% Confidence Interval [0.494 – 1.15]). At this time, an independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned.

In November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer. In November 2009, the FDA granted orphan drug designation for TNFerade for the treatment of patients with pancreatic cancer. In January 2010, GenVec announced that 184 events (deaths) had occurred in the PACT trial. This event, which represents two-thirds of the total events expected in the trial, triggered the next interim analysis of overall survival in the trial. GenVec expects data from this interim analysis to be available in March or April of 2010.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein, in cells of the tumor. Clinical trials have been conducted and encouraging results have previously been reported in studies for esophageal cancer, head and neck cancer, rectal cancer, and soft tissue sarcomas. We expect to initiate a Phase 1 clinical trial in prostate cancer in 2010.

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. In the case of TNFerade, this approach reduces side effects typically associated with systemic delivery of the TNFα protein. For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities have also yielded additional therapeutic product candidates that utilize our technology platform and we believe represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We have recently entered into a research collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis), which focuses on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

In partnership with our collaborators, we also have multiple vaccines in development. All of these programs are funded by third-parties and utilize our core adenovector technology. One vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture. We anticipate a conditional license application for a FMD vaccine will be filed in late 2010. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a human immunodeficiency virus (HIV) vaccine and an influenza virus vaccine. We also have a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

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

Develop and commercialize additional product opportunities through strategic collaborations and partnerships.  We are engaged in seeking strategic collaborations and partnerships to further develop and potentially commercialize our therapeutic and vaccine product candidates. Our preferred strategy is to consider collaborative arrangements with third parties for some or all aspects of development, manufacturing, marketing, and sales of products developed from our product candidates that we believe will require broad marketing capabilities and marketing outside of the U.S. In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. We intend to seek corporate partnerships in the following programs:

•	Vaccine against HSV-2, which is the virus responsible for most cases of genital herpes.
•	Vaccine against RSV, which is the most common viral cause of lower respiratory infections in infants and young children.
•	Vaccines against foot-and-mouth disease, which is a major, worldwide animal health problem.

Maintain our leadership in adenovirus vectors and further develop our core technologies.  We intend to continue to enhance our gene delivery capabilities through internal research as well as external collaborations and possible acquisitions. We have received peer-reviewed external funding from the U.S. government and from nonprofit foundations to improve our technology platform for vaccine and gene delivery applications. For example, we have received funding to develop our cell line technology for antigen discovery and for a second-generation product candidate to treat cancer. We intend to further strengthen our technologies relating to process development, formulation, and manufacturing through our existing and future relationships.

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

TNFerade has also been granted orphan drug status for the treatment of pancreatic cancer. The FDA grants orphan drug designation to drugs that may provide a significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. Emerging clinical data suggest TNFerade may prolong the survival of patients with locally advanced pancreatic cancer when combined with front-line therapy. Clinical data also suggest TNFerade has activity against a variety of types of cancer.

In two separate Phase 1 trials (solid tumors and soft tissue sarcomas), TNFerade, in conjunction with standard radiation therapy, demonstrated that it was generally well tolerated. Tumor size reduction of 25% or greater was observed in more than 70% of patients in 12 different tumor types, including pancreatic, rectal, melanoma, small cell lung, breast, and sarcoma. Results from the Phase 1 trial in solid tumors were published in the February 15, 2004 issue of the Journal of Clinical Oncology. The Phase 1 study of 14 patients with soft tissue sarcoma, published in the September 1, 2004 issue of Clinical Cancer Research, demonstrated TNFerade activity in a tumor type for which the TNFα protein has been approved for use in Europe.

Based on the results of our Phase 1 studies, we initiated a Phase 2, dose-escalation study in 50 patients with locally advanced pancreatic cancer to determine the best therapeutic dose of TNFerade in combination with standard chemoradiation. Results from this study suggested activity, including an apparent dose related improvement in survival. Based on these data, we initiated a randomized, controlled, Phase 2 study of 74 patients. In consultation with the FDA, this Phase 2 study was amended in March 2006 to become a Phase 2/3, 330-patient pivotal (PACT) trial that would support registration of TNFerade for this indication. The primary endpoint for the PACT trial was originally based on 12-month survival.

We conducted an initial safety and efficacy analyses of the Phase 2/3 trial in the fourth quarter of 2006. In December 2006, we reported the preliminary analysis of safety data based on the first 40 patients treated and survival data on the first 51 patients treated. The safety analysis indicated there was no significant difference in the occurrence of serious adverse events (including thrombotic events) between the treatment and control groups. The efficacy data indicated a potentially emerging trend of an overall survival advantage in patients receiving TNFerade.

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

In November 2008, interim data were released based on an analysis after one-third (92) of deaths expected in the trial. Interim results demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC alone arm. Kaplan-Meier analysis of data demonstrated that overall survival at 12 months was 39.9% in the TNFerade plus SOC arm versus 22.5% in the SOC alone arm. Overall survival at 18 months was 30.5% in the TNFerade plus SOC arm versus 11.3% in the SOC alone arm. At 24 months, overall survival was 10.6% in the TNFerade plus SOC arm versus 11.3% in the SOC alone arm. Median survival was 9.9 months in both arms of the trial. The encouraging hazard ratio of 0.753 (Confidence Interval [0.494 – 1.15]) was mostly due to survival advantages occurring after the median rank. Additional details from this interim analysis were presented at the annual meeting of the American Society of Clinical Oncology in June 2009.

In January 2010, we announced that 184 events (deaths) had occurred in the PACT trial. This event, which represents two-thirds of the total events required to complete the study, triggered the next interim analysis of overall survival in the trial. Data from this interim analysis is expected to be available in March or April of 2010.

In March 2010, preclinical research on TNFerade was published in Molecular Therapy demonstrating that local treatment of an animal tumor with TNFerade suppresses metastases to lymph nodes by activating CD8+ T cells. Activation of these anti-tumor cells is mediated by Interferon-|gb, a known potent immune regulator. In addition to impacting local disease, the potential ability of TNFerade to suppress metastatic disease provides additional insight into the mechanism by which TNFerade may extend the lives of cancer patients.

New treatments for pancreatic cancer are urgently needed. According to a 2009 publication of the American Cancer Society, pancreatic cancer is the fourth leading cause of cancer deaths in the U. S., and the number of cases diagnosed increases year to year. In 2009, the American Cancer Society projected approximately 42,470 new cases of pancreatic cancer would be diagnosed that year in the U. S., and nearly all of these patients will die from their disease.

Additional Indications.  TNFerade has been and is currently being evaluated for its potential use in the treatment of several other cancers including:

•	Head and Neck Cancer. In 2009, the American Cancer Society projected approximately 48,000 new cases of head and neck cancer would be diagnosed in the United States that year. In January 2007, we initiated two separate Phase 2/3 studies at the University of Chicago to explore the use of TNFerade as a component of standard of care treatment for head and neck cancer, a disease where local control is crucial for effective treatment and is considered an accepted regulatory endpoint for this indication. Both studies were funded in part by the National Cancer Institute (NCI) of the NIH. The first study examined TNFerade as a second-line treatment for inoperable, recurrent tumors. In May 2008, encouraging data from this study were presented at the annual meeting of the American Society for Clinical Oncology. It was reported that 9 of 10 evaluable patients in the trial achieved an objective response to treatment. Of these patients, four achieved complete clinical response by Response Evaluation Criteria in Solid Tumor (RECIST) criteria. In February 2010, the trial was concluded having successfully determined the maximum tolerated dose (MTD). In the future, we intend to explore the continued development of TNFerade for this patient population. The second study was a single-site study intended to address elderly or frail patients with new onset, locally advanced disease. This trial was terminated due to poor enrollment.
•	Esophageal Cancer. In 2009, the American Cancer Society projected 16,470 new cases of esophageal cancer would be diagnosed that year. It is projected in 2009 approximately 14,530 people will die from this disease. A Phase 2, multi-center, dose-escalating study of TNFerade in patients with resectable stage II and III esophageal cancer was conducted to assess the overall survival of patients. In January 2010, we presented the following data on this study: following treatment with TNFerade and chemoradiation, the median overall survival of patients in this study was 47.7 months. This compares favorably to a literature review of comparable studies showing median survival ranging from 9.7 to 34 months.
•	Rectal Cancer. In 2009, the American Cancer Society projected 40,870 new cases of rectal cancer would be diagnosed in the United States that year. A Phase 2 trial occurred to assess the ability of TNFerade to improve tumor responses in conjunction with standard chemoradiation. This single-site study was done in collaboration with the NCI and was designed to compare TNFerade plus standard of care therapy with standard of care therapy in the treatment of patients with biopsy-proven rectal cancer. One objective of this study was to achieve better surgical outcomes in these patients, such as avoidance of colostomy. Encouraging early data were presented at the Annual Meeting of the American Society for Therapeutic Radiology and Oncology in October 2007. Prior to treatment, four of the first seven patients enrolled in the study were classified as highly likely to need sphincter-removing surgery with colostomy. Subsequent to TNFerade plus chemoradiation, all seven patients who underwent surgical resection had successful sphincter sparing procedures. Five of the seven patients achieved pathological complete response defined by the presence of less than 10% viable tumor. In 2009, the principal investigator departed the NCI and the study had to be discontinued.
•	Prostate Cancer. In 2009, the American Cancer Society projected 192,280 new cases of prostate cancer would be diagnosed that year. This 2009 report also projected approximately 27,360 people died from this disease last year. In 2010, we expect to initiate a Phase 1 trial at the University of Chicago to explore the use of TNFerade as a component of standard of care treatment for prostate cancer, a disease where local control is crucial for effective treatment. This single-site study is being conducted in collaboration with, and with the financial support of, the NCI.

Next Generation Cancer Program.  With funding from the NIH, we are exploring additional approaches to utilizing our technology in the treatment of cancer. In September 2009 we received a Phase 1 Small Business Innovation and Research (SBIR) grant from the NCI of the National Institutes of Health (NIH) to support research exploring a new approach to metastatic cancer treatment. Under this grant, valued at approximately $300,000, GenVec will investigate the hypothesis that the delivery of a specific gene will stimulate an antitumor response that could control cancer metastases.

Hearing and Balance Disorders.  In a collaboration with Novartis, our hearing and balance disorders program investigates delivery of the atonal gene in the inner ear. Our research program is focused on therestoration of hearing and balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, a gene termed atonal (Atoh1) induces the generation of these cells. In multiple animal models we have demonstrated that the production of the Atoh1 protein results in the formation of new inner ear sensory hair cells and the restoration of hearing and balance function. There are currently no marketed drug therapies in the U.S. to treat hearing loss or balance disorders.

In December 2007, we received a sub-award under a grant from the National Institute on Deafness and Other Communication Disorders (NIDCD), of the NIH, to develop a gene-based drug therapy to treat severe balance disorders. Under this grant, GenVec will support preclinical research in collaboration with the University of Kansas Medical Center, leading to the development of a drug candidate for clinical testing.

In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. In addition, subject to negotiation of a development agreement, we expect to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.6 million, in milestone payments in addition to royalties on future sales.

VACCINE DEVELOPMENT PROGRAMS

In addition to our therapeutic product development programs, we are working with collaborators to develop vaccines using our adenovector technology. We are currently developing a vaccine in animal health against FMD and preventative vaccines for malaria, HIV, RSV, and HSV-2.

Foot-and-mouth disease (FMD).  FMD is a highly contagious viral disease affecting cows and other animals with cloven hoofs. With our government collaborators, we are developing vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks. Initial testing with a vaccine against FMD showed that inoculated cattle challenged with the virus causing FMD did not develop symptoms. Pending the results of field safety trials, we anticipate a conditional license application for a FMD vaccine will be filed in late 2010.

We have entered into the following agreements related to our FMD vaccine program:

•	U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, we signed a three-year contract with the Department of Homeland Security (DHS) to support the development and manufacture of novel adenovector-based vaccines against FMD. Under the agreement, we received $6.0 million in 2007 for program funding for the first year and had the possibility to receive up to $15.1 million over three years if DHS exercised its renewal options under the contract.

In August 2007, the DHS executed the first renewal option under this agreement, which provided $5.6 million in 2008 to support the development of vaccines for FMD and raised the total value of the three-year agreement to $17.5 million if all renewal options are exercised.

In July 2008, the DHS executed the second renewal option under this agreement, which provided $6.6 million of funding and raised the total value of the agreement to $18.2 million.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new agreement, GenVec will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines.

•	U.S. DEPARTMENT OF AGRICULTURE (USDA)

In August 2004, we signed a one-year, $304,000 cooperative agreement with the U.S. Department of Agriculture (USDA) for the development of vaccine candidates against FMD.

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

Malaria.  With our collaborators we are generating vaccine candidates for the prevention of malaria. We have produced clinical supplies of a multi-antigen vaccine candidate and, under the auspices of the U.S. Naval Medical Research Center (NMRC), a Phase 1/2a clinical study was initiated in January 2007. Data from the low-dose cohort in this trial were presented at the Malaria Vaccines for World Conference in September 2007, and showed that this vaccine was well tolerated and induced strong T-cell responses against the target antigens in all volunteers at this low dose.

In June 2008, data from the higher-dose cohort of volunteers were presented at the Keystone Symposium — Malaria Immunology, Pathogenesis, and Vaccine Perspectives. These data also showed that the malaria vaccine candidate induced strong T-cell responses against the target antigens in all volunteers. In April 2009, data from the challenge phase of this trial were presented at the Annual Conference on Vaccine Research. In this trial, a vaccine utilizing a single antigen did not confer protection in human volunteers in spite of significant immune system activation. A challenge trial utilizing a multi-antigen approach has been completed and data are expected in the second quarter of 2010.

Additionally, a five-antigen vaccine is being developed in collaboration with PATH’s Malaria Vaccine Initiative (MVI) and the NMRC. This vaccine is currently in preclinical testing. There are currently over 300 million cases of malaria in the world each year typically resulting in over two million deaths annually, mostly among children. In April 2008, we received a Small Business Innovation and Research (SBIR) grant from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to support our malaria vaccine program. This grant, valued at approximately $600,000 over two years, is being used to develop enhancements to our vectors for vaccine applications against malaria. In July 2009, we received a grant from the NIAID, valued at approximately $600,000 over two years that will be used to identify new antigens for malaria vaccine development.

We have entered into the following agreements related to our malaria vaccine program:

•	U.S. Naval Medical Research Center (NMRC). In January 2003, we entered into a collaboration with the NMRC, which included a Collaborative Research and Development Agreement (CRADA) and a two-year, $1.9 million contract to develop and construct vaccines against malaria and dengue virus using our proprietary adenovector technologies and production cell line. Under the CRADA, NMRC has provided us with optimized malaria genes to be used in the development of the adenovector-based vaccines as well as providing preclinical evaluation of the vaccine candidates.

In January 2005, we signed a one-year, $1.6 million fixed price contract for the production of malaria vaccines under current Good Manufacturing Practices (cGMP) standards. The NMRC tested the vaccine candidates in preclinical and animal models to assess safety and effectiveness. In conjunction with the preclinical evaluation of the vaccine, we provided regulatory support to NMRC for an Investigational New Drug application with the FDA. A Phase 1/2a clinical trial conducted by NMRC and funded by the United States Agency for International Development (USAID), the Military Infectious Diseases Research Program, and the Congressionally Directed Medical Research Program was initiated in January 2007.

In September 2007, we entered into a CRADA with the U.S. Military Malaria Vaccine Program at the Walter Reed Army Institute of Research and the NMRC for the development and preclinical testing of a malaria vaccine candidate against Plasmodium vivax (P. vivax). More than 50% of malaria cases in U.S. military personnel are caused by P. vivax, which is debilitating upon primary infection and can cause recurrent illness years after infection occurs. This malaria strain has a significant negative impact on world economic productivity and is a major threat to military preparedness. In addition to the CRADA, we signed a one-year, $247,000 contract with the Department of Defense to construct and test the adenovector-based vaccine against P. vivax.

•	PATH’s Malaria Vaccine Initiative (MVI). In March 2004, we signed a two-year, $2.6 million Collaborative Research Development and Supply Agreement with PATH’s MVI for the development, production, and evaluation of vaccines against malaria. Under the contract, we are responsible for constructing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. The contract includes $547,000 for work to be performed under a separate CRADA with the Navy Medical Research Center (NMRC). Under the CRADA, the NMRC will provide us with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates. In August 2006, contract funding for the Collaborative Research Development and Supply Agreement was increased to $3,164,000 and the term was extended through August 2007. In May 2007, we amended and extended our existing Collaborative Research, Development, and Supply Agreement with MVI. The amendment included up to $750,000 in additional funding in 2007 to continue advancing a new multivalent malaria vaccine toward clinical evaluation. We also received additional funding of approximately $72,000 under separate amendments in September 2007.

In March 2009, we signed a one-year contract with MVI to support the development of vaccines to fight malaria. This contract was valued at approximately $770,000 and will continue work funded by MVI that began in 2004. The scope of work under this contract includes the development and testing of novel adenovirus-based vaccines. In July 2009, this contract was amended and extended two years and is now valued at approximately $2.0 million.

Global HIV Vaccine.  With our collaborators we are developing and providing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The Vaccine Research Center (VRC) of the NIAID has completed multiple Phase 1 and Phase 2a clinical trials involving this vaccine candidate, including an international, 480-subject study. In addition, this vaccine candidate is being tested as a therapeutic vaccine in a 15-subject, Phase 1 study with the objective to determine safety and collect evidence of efficacy as measured by immunogenicity and reduction in viral load.

The VRC has completed multiple Phase 1 and Phase 2a clinical trials involving this vaccine candidate. The NIAID is currently evaluating trial designs for testing proof-of-concept for the control of HIV viral load. GenVec manufactured the adenovirus vector component for this trial.

We have entered into the following agreements related to our HIV vaccine program:

•	National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). In December 2001, the VRC at the NIAID selected us to collaborate in the development of a worldwide preventative HIV vaccine candidate. In April 2003, this collaboration was expanded to include the development of a SARS vaccine candidate, and in February 2006, it was expanded to include an influenza vaccine candidate. We have a cost-plus fixed fee subcontract managed for the VRC through SAIC-Frederick, Inc (SAIC), a subsidiary of Science Applications International Corporation, which became effective in January 2002. Under the subcontract, we are responsible for constructing and producing adenovector-based vaccine candidates utilizing our proprietary cell line and second-generation adenovector technology. The program encompasses a base year and six option years. During the fourth quarter of 2008, the program entered an additional option year, resulting in committed funding for fiscal year 2009 of $2.1 million. As a result of this funding, the VRC contract now has a total value of approximately $56.7 million since it was first initiated in 2001.

In November 2009, we entered into a new contract with SAIC for the development of influenza and HIV vaccines pursuant to SAIC’s prime grant from the National Cancer Institute. Work under this contract will include generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. This four-year contract has a total value of over $22 million if all options are exercised. We will receive approximately $2.6 million under the base period of the contract, which runs through September 30, 2010. There is no assurance that work will be requested in future periods.

In September 2006, we entered into an additional agreement directly with the NIAID that provides up to $52 million over five years. This agreement is composed of an initial $7 million commitment with an additional $45 million remaining if the NIAID exercises its annual renewal options. Under the agreement, we will support the transfer of our manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further clinical grade HIV vaccine production. We will also receive funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, we granted the NIAID a non-exclusive research license for our proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines. The program consists of a base year and four option years. In September 2009, the NIAID executed its third option period and the program entered its fourth year of funding during the fourth quarter of 2009. GenVec will receive up to $2.3 million for the fourth year, which will support the generation of HIV vaccine candidates with GenVec’s alternate adenovirus serotype technology. To date, the NIAID has funded $18.8 million under the agreement with one option year remaining.

Respiratory Syncytial Virus (RSV).  In March 2007, we entered into a CRADA with the NIAID to develop vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, but typically occur in the elderly or in those with compromised cardiac, pulmonary, or immune systems. RSV is the most common viral cause of lower respiratory infections in infants and young children. Initial vaccine candidates are in preclinical testing. In May 2008, we received a two-year, $600,000 SBIR grant from the NIH to support work under this program.

HSV-2.  We are developing vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. In March 2008, we received a two-year, $600,000 Phase 1 SBIR grant from the NIH. This is intended to support work being conducted in a collaborative effort by GenVec, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington.

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

New Adenovector Platforms.  We have generated vectors based on different serotypes of adenovirus. These vectors have the potential to improve vaccine potency, avoid pre-existing adenovirus neutralizing antibodies, and to generate mucosal immune responses. In addition, new serotypes of adenovirus vectors are being explored as second-generation oncology drugs, therapeutics, and vaccine candidates.

Proprietary Cell Lines.  We have developed a proprietary production cell line 293-ORF6, which supports the growth of all virus and vector serotypes tested to date. We have developed 293-ORF6 cells and a modification of these cells, M2A, to meet the needs for manufacture of our therapeutic and vaccine products. M2A cells have been developed to produce vectors, in particular vaccine vectors, that express antigens or proteins that interfere with the growth of the vector. In August 2009, we received a Phase 2 Small Business Innovation and Research grant from the NIAID to support the development of our cell line and vector production technology. This grant is valued at approximately $2.5 million over three years.

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

RESEARCH AND DEVELOPMENT

As a clinical stage biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $24.7 million, $33.8 million, and $26.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. These expenses were divided between our research and development platforms in the following manner:

	Year ended December 31,
(in millions)	2009	2008	2007
TNFerade	$13.5	$21.3	$15.0
Vaccines	10.4	11.6	11.0
Other Clinical Programs	0.8	0.9	—
Total	$24.7	$33.8	$26.0

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

Patent Rights and Licenses.  We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2009, we hold or have licenses to 268 issued, allowed, or pending patents worldwide, 89 of which are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing, and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.

TNFerade.  We have issued patents and pending patent applications pertaining to the adenovectors, the expression control elements used in TNFerade to increase production of the TNFα protein by the TNFα gene upon exposure to radiation and/or chemotherapy, and the methods of using TNFerade for treating disease. We have an exclusive worldwide license to issued patents, the last of which expires in 2026, pertaining to radiation-induced gene expression and a radiation-inducible promoter enabling controlled production of therapeutic proteins from gene therapy products, including TNFerade. We are aware, however, of issued patents and pending patent applications of third parties pertaining to the delivery of adenovectors and the treatment of cancer and tumors. It could be alleged that TNFerade conflicts with the issued patents as well as patents that may issue on these patent applications. We have taken licenses to patents covering the use of TNFerade from private companies and academic institutions that involve the payment of milestones and royalties.

In May 1993, we entered into a license agreement with ARCH Development Corporation, a non-profit corporation associated with the University of Chicago (Arch) that has subsequently been restated and amended. Concurrently with entering into that agreement, we also entered into a license agreement with ARCH Development Corporation and the Dana-Farber Cancer Institute, Inc. (DFCI). Pursuant to these two license agreements, which we refer to together as the UC-Tech Agreements, ARCH and DFCI granted us exclusive, worldwide royalty bearing licenses to certain intellectual property rights pertaining to TNFerade. We have previously made a $50,000 milestone payment under the UC-Tech Agreements pursuant to provisions that require us to make a milestone payment equal to $50,000 at the time of filing of an Investigational New Drug Application on a licensed product and $250,000 at the time of filing of an New Drug Application (NDA) on a licensed product (up to a certain maximum number of NDAs). No royalty payments have been made to date, and prior to commercialization of a licensed product, we have no royalty obligations pursuant to the UC-Tech Agreements. The UC-Tech Agreements are terminable by the licensors if we are in material breach of the agreements that we fail to cure or if we become insolvent. We also have the right to terminate the agreements for an uncured material breach or for convenience with prior notice. The UC-Tech Agreements continue in full force until the expiration of all patents or applications covered thereby, unless otherwise terminated. The latest expiring patent under the UC-Tech Agreements expires on September 22, 2026.

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

In May 1998, we entered into an Amended and Restated Exclusive License Agreement with the Cornell Research Foundation, which was subsequently amended. Pursuant to the Cornell agreement we license certain proteins, genes, gene vectors and similar biological materials that relate to our adenovector platform. We are obligated to pay Cornell a yearly maintenance fee of $50,000 (creditable against any royalties payable in that year). No royalty payments have been made to date, and prior to commercialization of a licensed product, we have no royalty obligations to Cornell. The Cornell agreement may be terminated by Cornell or by us in the event of an uncured material breach by the other party, or by us for any reason with prior written notice. The Cornell agreement continues in full force until the expiration of all patents or applications covered thereby, unless otherwise terminated. The latest expiring patent under the Cornell agreement expires on July 31, 2020.

Licenses to Genes.  To create our product candidates, we combine our vectors with genes intended to produce proteins with therapeutic potential. We have secured licenses to applicable genes for this purpose. We often seek to obtain exclusivity, consistent with our business needs, when securing such licenses. In return for the rights we receive under our gene licenses, we typically are required to pay royalties based on any commercial sales of the applicable product during a specified time period, as well as provide additional compensation, including up-front license fees and product development-related milestone payments. We have licensed the Atoh1 gene from the Baylor College of Medicine. This license is worldwide and is exclusive for gene therapy applications.

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

Certain patents pertaining to our product candidates may be eligible for Patent Term Extension under 35 U.S.C. § 156. The term of any patent that claims a human drug product (including human biological products), a method of using a drug product, or a method of manufacturing a drug product is eligible for an extension to restore that portion of the patent term that has been lost as a result of FDA review subject to certain limitations.

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

Manufacturing Strategy.  We are developing our capability to use third-party manufacturers for current Good Manufacturing Practices (cGMP) production of our product candidates for late stage clinical trials. Our research and development facility is located in Gaithersburg, Maryland where we have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and characterization methods for our product candidates. We believe many of the production and assay technologies developed for TNFerade, and those developed more recently under our HIV vaccine contract with NIH, are suitable for our other product development programs.

We intend to continue developing our own manufacturing and testing capabilities while continuing to use third-party contractors in areas where we lack sufficient internal capability. Any plans to expand internal manufacturing capabilities at our facility, including the facilities necessary to manufacture, test, and package an adequate supply of finished products in order to meet our long-term clinical needs and projected commercial needs, will require significant resources and will be subject to ongoing government approval and oversight.

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

In January 2008, we entered into a manufacturing development agreement with Cobra Bio manufacturing Plc (Cobra) for TNFerade. The manufacturing development agreement involved technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots that were to be produced at Cobra’s facility in Oxford, United Kingdom. In March 2009, we entered into a letter agreement amending the manufacturing development agreement with Cobra. Under the terms of the letter agreement, at our direction Cobra agreed to suspend its activities under the original agreement until the end of the second quarter of 2009. Effective June 30, 2009, per the terms of the letter agreement, we terminated the manufacturing development agreement. We are currently evaluating manufacturing strategies for TNFerade.

OUR COMPETITION

Competition in the discovery and development of new methods for treating disease is intense. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies both in the U. S. and abroad. We face significant competition from organizations pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations developing pharmaceuticals that are competitive with our potential therapeutic and vaccine product candidates.

Most of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, most of these organizations, either alone or together with their collaborators, have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, obtaining FDA and other regulatory approvals of products, and manufacturing and marketing products. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical and biotechnology field also depends to a considerable degree on the continuing availability of capital to us.

We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. For example, Abraxis Biosecinece, AB Science, Taiho, Amgen, Celgene, MediGene, Merck, Lorus Therapeutics, and others have products or development programs for the treatment of pancreatic cancer. We are aware of several development-stage and established entities, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease vaccine research and development. These include Sanofi-Aventis, Novartis, GlaxoSmithKline, MedImmune, Inc., (a wholly owned subsidiary of AstraZeneca), Merck, Pfizer, Wyeth, Crucell, Intercell, Vical, and Novavax among others.

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

GOVERNMENT REGULATION

Regulation of Biological Products.  The research, development, testing, manufacture, quality, safety, effectiveness, labeling, packaging, storage, approval, marketing, advertising, and promotion of any biological products developed by us or our collaborators are subject to regulation by federal, state, local, and foreign governmental authorities. In the U.S., new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, such as TNFerade and vaccines, are subject to regulation both under provisions of that Act and under the Public Health Services Act. The process of obtaining FDA approval for a new product is costly and time-consuming, and the outcome is not guaranteed. If approved, drug products are subject to ongoing regulation, and maintaining compliance with appropriate federal, state, local, and foreign statutes and regulations will require the expenditure of substantial time and financial resources.

The steps required before our proposed investigational products may be marketed in the U.S. include:

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

Preclinical studies may take several years to complete. The results of these studies, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The FDA must review the IND prior to the commencement of human clinical trials. Unless the FDA raises concerns (such as concerns that human research subjects will be exposed to unreasonable risks), the IND will become effective thirty days following its receipt by the FDA, and the clinical trials covered by the IND may commence.

Clinical trials typically are conducted in three sequential phases, which often overlap. In Phase 1, a drug is typically studied in a small number of healthy volunteers or patients to test the drug for safety or adverse effects, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology. Phase 2 involves clinical trials in the targeted patient population to determine the effectiveness of the drug for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to gather additional safety data. Phase 3 clinical trials are commonly referred to as pivotal, or registrational, studies and are conducted to further evaluate dosage, to provide substantial evidence of clinical efficacy, and to further test for safety in an expanded and diverse patient population. Each phase may take several years to complete.

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

As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. Although the FDA is not bound by the opinion of the advisory committee, advisory committee discussions may further delay, limit, or prevent approval. The FDA also may conclude that as part of the BLA, the sponsor must develop a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of the drug outweigh the risks. A REMS may have different components, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide better information to consumers about the drug’s risks and benefits.

If FDA evaluations of the BLA are favorable and the agency concludes that the standards for approval have been met, it will issue an approval letter. If it believes the BLA is deficient in some way that precludes approval, the agency will issue a Complete Response Letter that generally identifies the deficiencies, which can be minor, for example, requiring labeling changes, or major, for example, requiring additional preclinical or clinical studies. The Complete Response Letter may also include recommended actions that the applicant might take to place the BLA in a condition for approval. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. If the deficiencies have been addressed to the FDA’s satisfaction, the FDA should be expected to issue an approval letter. Even if the requested information and data are submitted, however, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval.

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including third-party contract facilities that will be involved in the manufacture, production, packaging, testing, and control of the drug substance and finished drug product for cGMP compliance. The FDA will not approve the BLA unless cGMP compliance is satisfactory. In addition, each manufacturing establishment must be registered with the FDA and is subject to periodic FDA inspection. To supply products for use either inside or outside the U.S., including for investigation in clinical trials, domestic, and foreign manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country, often under reciprocal agreements with the FDA or by the FDA.

After a biological product is approved, it is subject to significant ongoing regulation and must comply with requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution, and recordkeeping. Additionally, as a condition of BLA approval, the FDA may require post-approval testing (referred to as Phase 4 clinical trials) and surveillance to monitor the product’s safety or efficacy. In addition, the holder of an approved BLA is required to keep extensive records, to report certain adverse reactions and production deviations and problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for their products. Generally, a company can promote a product only for those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA and supported by substantial evidence. Failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could result in administrative or judicially imposed sanctions or other setbacks, including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions.

Furthermore, if the FDA becomes aware of new safety information, the agency may require post-approval studies or clinical trials to investigate known serious risks or signals of serious risks or in response to the occurrence of unexpected serious risks. If a post-approval study is required, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines. In addition, newly discovered or developed safety or efficacy data may require changes to an approved product’s distribution or labeling, including the addition of new warnings or contraindications.

In November 2008, TNFerade was granted Fast Track designation by the FDA for its proposed use in the treatment of locally advanced pancreatic cancer. Fast Track designation is intended to facilitate the development and expedite the review of products intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address an unmet medical need for such a condition. Although we view Fast Track designation as a significant positive step, it does not guarantee that FDA will approve the product.

In November 2009, the FDA granted orphan drug designation for TNFerade for the treatment of patients with pancreatic cancer. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs that target conditions affecting fewer than 200,000 individuals in the U.S. per year. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a drug with orphan drug designation is approved, it receives a seven-year period of orphan drug exclusivity, during which FDA generally is precluded from approving a drug with the same active ingredient for the same indication. Orphan drug exclusivity does not preclude FDA approving a drug with a different active ingredient for the same indication, or a drug with the same active ingredient for a different indication. Additionally, FDA may approve a drug with the same active ingredient for the same indication, if the subsequent drug is shown to be clinically superior to the product with orphan drug exclusivity. In addition to exclusivity, orphan drug designation also provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, and tax credits.

In addition to regulatory approvals that must be obtained in the U.S., a product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate license application. FDA approval does not assure approval by other regulatory authorities. In addition, in many countries the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

Our FMD vaccine will also require approval prior to commercialization. In the U.S., governmental regulation of animal health products is primarily provided by two agencies: the USDA and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act.

Reimbursement of Pharmaceutical Products.  If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers of our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program. Under Medicare, there are different reimbursement methodologies for certain drugs and biologic products that depend on the site of service. For physician-administered drugs and biologic products furnished in a physician’s office, currently there are two methodologies established by statute. Under the first methodology, if the physician purchases the drug or biologic product, CMS will reimburse the physician based upon that drug or biologic product’s Average Sales Price (ASP) plus 6%. The average sales price is the determined by CMS based upon information reported by manufacturers. The second methodology is the Competitive Acquisition Program (CAP). As an alternative to buying drugs and biologic products from the manufacturer, physicians can enroll in CAP to receive necessary drugs and biologic products from a third party vendor. CMS reimburses these vendors for the drugs and biologic products at prices established through competitive bidding. As of January 1, 2009, CMS has suspended operation of the CAP due to contractual issues with bidding vendors. CMS has indicated that it intends to restart the CAP, but it is not clear when the program will resume. Medicare also has several reimbursement methodologies for drugs and biological products administered in hospital outpatient departments. New drugs and biologicals whose cost is “not insignificant” in relation to payment for related procedures are granted “pass-through status” and are reimbursed at ASP plus 6% for the first two to three years of payment under the Medicare hospital outpatient prospective payment system. For many other drugs and biologic products that do not qualify for pass-through status but have an average cost per day greater than $65, the current Medicare payment to a hospital outpatient department is ASP plus 4%. Drugs and biological products with an average cost per day equal to or less than $65 are not separately reimbursed; payment for these products is included in payment for the associated procedure. Payment levels for drugs without pass-through status and the $65 threshold are subject to change through regulation each calendar year. In addition, Congress may change Medicare reimbursement amounts or methods by statute. Pending health reform legislation also would require CMS to test new payment methodologies that would bundle payment for physician and hospital services and supplies, including drugs and biological products, for an episode of care.

Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries (known as Medicare Part D) commenced to provide Medicare beneficiaries with drug coverage for self-administered drugs and biologic products and other drugs and biologic products not covered by Medicare, including many vaccines. This voluntary benefit is being implemented through private plans under contractual arrangements with the federal government. Currently, these plans negotiate directly with pharmaceutical manufacturers for rebates on drugs dispensed to Medicare Part D beneficiaries. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and use other utilization management tools when determining the drugs and biologic products that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products. Effective January 1, 2008, private Medicare Part D plans pay physicians one payment that includes both the administration cost and the cost of the vaccine for those vaccines that are not already covered by law under Medicare. Pending health reform legislation, if passed, may require manufacturers to pay rebates of 50% on all drugs dispensed to beneficiaries in the Medicare Part D coverage gap, often referred to as the “donut hole.” It is also possible that health reform legislation would require the government to negotiate Medicare Part D rebates directly, which could result in much higher rebate amounts than those currently negotiated with the plans. In addition, although certain cancer treatments are currently included in CMS’s protected classes of drugs for purposes of Medicare Part D formularies, it is possible that future regulatory or legislative changes could change that status.

Currently federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on covered outpatient drugs reimbursed by the Medicaid program as a condition of having federal funds being made available to the states for those drugs under Medicaid and Medicare Part B. Rebate amounts for a product are determined by a statutory formula that is based on prices defined by statute: average manufacturer price (AMP), which must be calculated for all products that are covered outpatient drugs under the Medicaid program, and best price, which must be calculated only for those covered outpatient drugs that are innovator products, such as biologic products. Manufacturers are required to report AMP and best price for each of its covered outpatient drugs to the government on a regular basis. Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Pending health reform legislation, if passed, may make significant changes to the Medicaid drug rebate program, including potentially increasing the base rebate percentage, changing the rebate calculation for new formulations, and expanding rebates to Medicaid managed care populations and Medicare Part D full-benefit dual eligible individuals and, eventually, to other Medicare Part D individuals receiving low income subsidies.

A manufacturer must also participate in the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge statutorily-defined covered entities no more than the 340B discounted price for the manufacturer’s covered outpatient drugs. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. To the extent that pending health reform legislation, as discussed above, causes the statutory and regulatory definitions of AMP and the Medicaid rebate amount to change, these changes also could impact the discounted purchase prices that a manufacturer is obligated to provide under this program. This same pending health reform legislation also, independently, would expand the 340B drug pricing program to include new entity types as well as inpatient purchases by covered entity hospitals, and would obligate manufacturers to sell to covered entities if they sell to any other purchaser.

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

If and when any of our products become commercialized, we could be subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include:

•	The Anti-Kickback Law, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or providing any kickback, bribe, or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease, order or recommending of, any item or services for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;
•	Federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federally funded health care programs that are false or fraudulent, or statements that are knowingly false or fraudulent that support such claims or reduce obligations owed to the federal government; and which may apply to entities like us in relation to our submission of pricing data to the federal government under the programs discussed above, and also to the extent that our interactions with customers may affect their billing or coding practices and submission to the federal government;
•	The Health Insurance Portability and Accountability Act of 1996 (HIPAA) which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services; and
•	State and foreign law equivalents and analogues of each of the above federal laws, such as anti-kickback, consumer protection, false claims laws and the Foreign Corrupt Practices Act, which may apply to items or services reimbursed by any third-party payer, including state and local as well as commercial insurers, or when physicians are employees of a foreign government entity.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Registrant
Paul H. Fischer, Ph.D.	60	President and Chief Executive Officer
Douglas J. Swirsky	40	Sr. Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary
Mark O. Thornton, M.D., MPH, Ph.D.	52	Sr. Vice President, Product Development
Bryan T. Butman, Ph.D.	57	Sr. Vice President, Vector Operations

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

Douglas J. Swirsky joined GenVec in 2006 and serves as Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a CFA charter holder, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business in Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a member of the Board of Directors of PolyMedix, Inc.

Mark O. Thornton, M.D., M.P.H., Ph.D. serves as Senior Vice President of Product Development, and previously as Senior Vice President of Clinical Development. Prior to joining GenVec in 2006, Dr. Thornton was Managing Director, Clinical and Regulatory Affairs at Angiotech Pharmaceuticals, Inc., a biotechnology company, from 2005 to 2006, Chief Medical Officer at ZioPharm, Inc., a biotechnology company, from 2004 to 2005 and Medical Officer at the Food and Drug Administration (FDA) from 2001 to 2004. Dr. Thornton has divided his 17-year career at the FDA and in the biotechnology industry between oncology and infectious disease biologics clinical development. At the FDA, he was on the clinical review team for Erbitux® for its initial colon cancer indication and Pegasys® for its Hepatitis C indication. At the FDA he also led the initial efforts to establish the FDA Gene Therapy Patient Tracking System and published on the topic of optimizing regulatory pathways for cancer vaccines. In industry, Dr. Thornton has performed Phase I-III clinical trials in both oncology and infectious disease settings, and successfully submitted PLAs for CertivaTM while at North American Vaccine and WinRho® while at Univax Biologics.

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

EMPLOYEES

As of February 28, 2010, we had 90 full-time employees, 14 of whom hold M.D. or Ph.D. degrees and 29 of whom hold other advanced degrees. Of our total workforce, 62 are engaged primarily in research and development activities and 28 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

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

We have incurred net losses in each year since our inception in December 1992, including a net loss of $18.4 million for the year ended December 31, 2009. As of December 31, 2009, we had an accumulated deficit of approximately $232.0 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

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

We are focused on clinical product development. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell these products and will not have product revenues from these products. We will require substantial additional funds to conduct research and development activities, preclinical studies, clinical trials, and other activities prior to the commercialization of any potential products, and our ability to access capital depends on several factors beyond our control. We anticipate that such funds will be obtained from external sources and intend to seek additional equity, debt, lease financing, or collaborative agreements with corporate, governmental, or academic collaborators to fund future operations. Our actual capital requirements will depend on, and could increase as a result of, many factors, including but not limited to:

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

Funding for our additional capital requirements will need to be obtained from external sources. The current domestic and global economic conditions have made it more difficult for companies like us to access the financial and credit markets. Prolonged negative changes in domestic and global economic conditions, such as the current economic conditions, or further disruptions of either or both of the financial and credit markets will further adversely affect our ability to access additional capital. While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of, many factors, including the extent to which we choose to advance our research, development, clinical, manufacturing, and commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization. The continued advancement of TNFerade through the Phase 3 portion of the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process, and the establishment of manufacturing capabilities will continue to require capital, and we expect to have to incur significant additional costs to manufacture and commercialize TNFerade if we receive marketing approval. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

We are seeking additional capital primarily through additional strategic alliances, licensing arrangements, collaborative arrangements, or some combination of these financing activities. If market conditions permit, we may seek additional capital through further public or private equity offerings or debt financing. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates or products on terms not favorable to us. These arrangements could harm our business, results of operations, financial condition, cash flow, or future prospects. The overall status of the economic climate could also result in the terms of any equity offering, debt financing or alliance, license, or other arrangement being even less favorable to us and our stockholders than might otherwise be the case if the overall economic climate were stronger.

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

We depend on our collaboration with Novartis for the development of our preclinical hearing loss and balance disorders program.

Under the terms of our collaboration agreement with Novartis, we granted Novartis certain exclusive, worldwide rights in specified intellectual property related to our atonal gene program and atonal adenovectors, as well as non-exclusive, world-wide rights to certain other intellectual property related to our hearing loss and balance disorders program and our adenovector platform related to the atonal gene. Novartis has the right to develop and commercialize any products related to the licensed intellectual property, and our dependence on Novartis for the development and commercialization of those products subjects us to a number of risks, including:

•	We may not be able to control the amount and timing of resources that Novartis devotes to the development or commercialization of product candidates or to their marketing and distribution;

•	Novartis may not be successful in its efforts to obtain regulatory approvals in a timely manner, or at all;
•	Disputes may arise between us and Novartis that result in the delay or termination of the research, development or commercialization of any product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;
•	Novartis may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•	Novartis may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	If we do not agree with Novartis on the terms of a development agreement pursuant to which Novartis will provide us with financial support for research, the program may be delayed;
•	Changes in Novartis’ business strategy may also adversely affect its willingness or ability to complete its obligations under any arrangement; and
•	The collaboration may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

We are a clinical stage company deploying unproven technologies, and we may never be able to develop, obtain regulatory approval of, or market any of our product candidates.

Gene-based products are new and rapidly evolving medical approaches, which have not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based products to date. In addition, no gene therapy product has received regulatory approval in the U S. To date, none of our product candidates has been approved for sale in the U.S. or elsewhere. Gene-based products may be susceptible to various risks, including undesirable and unintended side effects from genes or the delivery systems, unintended immune responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Successful products require significant development and investment, including a lengthy and uncertain period of testing to show their safety and effectiveness before their regulatory approval or commercialization. We have not proven our ability to develop, obtain regulatory approval of, or commercialize gene-based medicines or vaccines. We may be unable to successfully select those genes or antigens with the most potential for commercial development.

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

We depend heavily on the success of our lead product candidate, TNFeradeTM biologic, which is still under development. If we do not obtain FDA approval of TNFerade, or if FDA delays approval or limits the indications for which we may market TNFerade, our business will be materially harmed.

We anticipate that in the near term our ability to generate revenues will depend on the successful development and commercialization of TNFerade. The commercial success of our lead product candidate will depend on several factors, including the following: successful completion of our ongoing randomized, controlled, Phase 3 pivotal trial, known as PACT; receipt of marketing approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities, which is expected to be through third party manufacturers; successfully launching commercial sales; and acceptance of the product in the medical community and by third party payers.

If the data from our ongoing PACT trial is not satisfactory, we may not proceed with the filing of a biological license application, or BLA, for TNFerade or we may be forced to delay the filing. Even if the results of the other pivotal trials appear satisfactory and we file a BLA, the FDA and similar foreign regulatory agencies may not accept our filing, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval. The FDA and other regulatory agencies may have varying interpretations of our clinical trial data, which could delay, limit, or prevent regulatory approval or clearance.

Further, before a product candidate is approved for marketing, we, or any third party manufacturing our product, are subject to inspection of the manufacturing facilities and the FDA will not approve the product for marketing if we or our third party manufacturers are not in compliance with current good manufacturing practices. Even if the FDA and similar foreign regulatory authorities do grant marketing approval for TNFerade, they may narrow the indications for which we are permitted to market TNFerade, may pose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for the affected product and obligation to conduct additional clinical trials would result in increased expenditures and lower revenues. If we are not successful in commercializing TNFerade, or are significantly delayed or limited in doing so, our business will be materially harmed and we may need to curtail or cease operations.

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

We currently expect to produce our product candidates through third-party manufacturers. Problems with any manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped. In addition, any prolonged interruption in the operations of our or a third party’s manufacturing facilities could result in the cancellation of shipments. A number of factors could cause interruptions, including equipment malfunctions, process failures, damage to a facility due to natural disasters or otherwise. Because our manufacturing processes are or are expected to be highly complex and subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all.

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

In addition, our products may face competition from generic biologics that are approved via an abbreviated process on the basis of a showing that the product is the same as (or perhaps similar to) our approved product, rather than on an independent demonstration of the new product’s safety and effectiveness. Although there is currently no process in the U.S. for the submission or approval of generic biologics based upon abbreviated data packages or a showing of sameness to another approved biologic, there is a public dialog at the FDA and in Congress regarding the scientific and statutory basis upon which such products, known as “biosimilars” or “follow-on biologics,” could be approved and marketed in the U.S. We can not be certain when or if Congress will create a statutory pathway for the approval of biosimilars, and we cannot predict what impact, if any, the approval of biosimilars would have on the sales of our products in the U.S. If competitors are able to obtain marketing approval for biosimilars in the U.S. or Europe, our products may become subject to additional competition with the attendant pricing pressure. We also could face increased litigation with respect to the validity and/or scope of patents relating to our products.

If we are unable to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to compete with us.

Our commercial success will depend, in part, on obtaining patent protection for our products and other technologies and successfully defending these patents against third party challenges. Our patent position, like that of other biotechnology firms, is highly uncertain and involves complex legal and factual questions. The laws, rules, and regulations affecting biotechnology patent protection in the U.S. and other countries are uncertain and are currently undergoing review and revision. Changes in, or different interpretations of, patent laws in the U.S. and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

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

The issued patents we already have or may obtain in the future may not provide commercially meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators’ patents in the United States and in other countries. In the event a company, institution, or researcher infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, expensive, and/or time consuming, with no guarantee that our or our collaborators’ patent rights will be upheld. Others may be able to design around these patents or develop unique products providing effects similar to our products. In addition, our competitors may legally challenge our patents and they may be considered invalid. In addition, various components used in developing gene therapy products, such as particular genes, vectors, promoters, cell lines, and construction methods, used by others and by us, are available to the public. As a result, we are unable to obtain patent protection with respect to such components, and third parties can freely use such components. Third parties may develop products using such components that compete with our potential products. Also, with respect to some of our patentable inventions, we or our collaborators have decided not to pursue patent protection outside the United States. Accordingly, our competitors could develop, and receive non-U.S. patent protection for, gene therapies or technologies for which we or our collaborators have or are seeking U.S. patent protection. Our competitors may be free to use these gene therapies or technologies outside the U.S. in the absence of patent protection.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During 2009, our stock price ranged from $0.35 to $1.20. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In November 2001, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying, or preventing a merger or acquisition beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group (except under certain circumstances) acquires 20% or more of our outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

The issuance of debt or equity securities could adversely affect our common stockholders.

We have historically raised capital through the issuance of equity securities, and in the future we expect to issue either debt or equity securities to raise additional capital. We have on file an effective shelf registration statement that allows us to raise up to an additional $37.9 million from the sale of common or preferred stock, debt securities or warrants for the purchase of common or preferred stock, and we have filed a replacement effective shelf registration statement that has not yet been declared effective that will allow us to raise up to $150.0 million from the sale of common or preferred stock or warrants for the purchase of common or preferred stock. We may also choose to issue either debt or equity securities in offerings not made pursuant to our shelf registration statement. The issuance of debt or equity securities could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of debt or equity securities could also decrease the market price of our common stock or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering of common stock on December 12, 2000, our common stock has been traded in the over-the-counter market and is included for quotation on the NASDAQ Global Market under the symbol GNVC. Set forth below is the range of high and low closing sale prices for our common stock as reported on the NASDAQ Global Market for the two most recent years:

	HIGH	LOW
First Quarter 2009	$0.77	$0.35
Second Quarter 2009	$1.09	$0.42
Third Quarter 2009	$0.90	$0.64
Fourth Quarter 2009	$1.20	$0.74
First Quarter 2008	$1.93	$1.02
Second Quarter 2008	$2.36	$1.39
Third Quarter 2008	$1.73	$1.16
Fourth Quarter 2008	$1.20	$0.33

As of February 28, 2010, there were approximately 175 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners.

We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total return to our stockholders for our Common Stock from December 31, 2004 through December 31, 2009 as compared to an overall stock market index, the NASDAQ Composite Index, and a peer group index, the NASDAQ Pharmaceutical Index. The returns were calculated assuming $100 was invested on December 31, 2004 in our Common Stock and in each index and all dividends were reinvested. No cash dividends have been declared on our Common Stock. The information contained in the Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate it by reference into any such filing.

The following graph is presented in accordance with Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GenVec, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
 Fiscal year ending December 31.

	GenVec, Inc.	NASDAQ Composite	NASDAQ Pharmaceutical
12/31/04	$100.00	$100.00	$100.00
12/31/05	$101.23	$101.33	$102.23
12/31/06	$147.23	$114.01	$105.16
12/31/07	$90.18	$123.71	$99.56
12/31/08	$26.38	$73.11	$91.99
12/31/09	$73.62	$105.61	$98.21

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2009. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	DECEMBER 31,
	2009	2008	2007	2006	2005
SUMMARY STATEMENT OF OPERATIONS:
(in thousands, except per share data)
Revenue	$13,857	$15,121	$14,047	$18,923	$26,554
Operating expenses:
Research and development	24,689	33,830	26,030	29,569	30,802
General and administrative	7,179	7,968	9,349	9,604	8,333
(Gain)/loss on disposal of assets	(7)	(3)	5	-	1,895
Total operating expenses	31,861	41,795	35,384	39,173	41,030
Operating loss	(18,004)	(26,674)	(21,337)	(20,250)	(14,476)
Other income, net	(358)	611	2,629	978	484
Net loss	$(18,362)	$(26,063)	$(18,708)	$(19,272)	$(13,992)
Basic and diluted net loss per share	$(0.19)	$(0.31)	$(0.25)	$(0.30)	$(0.24)
Shares used in computing of basic and diluted net loss per share	97,074	82,779	74,132	64,038	57,823

	DECEMBER 31,
	2009	2008	2007	2006	2005
SUMMARY BALANCE SHEET DATA:
(in thousands)
Cash, cash equivalents, and short-term investments	$10,961	$17,357	$23,660	$34,373	$31,999
Working capital	7,002	11,728	17,478	29,880	30,477
Long-term investments	—	—	—	—	—
Total assets	13,443	22,767	28,348	40,168	41,901
Current portion of debt	—	807	789	754	913
Long-term debt, less current portion	—	—	807	1,601	2,351
Accumulated deficit	(231,991)	(213,629)	(187,566)	(168,858)	(149,586)
Total stockholders’ equity	7,636	13,091	18,110	30,791	31,422

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFeradeTM biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase 3 pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths necessary to complete the trial, demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC arm alone (Hazard Ratio = 0.753; 95% Confidence Interval [0.494 – 1.15]). At this time an independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned.

In November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer. In November 2009, the FDA granted orphan drug designation for TNFerade for the treatment of patients with pancreatic cancer. In January 2010, GenVec announced that 184 events (deaths) had occurred in the PACT trial. This event, which represents two-thirds of the total events expected in the trial, triggered the next interim analysis of overall survival in the trial. GenVec expects data from this interim analysis to be available in March or April of 2010.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein, in cells of the tumor. Clinical trials have been conducted and encouraging results have previously been reported in studies for esophageal cancer, head and neck cancer, rectal cancer, and soft tissue sarcomas. We expect to initiate a Phase 1 clinical trial in prostate cancer in 2010.

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. In the case of TNFerade, for example, this approach reduces side effects typically associated with systemic delivery of the TNFα protein. For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities have also yielded additional therapeutic product candidates that utilize our technology platform, and we believe they represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We have recently entered into a research collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis), which focuses on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

In partnership with our collaborators, we also have multiple vaccines in development. All of these programs are funded by third-parties and utilize our core adenovector technology. One vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture. We anticipate a conditional license application for a FMD vaccine will be filed in late 2010. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a human immunodeficiency virus (HIV) vaccine and an influenza virus vaccine. We also have a program with the U.S. Naval Medical Research

Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

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

Furthermore, the current domestic and global economic conditions have made it more difficult for companies like us to access the financial and credit markets. Prolonged negative changes in domestic and global economic conditions, such as the current economic conditions, or further disruptions of either or both of the financial and credit markets will further adversely affect our ability to access additional capital. While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development, clinical, manufacturing, and commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization. The continued advancement of TNFerade through the Phase 3 portion of the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process, and the establishment of manufacturing capabilities will continue to require capital, and we expect to have to incur significant additional costs to manufacture and commercialize TNFerade if we receive marketing approval. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

Our research and development expenses were $24.7 million, $33.8 million, and $26.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. These expenses were divided between our research and development platforms in the following manner:

	Year ended December 31,
(in millions)	2009	2008	2007
TNFerade	$13.5	$21.3	$15.0
Vaccines	10.4	11.6	11.0
Other Clinical Programs	0.8	0.9	—
Total	$24.7	$33.8	$26.0

TNFerade.  Our lead cancer product candidate is currently being studied in a pivotal clinical trial for the treatment of locally advanced pancreatic cancer. GenVec has incurred $104 million of expenses on the development of this product candidate since the commencement of this program in 1999. Costs since the commencement of this program include research, development, clinical trials, clinical supply costs, and an allocation of corporate general and administrative expenses. GenVec expects to continue to expend substantial additional amounts for the clinical development and commercialization of TNFerade.

Vaccines.  Under our corporate and government funded vaccine programs, GenVec continues to develop vaccine candidates against malaria, HIV, RSV, HSV-2, and other infectious diseases, as well as an animal health vaccine for foot-and-mouth disease (FMD). Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $95 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded by various sponsors under cost-reimbursement agreements.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2009, had an accumulated deficit of approximately $232.0 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.

In 2009 we took steps to lower our operating costs in order to increase our efficiency. These steps included eliminating positions during 2009. Further, where practical, during 2009 we minimized our unfunded expenditures on activities that were not critical to the clinical development of TNFerade. To this end, on June 30, 2009, we terminated our agreement with Cobra Biomanufacturing Plc. We expect that lowering costs, in addition to what we expect will be increased revenues in 2010 from funded collaborations, can provide us with at least 24 months of operating capital from the balance sheet date, based on current progress of our research, development, clinical, manufacturing, and commercialization activities.

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

We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Date
Phase 1	1 – 3 years
Phase 2	1 – 4 years
Phase 3	2 – 5 years

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

Stock Based Compensation

We account for stock-based compensation based on the estimated grant date fair value of the stock using the Black-Scholes option-pricing model. The estimated grant date fair value is recognized in earnings over the requisite service period.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update (ASU 2010 – 09) to address potential practice issues associated with FASB ASC 855 (formerly SFAS 165), “Subsequent Events.” The ASU eliminated the requirement for entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. Other entities would continue to be required to disclose the date through which subsequent events have been evaluated; however, disclosures about the date would be required only in financial statements revised because of an error correction or retrospective application of U.S. GAAP. Our adoption of this standard changed our presentation of subsequent events when preparing our financial statements.

In September 2009, the FASB ratified ASU 2009-13 (formerly EITF 08-1), “Revenue Recognition” (ASC 605): Multiple-Deliverable Revenue Arrangements, the final consensus reached by the Emerging Issues Task Force that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for our fiscal year beginning January 1, 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We currently do not have any multiple-deliverable revenue arrangements, accordingly, the adoption of the guidance will not have an impact on our financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (ASC 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets. The guidance provided is effective for the first reporting period (including interim periods) beginning after issuance. Our adoption of ASU 2009-05 did not impact our financial position or results of operations.

In June 2009, the FASB issued ASC 105 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”(ASC 105). ASC 105 is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard in 2009 changed how we reference various elements of U.S. GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after December 31, 2009 are not expected to have a significant effect on our financial position or results of operations.

See Note 2 in our “Notes to Financial Statements” for information regarding other recent accounting pronouncements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND 2008

REVENUE

Revenue.  Revenue decreased 8% to $13.9 million in 2009 from $15.1 million in 2008. The decrease in 2009 is primarily due to decreased revenue associated with our agreement with the Department of Homeland Security (DHS) of $3.2 million. The lower revenue under the DHS agreement is a result of the decreased work scope and effort in 2009 as compared to the 2008 period. The decreased revenue associated with our DHS agreement has been partially offset by increased revenue of $2.1 million under our HIV program as compared to the comparable prior year period. The higher revenue under our HIV agreements is a result of increased work scope and effort in 2009 as compared to the 2008 period.

OPERATING EXPENSES

Research and development.  Research and development expenses decreased 27% to $24.7 million in 2009 from $33.8 million in 2008. The decrease is primarily due to lower costs related to the development of TNFerade including manufacturing and materials costs, patient and data management costs, professional service costs related to our TNFerade pancreatic clinical trial, and decreased personnel costs. Stock-based compensation expense included in research and development personnel costs decreased approximately $331,000 in 2009 as compared to the prior year. This decrease was partially offset by an increase in severance expenses of approximately $193,000 for former employees in 2009 as compared to the prior year. Also contributing to the decreased costs, but to a lesser extent, are decreased pass-through costs associated with our funded programs, most notably pass-through costs associated with our FMD program.

General and administrative.  General and administrative expenses decreased 10% to $7.2 million in 2009 from $8.0 million in 2008. General and administrative expenses were lower in 2009 primarily due to lower professional service cost and employee costs, partially offset by higher depreciation costs. Administrative personnel costs includes severance expenses of approximately $103,000 for former employees, an increase of approximately $21,000 as compared to 2008, and a decrease of approximately $90,000 of stock-based compensation expense in 2009 as compared to the prior year.

Gain/Loss on disposal of assets.  There was a gain on the disposal of assets of $7,000 in 2009 and a gain of $3,000 in 2008.

OTHER INCOME (LOSS)

Total other income decreased from $611,000 in 2008 to a net loss of $358,000 in 2009.

Interest income was $38,000 in 2009 as compared to $695,000 in the comparable prior year period. The decrease in interest income is due to lower investment balances and lower yields earned on our portfolio.

Interest expense for the period ending December 31, 2009 increased $250,000 as compared to the comparable prior year period due to adjustments in the fair value of the warrant liability associated with our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) in 2009 as compared to the comparable period in 2008. In 2009 there was a net expense of $98,000 resulting from the changes in fair value of the warrant liability as compared to a net income of $221,000 in 2008. Partially offsetting this increase in interest expense associated with the warrant liability was lower interest expense associated with our debt obligations due to declining balances on those obligations.

Other income (loss) was a loss of ($268,000) in 2009 as compared to a loss of ($206,000) in 2008. The loss in 2009 resulted primarily from the expensing of the remaining $273,000 of deferred financing charges when our CEFF expired on March 15, 2009, partially offset by miscellaneous discounts and interest payments received from the government associated with late payments. The loss in 2008 is due mainly to the recording of a loss associated with an other-than-temporary decline in the fair value of a marketable equity security acquired in 2007 as consideration for the release of certain security interests in a third party of $218,000, partially offset by miscellaneous discounts and interest payments received from the government associated with late payments.

YEARS ENDED DECEMBER 31, 2008 AND 2007

REVENUE

Revenue.  Revenue increased 8% to $15.1 million in 2008 from $14.0 million in 2007. The increase in 2008 is primarily due to increased revenue associated with our agreement with the Department of Homeland Security (DHS) of $3.4 million. The higher revenue under the DHS agreement is a result of increased work scope and effort in 2008 as a result of the exercise of the first and second renewal options under the agreement as compared to the 2007 period. The increased revenue associated with our DHS agreement has been partially offset by decreased revenue of $2.0 million under our HIV program as compared to the comparable prior year period. This decrease is mostly due to the successful completion of the defined process development, technology transfer, and analytical method transfer activities under our HIV agreements.

OPERATING EXPENSES

Research and development.  Research and development expenses increased 30% to $33.8 million in 2008 from $26.0 million in 2007. The increase is primarily due to higher costs related to the development of TNFerade including manufacturing and materials costs, patient and data management costs, professional service costs related to our TNFerade pancreatic clinical trial, and increased personnel costs, which includes an increase of approximately $307,000 of stock-based compensation expense in 2008 as compared to the prior year. Also contributing to the increased costs, but to a lesser extent, are increased pass-through costs associated with our funded programs, most notably pass-through costs associated with our FMD program.

General and administrative.  General and administrative expenses decreased 15% to $8.0 million in 2008 from $9.3 million in 2007. General and administrative expenses were lower in 2008 primarily due to lower personnel costs, recruiting costs, and depreciation expense, partially offset by higher professional service costs. Administrative personnel costs includes severance expenses of approximately $76,000 for former employees, a decrease of approximately $273,000 as compared to 2007, and an increase of approximately $21,000 of stock-based compensation expense in 2008 as compared to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant losses since our inception. As of December 31, 2009 we have an accumulated deficit of $232.0 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of December 31, 2009, cash and investments totaled $11.0 million as compared to $17.4 million at December 31, 2008.

For the 12 months ended December 31, 2009, we used net cash of $17.0 million for operating activities. This consisted of a net loss for the period of $18.4 million, which included approximately $1.1 million of non-cash depreciation and amortization and $1.7 million of non-cash stock-based compensation expenses. Net cash was used primarily for the advancement of our TNFerade pancreatic clinical trial, including our manufacturing activities, and to a lesser extent general and administrative activities.

Net cash provided from investing activities during the 12 months ended December 31, 2009 was $2.8 million, which included approximately $200,000 of property and equipment purchases.

Net cash provided from financing activities during the 12 months ended December 31, 2009 was $10.7 million, which included $11.2 million from the issuance of common stock and warrants, net of issuance costs. Partially offsetting the cash provided by our financing activities is the repayment of our debt obligations of approximately $500,000.

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

In January 2008, we entered into a manufacturing development agreement with Cobra Biomanufacturing Plc to produce commercial quantities of TNFerade, our lead product candidate. The manufacturing development agreement covered technology transfer, scale-up, and validation of the manufacturing process for TNFerade through cGMP consistency lots. This advance payment was capitalized as a nonrefundable advance payment until the related services were performed. As of December 31, 2008, $669,000 of the $1.0 million advance payment remained in prepaid and other assets.

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

All amounts paid to Cobra were charged to expense during the six months ending June 30, 2009. We incurred no further expense associated with this agreement after June 30, 2009 and have no additional commitments under this agreement.

Our external research, clinical study, and financing and other contractual commitments and obligations are summarized in the following table:

	Total	Payments Due by Period
Contractual Obligations		Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Operating Leases	$3,873	$841	$1,758	$1,274	$—
Total contractual obligations	$3,873	$841	$1,758	$1,274	$—

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge, under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations. During the three-year term of the CEFF, which expired on March 15, 2009, we sold 3,284,830 shares of common stock to Kingsbridge for total gross proceeds of $6.5 million. No shares were sold during 2009 under the CEFF.

On February 1, 2007, we filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3. The shelf registration statement was declared effective February 12, 2007 and allows us to issue any combination of common stock, preferred stock, warrants, or debt securities. We have previously issued common stock, warrants and shares of common stock issuable upon exercise of warrants for aggregate proceeds of $62.1 million, which leaves approximately $37.9 million available for issuance pursuant to the shelf registration statement. However, we have warrants outstanding under which an additional $22.6 million of common stock may be issued pursuant to the registration statement. Accordingly, we would likely only use for new offerings approximately $15.3 million of the $37.9 million that is currently available for issuance. This shelf registration was scheduled to expire on February 12, 2010; however, because we filed a $150 million replacement shelf registration statement, which is not yet effective, before that date, we may continue to offer and sell securities covered by the 2007 shelf registration statement until the earlier of the effective date of the replacement registration statement or 180 days after the third anniversary of the initial effective date of the expired registration statement. The replacement registration statement, once it is declared effective, will allow us to issue any combination of common stock, preferred stock, or warrants to purchase our common stock or preferred stock.

On June 11, 2008, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51. The warrants, which have a term of five years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $1.9 million. Proceeds of this offering, net of offering costs, totaled $15.7 million.

On May 29, 2009, we entered into a purchase agreement with a single institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock as part of a registered direct offering pursuant to our shelf registration statement. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase one share of common stock at a price of $0.624 per unit. The warrants, which have a term of five years and an exercise price of $0.858 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $4.2 million. Proceeds of this offering, net of offering costs, totaled $5.5 million. On January 25, 2010, the institutional investor exercised warrants to purchase 2,000,000 shares of common stock for gross proceeds to the Company of $1.7 million.

On August 31, 2009, pursuant to our shelf registration statement, we completed a registered direct offering to an institutional investor of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.5 warrants to purchase one share of common stock at a per unit price of $0.75. The warrants, which have a term of five years and an exercise price of $0.828 per share, were valued using the Black-Scholes pricing model as of the closing date and accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $2.1 million. Proceeds of this offering, net of offering costs, totaled $5.5 million. In March 2010, the institutional investor exercised warrants to purchase 4,000,000 shares of common stock for gross proceeds to the Company of $3.3 million.

On September 15, 2009 we received a notice from The NASDAQ Stock Market stating that the minimum bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Marketplace Rule 5450. On January 7, 2010 we received a letter from The NASDAQ advising we had regained compliance with the NASDAQ’s minimum bid price listing requirements and the matter was closed.

On January 13, 2010 we entered into a research collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. Concurrent with entry into the agreement with Novartis, we sold 1,869,158 shares of our common stock to Novartis Pharma AG in a private placement for $1.07 per share of common stock, which represents an aggregate purchase price of approximately $2.0 million and was calculated based on the average of the closing price for the common stock on the NASDAQ Global Market for the 30 consecutive trading days ending on the fifth trading day prior to the sale of the shares. The purchase of the shares of common stock by Novartis Pharma AG was undertaken in partial consideration for the rights granted under the research collaboration and license agreement.

On February 1, 2010, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00. The warrants, which have a term of five years and an exercise price of $2.75 per share, were valued using the Black-Scholes pricing model as of the closing date and accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million. Proceeds of this offering, net of offering costs, totaled $26.2 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We have also taken and are continuing to take steps to lower our operating costs in order to increase our efficiency. These steps included our announcement on January 29, 2009 that we eliminated 22 positions. We currently estimate we will use approximately $22.0 to $24.0 million of cash in the 12 months ending December 31, 2010. Our estimate includes approximately $0.8 million in contractual obligations reflected in the table above, as well as $0.3 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations for at least 24 months from the balance sheet date.

However, significant additional capital will be required to develop our product candidates through clinical development, manufacturing, and commercialization, including the continued advancement of TNFerade through the Phase 3 portion of the pivotal trial for locally advanced pancreatic cancer, the FDA regulatory review process for TNFerade and the establishment of manufacturing capabilities for TNFerade. We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. The current domestic and global economic conditions have made it more difficult for companies like us to access the financial and credit markets, and have made it more likely we will have to pursue additional strategic alliances, licensing arrangements or collaborations for our product candidates, including for TNFerade. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license or other arrangement being less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations, as we expect to continue to rely on government funding for a significant portion of our revenues for the next few years and, to a lesser extent, interest income.

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

OFF-BALANCE SHEET OBLIGATIONS

We had no off-balance sheet obligations other than in connection with our operating leases, which are disclosed in the contractual commitments table above during 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk.

As of December 31, 2009, we had cash and cash equivalents and short-term investments of $11.0 million as follows:

Cash and cash equivalents	$10.9 million
Short-term investments	$0.1 million

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

We maintain a short-term investment portfolio of investment grade government agency notes, corporate stock, and corporate bonds. The securities in our short-term investment portfolio are not leveraged, are classified as available-for-sale, and are subject to minimal interest rate risk, due to their predominantly short-term nature. These securities, classified as available-for-sale, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. We currently do not hedge interest rate exposure on our investment portfolio. While we do not believe an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.

We are headquartered in the U.S. where we conduct our preclinical research activities. Clinical trials are currently conducted in the United States. Clinical sites in other locations outside of the U.S. are evaluated as needed. All revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report. See “Index to Financial Statements” on Page F-1 for a list of the financial statements being filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that: (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm that audited and reported on our financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2009 as stated in its report which is included herein immediately preceding our audited financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item, with the exception of information on our executive officers, which appears under “Executive Officers of the Registrant,” in Part I of the Form 10-K, is incorporated by reference to our Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, with the exception of information relating to compensation plans under which equity securities of the Registrant are authorized for issue, which appears below, is incorporated by reference to our Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2009:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	24,240,750	$1.28	3,252,912
Equity compensation plans not approved by security holders	—	—	—
Total	24,240,750	$1.28	3,252,912

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements — See “Index to Financial Statements” on page F-1 below for a list of the financial statements being filed herein.
(2)	Financial Statement Schedules — All financial statement schedules are omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or notes thereto.
(3)	Exhibits — The Exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation of the Company.(6)
3.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company.(12)
3.1(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company.(17)
3.1(c)	Certificate of Designations of the Series A Junior Participating Preferred Stock.(6)
3.1(d)	Certificate of Amendment to the Certificate of Designations of the Series A Junior Participating Preferred Stock.(12)
3.2	Amended & Restated Bylaws of the Company.(12)
4.1	Specimen Common Stock Certificate.(1)
4.2	Rights Agreement dated as of September 7, 2001 between the Company and American Stock Transfer & Trust Company, the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto.(3)
4.3	Amendment No. 1, dated August 21, 2003, to the Rights Agreement dated September 7, 2001.(4)
4.4	Registration Rights Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company.(8)
4.5	Warrant, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company.(8)
4.6	Form of Warrant(18).
4.7	Form of Warrant(19).
4.8	Form of Warrant(20).
4.9	Form of Warrant(22).
10.1	Form of Indemnification Agreement for Directors and Officers.*(1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(9)
10.3	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.*(2)
10.4	2000 Employee Stock Purchase Plan, and form of agreement thereunder.*(2)
10.5	Amended and Restated 2000 Director Option Plan.*(5)
10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Company.(1)
10.7	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc.(6)
10.8	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company.(1)

EXHIBIT NUMBER	DESCRIPTION
10.9	Amendment to Lease Agreement between MOR BENNINGTON LLP and the Company dated March 11, 2009.(10)
10.10	Salary Continuation Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.11	Amendment to Salary Continuation Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(10)
10.12	Change in Control Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.13	Amendment to Change in Control Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(10)
10.14	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(11)
10.15	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(10)
10.16	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(11)
10.17	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(10)
10.18	Form of Salary Continuation Agreement between the Company and other executive officers and senior staff dated October 15, 2002.*(6)
10.19	Form of Amendment to the Salary Continuation Agreement between the Company and other executive officers and senior staff dated December 9, 2008.*(10)
10.20	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.(7)
10.21	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the production of adenoviral vector-based HIV vaccine candidates dated December 31, 2001, and amendment 1 thereto dated January 25, 2002.+(5)
10.22	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 30, 2006.+(13)
10.23	Research Collaboration Agreement between Cordis Corporation and the Company dated as of December 22, 2003.+(7)
10.24	Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated January 30, 2007.+(14)
10.25	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated August 30, 2007.+(15)
10.26	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated November 9, 2007.(16)
10.27	Agreement with the United States Department of Homeland Security for development of adenovector-based foot and mouth vaccine, dated February 12, 2010. (filed herewith)
10.28	Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(21)
10.29	License Agreement, dated May 26, 1993, between the Company and ARCH Development Corporation+ (filed herewith).

EXHIBIT NUMBER	DESCRIPTION
10.30	License Agreement, as amended, dated May 26, 1993, between Dana Farber Cancer Institute, Inc., ARCH Development Corporation and the Company (filed herewith) +.
10.31	Letter Amendment, dated September 21, 1999, to the License Agreement, dated May 26, 1993, between Dana Farber Cancer Institute, Inc., ARCH Development Corporation and the Company (filed herewith)+.
10.32	First Amendment, dated December 31, 2001, as amended, to the License Agreement, dated May 26, 1993, between Dana Farber Cancer Institute, Inc., ARCH Development Corporation and the Company (filed herewith)+.
10.33	Second Amendment, dated January 20, 2005, as amended, to the License Agreement, dated May 26, 1993, between Dana Farber Cancer Institute, Inc., ARCH Development Corporation and the Company (filed herewith)+.
10.34	Amended and Restated License Agreement, dated May 23, 1998, between the Company and the Cornell Research Foundation.+(1)
10.35	Amendment to Amended and Restated License Agreement, dated March 18, 2002, between the Company and the Cornell Research Foundation.+(6)
10.36	Form of Investor Purchase Agreement(18).
10.37	Form of Investor Purchase Agreement(19).
10.38	Form of Investor Purchase Agreement(20).
10.39	Form of Investor Purchase Agreement(22).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (filed herewith)
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed herewith).
32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350 (filed herewith).
32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350 (filed herewith).

*	Compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.
(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.
(3)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.
(4)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 22, 2003.
(5)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 29, 2002.
(6)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.
(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.

(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2006.
(9)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.
(10)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 16, 2009.
(11)	Incorporated by reference from our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2007.
(16)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2008.
(17)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 14, 2007.
(18)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 6, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 28, 2009.
(20)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 27, 2009.
(21)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 19, 2010.
(22)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 27, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.
Date: March 12, 2010	By: /s/ PAUL H. FISCHER Paul H. Fischer, Ph.D. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010
/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky	Sr. Vice President, Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 12, 2010
/s/ WAYNE T. HOCKMEYER, PH.D.* Wayne T. Hockmeyer, Ph.D.	Director	March 12, 2010
/s/ ZOLA HOROVITZ, PH.D.* Zola Horovitz, Ph.D.	Director	March 12, 2010
/s/ WILLIAM N. KELLEY, M.D.* William N. Kelley, M.D.	Director	March 12, 2010
/s/ KEVIN M. ROONEY* Kevin M. Rooney	Director	March 12, 2010
/s/ JOSHUA RUCH* Joshua Ruch	Director	March 12, 2010
/s/ MARC R. SCHNEEBAUM* Marc R. Schneebaum	Director	March 12, 2010
*By: /s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited GenVec, Inc.’s (“the Company’s”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GenVec’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GenVec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GenVec, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

McLean, Virginia
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 2008, the Company adopted the provisions of FASB Accounting Standards Codification Section 730-20 (formerly Emerging Issues Task Force Issue No. 07-3), “Research and Development Costs.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GenVec, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 12, 2010

GENVEC, INC.

BALANCE SHEETS

(in thousands) As of December 31,	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,887	$14,315
Short-term investments (Note 3)	74	3,042
Accounts receivable	1,442	2,091
Prepaid expenses and other	331	1,407
Bond sinking fund	—	355
Total current assets	12,734	21,210
Property and equipment, net (Note 4)	687	1,550
Other assets	22	7
Total assets	$13,443	$22,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$807
Accounts payable	1,096	1,953
Accrued clinical trial expenses	1,195	1,437
Accrued other expenses (Note 5)	2,838	2,792
Unearned revenue	603	2,493
Total current liabilities	5,732	9,482
Other liabilities	75	194
Total liabilities	5,807	9,676
Commitments (Notes 7)
Stockholders’ equity (Note 8)
Preferred stock, $0.001 par value, 5,000 shares authorized in 2009 and 2008; none issued and outstanding in 2009 and 2008	—	—
Common stock, $0.001 par value; 200,000 shares authorized in 2009 and 2008; 106,336 and 88,423 shares issued and outstanding in 2009 and 2008	106	88
Additional paid-in capital	239,519	226,672
Accumulated other comprehensive income (loss) (Notes 3 and 10)	2	(40)
Accumulated deficit	(231,991)	(213,629)
Total stockholders’ equity	7,636	13,091
Total liabilities and stockholders’ equity	$13,443	$22,767

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data) Years ended December 31,	2009	2008	2007
Revenue from strategic alliances and research contracts (Note 6)	$13,857	$15,121	$14,047
Operating expenses:
Research and development	24,689	33,830	26,030
General and administrative	7,179	7,968	9,349
(Gain)/loss on disposal of assets	(7)	(3)	5
Total operating expenses	31,861	41,795	35,384
Operating loss	(18,004)	(26,674)	(21,337)
Other income (loss):
Interest income	38	695	1,520
Interest expense, net of change in fair value of Kingsbridge warrant liability	(128)	122	262
Other	(268)	(206)	847
Total other income (loss), net	(358)	611	2,629
Net loss	$(18,362)	$(26,063)	$(18,708)
Basic and diluted net loss per share	$(0.19)	$(0.31)	$(0.25)
Shares used in computation of basic and diluted net loss per share	97,074	82,779	74,132

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance, December 31, 2006	73,449	$73	$199,563	$13	$(168,858)	$30,791
Comprehensive loss:
Net loss	—	—	—	—	(18,708)	(18,708)
Unrealized change in investments, net	—	—	—	(158)	—	(158)
Total comprehensive loss						(18,866)
Common stock issued under stock benefit plans	334	—	789	—	—	789
Common stock issued under CEFF	1,570	2	3,529	—	—	3,531
Deferred financing charge resulting from stock issued under CEFF	—	—	(23)	—	—	(23)
Deferred financing charge resulting from warrant issued under CEFF	—	—	90	—	—	90
Stock-based compensation	—	—	1,798	—	—	1,798
Balance, December 31, 2007	75,353	$75	$205,746	$(145)	$(187,566)	$18,110
Comprehensive loss:
Net loss	—	—	—	—	(26,063)	(26,063)
Unrealized change in investments, net	—	—	—	105	—	105
Total comprehensive loss						(25,958)
Common stock and warrants issued under shelf registration, net	11,258	11	15,653	—	—	15,664
Common stock issued under CEFF	1,715	2	3,000	—	—	3,002
Deferred financing charge resulting from stock issued under CEFF	—	—	(24)	—	—	(24)
Deferred financing charge resulting from warrant issued under CEFF	—	—	51	—	—	51
Common stock issued under stock benefit plans	97	—	120	—	—	120
Stock-based compensation	—	—	2,126	—	—	2,126
Balance, December 31, 2008	88,423	$88	$226,672	$(40)	$(213,629)	$13,091
Comprehensive loss:
Net loss	—	—	—	—	(18,362)	(18,362)
Unrealized change in investments, net	—	—	—	42	—	42
Total comprehensive loss						(18,320)
Common stock and warrants issued under shelf registration, net	17,615	18	11,033	—	—	11,051
Common stock issued under stock benefit plans	298	—	108	—	—	108
Stock-based compensation	—	—	1,706	—	—	1,706
Balance, December 31, 2009	106,336	$106	$239,519	$2	$(231,991)	$7,636

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

(in thousands) Years ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net loss	$(18,362)	$(26,063)	$(18,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,057	941	1,213
Non-cash adjustments for premiums and discounts on investments	12	(7)	(843)
Non-cash charges for stock-based compensation	1,706	2,126	1,798
Non-cash consideration received for release of security interest	—	—	(337)
Non-cash realized loss on marketable security	—	218	—
Change in fair value of warrants	98	(221)	(445)
Change in accounts receivable	649	(335)	13
Change in accounts payable and accrued expenses	(1,150)	296	932
Change in unearned revenue	(1,990)	482	1,371
Change in other assets and liabilities, net	1,023	(1,110)	26
Net cash used in operating activities	(16,957)	(23,673)	(14,980)
Cash flows from investing activities:
Purchases of equipment	(177)	(409)	(289)
Purchases of investment securities	(1,001)	(6,007)	(35,487)
Proceeds from sale and maturity of investment securities	4,000	19,230	42,660
Net cash provided by investing activities	2,822	12,814	6,884
Cash flows from financing activities:
Proceeds from issuance of common stock subject to redemption, net of issuance costs	—	2,906	3,576
Proceeds from issuance of common stock and warrants, net of issuance costs	11,159	15,785	789
Principal payments of long-term debt obligations	(452)	(806)	(783)
Net cash provided by financing activities	10,707	17,885	3,582
Increase (decrease) in cash and cash equivalents	(3,428)	7,026	(4,514)
Beginning balance of cash and cash equivalents	14,315	7,289	11,803
Ending balance of cash and cash equivalents	$10,887	$14,315	$7,289
Supplemental disclosures of cash flow information:
Cash paid for interest	$37	$94	$149
Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$133	$35	$307
Change in the fair value of interest rate swap	$(19)	$(19)	$(9)

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFeradeTM biologic (TNFerade), is being developed for use in the treatment of cancer. TNFerade is currently the subject of a randomized, controlled, Phase 3 pivotal trial, known as PACT, for first-line treatment of inoperable, locally advanced pancreatic cancer. Interim data supporting a potential survival advantage in the TNFerade group were disclosed in November 2008. Interim data, based on an analysis after one-third of deaths necessary to complete the trial, demonstrated an approximately 25% lower risk of death in the TNFerade plus standard of care (SOC) arm relative to the SOC arm alone (Hazard Ratio = 0.753; 95% Confidence Interval [0.494 – 1.15]). At that time an independent Data Safety Monitoring Board reviewed the interim analysis data and recommended the trial continue as planned.

In November 2008, TNFerade was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for its proposed use in the treatment of locally advanced pancreatic cancer. In November 2009, the FDA granted orphan drug designation for TNFerade for the treatment of patients with pancreatic cancer. In January 2010, GenVec announced that 184 events (deaths) had occurred in the PACT trial. This event, which represents two-thirds of the total events expected in the trial, triggered the next interim analysis of overall survival in the trial. GenVec expects data from this interim analysis to be available in March or April of 2010.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein, in cells of the tumor. Clinical trials have been conducted and encouraging results have previously been reported in studies for esophageal cancer, head and neck cancer, rectal cancer, and soft tissue sarcomas. We expect to initiate a Phase 1 clinical trial in prostate cancer in 2010.

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. In the case of TNFerade, for example, this approach reduces side effects typically associated with systemic delivery of the TNFα protein. For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities have also yielded additional therapeutic product candidates that utilize our technology platform and we believe they represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We have recently entered into a research collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis), which focuses on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

In partnership with our collaborators, we also have multiple vaccines in development. All of these programs are funded by third-parties and utilize our core adenovector technology. One vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture. We anticipate conditional license application for a FMD vaccine will be filed in late 2010. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a human immunodeficiency virus (HIV) vaccine and an influenza virus vaccine. We also have a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

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

We will need to raise additional funds or enter into a strategic collaboration or other partnership in order to complete clinical development of our product candidates and commercialize TNFerade following regulatory approval. Our current cash and investments and committed and expected revenues from our collaborators and strategic alliances are expected to be sufficient to finance our activities for approximately 24 months from the balance sheet date. If we do not raise additional funds or enter into a strategic collaboration or other partnership, then we may not be able to further develop our product candidates, including TNFerade. This would negatively impact our business, financial condition and results of operations. We cannot be certain that additional funding will be available on favorable terms, if at all or that we will be successful in our efforts to enter into arrangements with strategic partners for our product candidates.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

(e) REVENUE RECOGNITION

Revenue is recognized when all four of the following criteria are met: (1) a contract is executed, (2) the contract price is fixed and determinable, (3) delivery of the service or products have occurred, and (4) collectability of the contract amounts is considered probable.

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

(f) RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. On January 1, 2008, pursuant to ASC 730-20 (formerly EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities), “Research and Development Costs,” we changed our accounting for non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity. Advance payments are recorded as an asset when the advance payments are made. Capitalized amounts are recognized as expense when the research and development activities are performed; that is, when the goods without alternative future use are acquired or the service is rendered. The Company followed this accounting with respect to the Cobra agreement signed in January 2008.

Research and development costs include internal research and development expenditures (such as salaries and benefits, raw materials, supplies, and allocated facility expenses), contracted services (such as sponsored research, consulting, manufacture of drug supply, and testing services) of proprietary research and development activities and similar expenses associated with collaborative research agreements. These costs are expensed as incurred.

(g) CLINICAL TRIAL EXPENSES

We accrue estimated costs for clinical and preclinical studies based on estimates of work performed. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

clinical data collection and management. Costs based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. We monitor the progress of the trials and their related activities and adjust the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known. We believe this method best aligns the expenses recorded with the efforts expended. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

(h) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2009 and 2008. We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

(i) NET LOSS PER SHARE

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the 12 months ended December 31, 2009, 2008 and 2007 approximately 5.4 million, 4.3 million, and 3.4 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 16.4 million, 2.8 million, and 0.5 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(j) COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and unrealized holding gains and losses from available-for-sale securities. We report comprehensive income (loss) on the “Statements of Stockholders’ Equity and Comprehensive Loss”, and accumulated other comprehensive income (loss) on the “Balance Sheets.” Other information regarding comprehensive income (loss) is contained in Note 10.

(k) INTEREST RATE SWAP

We had an interest rate swap agreement to manage interest rate exposure. Amounts paid or received under this agreement are included in interest expense. In addition, because the interest rate swap had been deemed by our management to be ineffective, changes in the fair value of the swap agreement are also included in interest expense.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(l) STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period during which service is required to be provided. The Company estimates grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation cost that has been included in expense from continuing operations amounted to $1.7 million, $2.1 million, and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(m) USE OF ESTIMATES

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

(n) LONG-LIVED ASSETS

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

(o) COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update (ASU 2010 — 09) to address potential practice issues associated with FASB ASC 855 (formerly SFAS 165), “Subsequent Events.” The ASU was effective upon issuance and eliminated the requirement for entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. Other entities would continue to be required to disclose the date through which subsequent events have been evaluated; however, disclosures about the date would be required only in financial statements revised because of an error correction or retrospective application of U.S. GAAP. Our adoption of this standard changed our presentation of subsequent events when preparing our financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In September 2009, the FASB ratified ASU 2009-13 (formerly EITF 08-1), “Revenue Recognition” (ASC 605): Multiple-Deliverable Revenue Arrangements, the final consensus reached by the Emerging Issues Task Force that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for our fiscal year beginning January 1, 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We currently do not have any multiple-deliverable revenue arrangements, accordingly, the adoption of the guidance will not have an impact on our financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (ASC 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets. The guidance provided is effective for the first reporting period (including interim periods) beginning after issuance. Our adoption of ASU 2009-05 did not impact our financial position or results of operations.

In June 2009, the FASB issued ASC 105 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105). ASC 105 is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard in 2009 changed how we reference various elements of U.S. GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after December 31, 2009 are not expected to have a significant effect on our financial position or results of operations.

(3) FAIR VALUE MEASUREMENTS

We adopted a new accounting standard that defines fair value and establishes a framework for fair value measurements effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities. This standard establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

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

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2009:

(In thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash & cash equivalents	$10,887	$10,887	$—	$—
Marketable securities	74	74	—	—
Total assets at fair value	$10,961	$10,961	$—	$—
Liabilities:
Warrant liability	$133	$—	$133	$—
Total liabilities at fair value	$133	$—	$133	$—

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2008:

(In thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash & cash equivalents	$14,315	$14,315	$—	$—
Marketable securities	3,042	3,042	—	—
Total assets at fair value	$17,357	$17,357	$—	$—
Liabilities:
Interest rate swap agreement	$19	$—	$19	$—
Warrant liability	35	—	35	—
Total liabilities at fair value	$54	$—	$54	$—

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our marketable securities consist primarily of corporate bonds and government agency bonds.

Our interest rate swap agreement is valued at fair market value at the balance sheet date using observable market inputs including forward interest rates derived from yield curves, and therefore is classified within Level 2. The warrant liability related to the Kingsbridge warrants has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 8 in this Form 10-K. The warrant liability has also been classified within Level 2.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

determination is dependent on the facts and circumstances relating to each investment. During the fourth quarter of 2008, we determined common shares acquired in 2007 as consideration for the release of certain security interests in a third party had incurred an other than temporary impairment. As a result of this impairment we realized a loss of $218,000.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income in shareholders’ equity. Net unrealized gain included in accumulated other comprehensive income was $2,000 at December 31, 2009.

A summary of cash, cash equivalents, and marketable securities is shown below:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
December 31, 2009
Cash and cash equivalents
Cash and money market funds	$10,887	$—	$—	$10,887
Marketable securities
Corporate bonds	—	—	—	—
Government agency bonds	—	—	—	—
Corporate stock	72	2	—	74
Total marketable securities	72	2	—	74
Total cash, cash equivalents and marketable securities	$10,959	$2	$—	$10,961
December 31, 2008
Cash and cash equivalents
Cash and money market funds	$14,315	$—	$—	$14,315
Marketable securities
Corporate bonds	2,001	—	(4)	1,997
Government agency bonds	1,009	10	—	1,019
Corporate stock	72	—	(46)	26
Total marketable securities	3,082	10	(50)	3,042
Total cash, cash equivalents and marketable securities	$17,397	$10	$(50)	$17,357

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31 (in thousands):

	2009	2008
Equipment	$9,232	$9,217
Leasehold improvements	6,522	6,521
Furniture and fixtures	413	413
	16,167	16,151
Less accumulated depreciation and amortization	(15,480)	(14,601)
	$687	$1,550

Depreciation and amortization expense related to property and equipment was $1,040,000, $903,000, and $1,163,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(5) ACCRUED OTHER EXPENSES

Accrued other expenses consist of the following at December 31 (in thousands):

	2009	2008
Payroll, compensation, and benefits	$1,836	$548
Accrued warrant liability	133	35
Clinical costs	280	484
Professional fees	414	412
Manufacturing expenses	23	436
Other	152	877
Total other accrued expenses	$2,838	$2,792

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows (in thousands):

	2009	2008	2007
Department of Homeland Security	$4,665	$7,816	$4,438
PATH’s Malaria Vaccine Initiative	565	675	1,115
U.S. Naval Medical Research Center	—	239	9
Vaccine Research Center	7,193	5,136	7,179
Other strategic alliances and research grants	1,434	1,255	1,306
	$13,857	$15,121	$14,047

Our results of operations included $2,100,000, $1,656,000, and $619,000 during the years ended December 31, 2009, 2008, and 2007, respectively, of amortization of upfront contract and license fees which were received in prior years.

(a) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, we signed a three-year agreement with the DHS, for the development of a vaccine candidate against FMD for livestock, under which we received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were exercised. Modifications to this agreement have brought the total value of the program up to approximately $18.2 million. As of December 31, 2009, $16.9 million in revenue has been recognized under this contract.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new agreement, GenVec will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines.

(b) PATH’S MALARIA VACCINE INITIATIVE (MVI)

In March 2004, we signed a two-year, $2,581,000 contract for the development, production, and evaluation of vaccines against malaria. Under the contract, we are responsible for constructing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. The contract includes $547,000 for work to be performed under a separate Collaborative Research and Development Agreement (CRADA) with the Navy Medical Research Center (NMRC). Under the CRADA, the NMRC will

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

provide us with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates. In August 2006 and May 2007, we amended and extended our contract with the MVI and contract funding was increased to $3,980,000 and the term extended through December 2008. This agreement was completed in December 2008.

In March 2009, we signed a one-year contract with MVI to support the development of vaccines to fight malaria. This contract was valued at approximately $770,000 and will continue work funded by MVI that began in 2004. The scope of work under this contract includes the development and testing of novel adenovirus-based vaccines. In July 2009, this contract was amended and is now valued at approximately $2.0 million. As of December 31, 2009, we have recognized revenues of approximately $565,000 under this contract.

(c) U.S. NAVAL MEDICAL RESEARCH CENTER (NMRC)

In January 2003, we signed a two-year, $1,900,000 fixed price contract with the U.S. Naval Medical Research Center (NMRC) to aid in the development of vaccines against malaria and dengue fever. Under the CRADA, NMRC has provided us with optimized malaria genes to be used in the development of the adenovector-based vaccines as well as providing preclinical evaluation of the vaccine candidates.

In January 2005, we signed a one-year, $1,582,000 fixed price contract for the production of vaccines against malaria. Under the contract, we were responsible for producing, testing, and releasing malaria vaccines under current Good Manufacturing Practices standards for preclinical evaluation by the NMRC. We successfully completed production of the required malaria vaccine supplies in 2006 and will provide, as needed, regulatory support to NMRC with regard to their Investigational New Drug (IND) application with the FDA.

In September 2007, we entered into a CRADA with the U.S. Military Malaria Vaccine Program at the Walter Reed Army Institute of Research and the NMRC for the development and pre-clinical testing of a malaria vaccine candidate against Plasmodium vivax (P. vivax). In addition to the CRADA, we signed a one-year, $247,000 contract with the Department of Defense to construct and test the adenovector-based vaccine, which carries a novel proprietary antigen against P. vivax. This agreement was completed in June 2008.

(d) VACCINE RESEARCH CENTER

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

During the fourth quarter of 2008, we executed the seventh option period, year eight, under this agreement. This contract which ended in October 2009 had a total value of approximately $56.7 million.

In November 2009, we announced a new contract with SAIC for the development of influenza and HIV vaccines. Work under this contract will include generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. This four-year contract has a total value of over $22 million if all options are exercised. Over the next year, we will receive approximately $2.6 million.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

The SAIC contracts, first initiated in 2001, now have a total value of approximately $78.7 million if all options under the new contract are exercised. As of December 31, 2009, $57.1 million in revenue has been recognized under these contracts.

In September 2006, we announced a new five-year HIV vaccine technology transfer and development contract with the NIAID of the NIH. The agreement provided up to an additional $52.0 million of funding if the NIH exercises all annual renewal options. Under the agreement, we will support the transfer of our manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further clinical grade HIV vaccine production. We will also receive funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, we granted the NIAID a non-exclusive research license for our proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines.

The initial commitment, in September 2006, under this agreement was $7.5 million. In September 2007, the NIAID exercised option year one under this agreement for $5.1 million. In September 2008, the NIAID exercised option year two under this agreement for $3.9 million. In September 2009, the NIAID exercised option year three under this agreement for $2.3 million. Revenue recognized under this agreement totaled $13.7 million through December 31, 2009.

In July 2009, we received a grant from the NIAID, valued at approximately $600,000 over two years that will be used to identify new antigens for malaria vaccine development.

(e) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS

In March 2007, we entered into a CRADA with the NIAID, to develop vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, but occur among the elderly or those with compromised cardiac, pulmonary, or immune systems. In addition, RSV is the single most important viral cause of lower respiratory infections in infants and young children. Initial vaccine candidates are in preclinical testing. In May 2008, we received a two-year, $600,000 SBIR grant from the NIH to support work under this program. We recognized $184,000 in revenue through December 31, 2009.

In January 2008, we received a two-year, $600,000 Phase I Small Business Innovation and Research grant from the NIH. This is intended to support work being conducted in a collaborative effort by us, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington to develop vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. We recognized $409,000 in revenue through December 31, 2009.

In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million upfront payment and Novartis purchased $2 million of our common stock. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales..

We have entered into other research grants with the government, primarily the NIH, and recognized revenue under other collaborations during 2009. Revenue recognized under these research grants totaled $841,000 through December 31, 2009.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(7) COMMITMENTS

(a) LEASE AGREEMENTS

We have a non-cancelable operating lease for our Gaithersburg, MD facilities. The initial lease agreement, which expired on November 1, 2009, included a provision for a three percent annual increase in base rent and contained renewal options for up to 14 years and required the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlord’s initial contribution of $1,300,000 in incentives was considered a reduction of rental expense that was recognized on a straight-line basis over the term of the lease. In March 2009, we signed an amendment to our lease agreement for our Gaithersburg facilities extending the lease expiration date from November 1, 2009 to October 31, 2014. Under the terms of the agreement we have additional contractual obligations of $841,000 in 2010, 866,000 in 2011, 892,000 in 2012, $847,000 in 2013, and $427,000 in 2014. Rent expense under all operating leases was approximately $638,000, $584,000, and $584,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Future minimum lease payments under our non-cancelable operating lease are as follows (in thousands):

2010	$841
2011	$866
2012	$892
2013	$847
2014	$427

At December 31, 2009 and 2008, the Company had a deferred lease liability of $0 and $190,000, respectively.

(b) LICENSE AGREEMENTS

In November 2001, we entered into an exclusive, worldwide license agreement with Baylor College of Medicine for the rights related to the MATH1 and HATH genes. Under the terms of the license agreement, we agreed to pay a non-refundable initial license fee of $50,000 at the time of execution of the license agreement and we also agreed to pay a minimum annual license maintenance fee, a percentage of product royalties, and milestone payments based on our achievement of certain clinical and regulatory related milestones for these rights. Our ability to meet the milestones is dependent on a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims.

(c) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS

We have agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received rights to the resulting technology. Total grant amounts paid by us were approximately $137,000, $154,000, and $202,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

As discussed in Note 2, we have agreements with clinical sites for the treatment of patients under clinical protocols. Total costs under these agreements were $1,409,000, $2,487,000, and $2,235,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Additionally, certain agreements disclosed above require us to pay royalties upon commercial sales of specified products. We generally base the royalties on a percentage of net sales or other product fees earned. Royalties will be due when sales are generated.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY

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

In February 2007, we filed a $100.0 million shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration was declared effective February 12, 2007 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt securities. This shelf registration was scheduled to expire on February 12, 2010; however, because we filed a $150.0 million replacement shelf registration statement, which is not yet effective, before that date, we may continue to offer and sell securities covered by the 2007 shelf registration statement until the earlier of the effective date of the replacement registration statement or 180 days after the third anniversary of the initial effective date of the expired registration statement. The replacement registration statement, once it is declared effective, will allow us to issue any combination of common stock, preferred stock, or warrants to purchase our common stock or preferred stock, for further discussion on this replacement shelf registration see Note 12, “Subsequent Events.”

•	On June 11, 2008, pursuant to this shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at a per unit price of $1.51. The warrants, which have a term of five years and an exercise price of $2.016 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $1.9 million. Proceeds of this offering, net of offering costs, totaled $15.7 million.
•	On May 29, 2009, we entered into a purchase agreement with a single institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock as part of a registered direct offering pursuant to our shelf registration statement. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase one share of common stock at a price of $0.624 per unit. The warrants, which have a term of five years and an exercise price of $0.858 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $4.2 million. Proceeds of this offering, net of offering costs, totaled $5.5 million. On January 25, 2010, the institutional investor exercised warrants to purchase 2,000,000 shares of common stock for gross proceeds of $1.7 million.
•	On August 31, 2009, pursuant to our shelf registration statement, we completed a registered direct offering to an institutional investor of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.5 warrants to purchase one share of common stock

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

at a per unit price of $0.75. The warrants, which have a term of five years and an exercise price of $0.828 per share, were valued using the Black-Scholes pricing model as of the closing date and accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $2.1 million. Proceeds of this offering, net of offering costs, totaled $5.5 million.
•	On February 1, 2010, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00. The warrants, which have a term of five years and an exercise price of $2.75 per share, were valued using the Black-Scholes pricing model as of the closing date and will be accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million. Proceeds of this offering, net of offering costs, totaled $26.2 million.

On February 11, 2010, we filed with the Securities and Exchange Commission a $150.0 million shelf registration statement on Form S-3 that allows us to issue any combination of common stock, preferred stock, or warrants to purchase common stock or preferred stock. This shelf registration has not yet been declared effective. Under applicable rules, we may continue to offer and sell securities covered by the 2007 shelf registration statement until the earlier of the effective date of the replacement registration statement or 180 days after the third anniversary of the initial effective date of the expired registration statement. As a result of the offerings pursuant to our 2007 shelf registration statement described above, as well as the issuance of shares of common stock upon the exercise of some of the warrants issued in those offerings, we had used $62.1 million of the securities registered under the 2007 shelf registration statement prior to March 12, 2010, leaving $37.9 million available for issuance. However, we have warrants outstanding under which an additional $22.6 million of common stock may be issued pursuant to the registration statement. Accordingly, we would likely only use for new offerings approximately $15.3 million of the $37.9 million that is currently available for issuance.

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations. The CEFF expired on March 15, 2009. Due to the pricing formula under the CEFF the actual amount of financing available to us under the CEFF was substantially less than the committed amount. In particular, Kingsbridge was not obligated to purchase shares of common stock at a price lower than $1.25.

Under the CEFF, Kingsbridge was required, subject to certain conditions and limitations, to purchase shares of common stock at prices between 88% and 92% of the volume weighted average price (VWAP) on each trading day during an eight-day pricing period. Settlement for sales under the CEFF took place in two tranches after the fourth and eighth day of the pricing period. The value of the maximum number of shares the Company could issue in any pricing period was equal to the lesser of 1.75% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $5.0 million. The minimum VWAP for determining the purchase price at which our stock could have been sold in any pricing period was the greater of $1.25, or 75% of the closing price of our common stock on the day prior to the commencement of the pricing period. As required under the CEFF, we filed a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, which was declared effective May 5, 2006. We were required to use commercially reasonable efforts to maintain its effectiveness.

As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011. We have classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 1.75 year remaining life for the warrant, a 2.69% risk-free interest rate, and an 94.59%

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

expected volatility and no dividend yield, the fair value of warrant liability as of December 31, 2009 was $133,000, an increase of $98,000 compared to the prior year. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

The fair value of the warrant issued to Kingsbridge on the date of grant of $800,000 or $1.54 per share, was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being accrued to other expenses in the balance sheet. Such deferred financing costs are allocated to Kingsbridge shares on an as drawn basis. Through December 31, 2009, the current liability, recorded in other accrued expenses, has been marked-to-market using the Black-Scholes option-pricing model. Changes in fair value are recorded against operations in the reporting period in which they occur; increases or decreases in fair value are recorded as interest expense. During 2009, the increase in the fair value of the warrant, $98,000, resulted in a increase in interest expense and in 2008 the decrease in the fair value of the warrant of $221,000 resulted in a decrease in interest expense. Stock drawn under the CEFF was initially recorded outside of permanent equity, until such time as Kingsbridge sold the shares to outside third parties, due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge during a period in which GenVec fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e., a registration payment arrangement). The amount of compensation was payable in cash in both circumstances, or, at the sole discretion of GenVec, in shares of the Company’s common stock in the event of a trading blackout.

On June 26, 2007, subsequent to the first four days of the pricing period, we sold 769,773 shares of common stock for gross proceeds of $1.8 million. On July 2, 2007, subsequent to the last four days of the pricing period, we sold 832,441 shares of common stock for gross proceeds of $1.8 million. In April 2008, we initiated our second draw against the CEFF. On April 18, 2008, subsequent to the first four days of the pricing period, we sold 777,057 shares of common stock for gross proceeds of $1.47 million. On April 25, 2008, subsequent to the last four days of the pricing period, we sold an additional 905,559 shares of common stock under the CEFF for gross proceeds of $1.47 million. When the CEFF expired we expensed the remaining $273,000 of deferred financing charges associated with the CEFF as an other non-operating loss. Prior to the expiration of the CEFF on March 15, 2009, we had sold 3,284,830 shares of common stock to Kingsbridge in the aggregate.

In September 2001, our Board of Directors declared a dividend which was issued on September 28, 2001 of one preferred stock purchase right (a Right) for each share of common stock outstanding. The Rights initially trade with, and are inseparable from the common stock. The Rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the outstanding common stock of GenVec (an Acquiring Person), or announces the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person. Each Right allows its holder, other than the Acquiring Person, to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock (the Preferred Share), at a purchase price of $50.00, subject to adjustment. This portion of a Preferred Share gives the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. The Rights expire on September 7, 2011, unless redeemed earlier by the Company at a price of $0.01 per Right at any time before the Rights become exercisable.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2009 and 2008:

•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.
•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

(b) STOCK OPTION GRANTS

Stock Option Plans

In 2002, GenVec stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan). As originally approved by stockholders, under the 2002 Plan, we may grant statutory and non-statutory stock options and restricted stock awards for the purchase of newly issued common stock up to an aggregate of 1,000,000 shares, plus any shares remaining or that are subject to awards that expire or terminate under the 1993 Plan and 2000 Plan. Grants awarded under the 2002 Plan may be subject to adjustment in the event of stock splits and other similar events.

Our stockholders have subsequently approved amendments to the 2002 Plan to increase the number of common shares available to be issued under the 2002 Plan. In 2007, the stockholders of the Company approved an amendment to the 2002 Plan in which the total shares available under the 2002 Plan were increased from 8,680,000 to 11,580,000.

Generally under the 2002 Plan, 12.5% of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next 3.5 years. Stock options granted under this plan generally have a contractual term of ten years. The Compensation Committee administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at December 31, 2009 expire through 2019.

In June 2006, at our Annual Meeting, the stockholders approved an amendment to the 2002 Plan in which the maximum number of shares with respect to which stock options and/or restricted shares may be granted to any one participant may not exceed 1,000,000 shares per calendar year and no more than 500,000 shares may be issued as shares of restricted stock per calendar year.

Options granted under the 1993 Plan include statutory and non-statutory awards, and options granted under the 2000 Plan, which were made to non-employee directors, generally permit 25% of the option shares of each award to be exercised on the anniversary of the grant date and typically have a contractual term of ten years. The Compensation Committee administered options granted under the 1993 Plan and 2000 Plan, approved the individuals to whom options were granted, and determined the number of shares and exercise price of each option. As of December 31, 2009, outstanding options under the 1993 Plan expire through 2012 and the 2000 Plan expire through 2011.

In August 2003, GenVec and Diacrin consummated a business combination under which we acquired Diacrin through an exchange of stock. Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin under its 1997 Stock Option Plan (1997 Plan). As of December 31, 2009, awards outstanding under the 1997 Plan were 67,284 shares. Option holders will receive newly issued shares of our common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25% of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at December 31, 2009 expire through 2012.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock units and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock unit grants for the years ended December 31, 2009, 2008, and 2007, which was allocated as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)	(in thousands)
Research and development	$1,250	$1,581	$1,274
General and administrative	456	545	524
	$1,706	$2,126	$1,798

We use the Black-Scholes pricing model to value stock options. The Black-Scholes model requires the use of a number of complex assumptions including expected volatility of the Company’s stock price and the expected life of option grants. The weighted-average estimated fair value of employee stock options granted during the 12 months ended December 31, 2009, 2008, and 2007 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	December 31, 2009	December 31, 2008	December 31, 2007
Risk-free interest rate	1.77%	3.01%	4.64%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	94.59%	84.00%	80.36%
Expected life (years)	5.87	5.67	5.59
Weighted-average fair value of options granted	$0.42	$1.23	$1.87

The volatility assumption for 2009, 2008, and 2007 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.87, 5.67, and 5.59 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 1.61% to 2.69%, 1.34% to 3.68%, and 3.28% to 5.13%, respectively, for the years ended December 31, 2009, 2008, and 2007.

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

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2009 has been revised for actual forfeitures. We do not record tax-related effects on stock-based compensation given our

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The activity of the plans from December 31, 2006 to December 31, 2009 is as follows:

(in thousands, except per share data)	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,508	$2.52
Granted	1,522	2.69
Exercised	(296)	2.18
Cancelled	(1,147)	2.88
Outstanding at December 31, 2007	5,587	2.51
Granted	2,091	1.73
Exercised	—	—
Cancelled	(618)	2.52
Outstanding at December 31, 2008	7,060	2.28
Granted	2,380	0.44
Exercised	—	—
Cancelled	(1,586)	2.31
Stock options outstanding at December 31, 2009	7,854	$1.72	7.0	$1,659
Vested or expected to vest at December 31, 2009	7,000	$1.79	6.8	$1,405
Exercisable at December 31, 2009	4,899	$2.09	6.0	$402

Unrecognized stock-based compensation expense related to stock options was approximately $2.3 million as of December 31, 2009. This amount is expected to be expensed over a weighted average period of 2.1 years. There were no stock options exercised during 2009. We realized proceeds of $0, $0, and $647,000 from options exercised during the years ended December 31, 2009, 2008, and 2007, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2009:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00 – $ 1.00	2,153	9.1	$0.45	493	$0.45
$1.01 – $ 3.00	4,727	6.7	1.90	3,465	1.91
$3.01 – $ 4.00	729	3.5	3.24	720	3.23
$4.01 – $ 5.00	171	3.6	4.28	147	4.31
$5.01 – $10.00	74	1.0	6.07	74	6.07
	7,854	7.0 years	$1.72	4,899	$2.09

As of December 31, 2009 options covering 4,899,004 shares were exercisable at $0.405 to $9.63 per share (average $2.09 per share) and options covering 3,252,912 shares remain available to be granted.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

In October 2009, the Company issued 500,000 restricted stock units (RSUs) under the 2002 Plan. The following table summarizes the status of the Company’s RSUs as of December 31, 2009:

(in thousands, except per share data)	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU’s at December 31, 2008	—	$—
Granted	500	0.79
Exercised	—	—
Cancelled	—	—
Non-vested restricted stock units at December 31, 2009	500	$0.79	$395
Expected to vest at December 31, 2009	364	$0.79	$288

Restricted stock units granted are scheduled to vest 50% two years after the date of grant and 50% three years after the date of grant. The cost of the grant is charged to operations over the vesting period. At December 31, 2009, the weighted average remaining term of non-vested restricted stock units was 2.8 years.

(c) EMPLOYEE STOCK PURCHASE PLAN

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85% of the fair market value of our common stock on either the first business day or last business day of the applicable six-month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15% of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. In June 2006, the Board of Directors approved a resolution effectively fixing the number of shares available for issuance under the Purchase Plan. The Purchase Plan will terminate on October 18, 2010, unless terminated earlier by the Board of Directors.

Employees purchased 297,375 shares, 97,423 shares, and 37,027 shares during the 12 months ended December 31, 2009, 2008, and 2007, respectively, at a weighted average purchase price of $0.36, $1.24, and $2.00. We realized proceeds of $109,000, $120,000, and $74,000 from shares acquired under the Purchase Plan during the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, 1,583,420 shares were available for issuance under the Purchase Plan.

In January 2010, we issued 67,826 shares related to the purchase period for the six months ending December 31, 2009. This purchase reduced the shares available for issuance to 1,515,594 under the plan. The purchase price of these shares was $0.595 and we realized proceeds of $40,000.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

(d) WARRANTS

Warrants to purchase common stock were granted to organizations and institutions in conjunction with equity financing activities. The warrants typically vest six-months after issuance. Outstanding and vested warrants are summarized below (in thousands, except per share amounts):

	2009		2008		2007
Exercise Price	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$0.858	9,615	9,615	—	—	—	—
$0.828	4,000	—	—	—	—	—
$2.016	2,252	2,252	2,252	2,252	—	—
$2.67	520	520	520	520	520	520
	16,387	12,387	2,772	2,772	520	520

(9) INCOME TAXES

For the years ended December 31, 2009, 2008, and 2007 there is no provision for income taxes included in the statement of operations. We have incurred operating losses, but have not recorded an income tax benefit for 2009, 2008, and 2007, as we have recorded a valuation allowance against our net operating losses and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows (in thousands):

	2009	2008	2007
Tax provision computed at the statutory rate	$(6,243)	$(8,861)	$(6,361)
State income taxes, net of federal income tax provision	(1,000)	(1,419)	(864)
Book expenses not deductible for tax purposes	150	449	7
Research and experimentation tax credit	(861)	(1,432)	(1,021)
Nondeductible compensation expense	470	638	486
Expired net operating losses and other	1,226	—	—
Change in state statutory rate and other	—	(2,129)	—
Change in valuation allowance for deferred tax assets	6,258	12,754	7,753
Income tax expense	$—	$—	$—

The Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported accumulated net losses to date, we have provided a full valuation allowance against our deferred tax assets.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) INCOME TAXES  – (continued)

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	2009	2008	2007
Net operating loss carryforwards	$106,263	$101,061	$89,838
Capital loss carryforwards	—	—	328
Research and experimentation tax credit	14,782	13,997	12,565
Property and equipment, principally due to differences in depreciation	(74)	(213)	(275)
Deferred compensation expense	1,414	1,217	979
Other	122	202	115
Total deferred tax assets	122,507	116,264	103,550
Valuation allowance	(122,507)	(116,264)	(103,550)
Net deferred tax assets	$—	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

At December 31, 2009, we have net operating loss carryforwards of approximately $269.4 million for federal income tax purposes of which $56.6 million expire at various dates through 2013, and $212.8 million expire at various dates through 2029. During 2009, $2.8 million of net operating loss carryforwards expired. We have research and experimentation tax credit carryforwards of $14.8 million at December 31, 2009, of which $1.6 million expire through 2013 and $13.2 million expire through 2029. During 2009, $0.1 million of research and experimentation tax credit carryforwards expired.

Our NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2009 and in prior years, we may have experienced such ownership changes. Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with us.

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

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained effective January 1, 2007. At January 1, 2007, December 31, 2007, December 31, 2008, and December 31, 2009 we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2009, 2008 and 2007.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2006.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(10) OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. Our change in accumulated other comprehensive loss is due exclusively to changes in our unrealized gain or loss on securities for the three years ended December 31, 2009, as follows:

Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	$13
Net current period change	(1,678)
Reclassification adjustments for gains (losses) reclassified into income	1,520
Balance, December 31, 2007	(145)
Net current period change	(590)
Reclassification adjustments for gains (losses) reclassified into income	695
Balance, December 31, 2008	(40)
Net current period change	4
Reclassification adjustments for gains (losses) reclassified into income	38
Balance, December 31, 2009	$2

Other comprehensive income (loss) does not reflect the effect of income taxes because we did not have income tax expense during the 3 years ended December 31, 2009.

(11) QUARTERLY RESULTS (UNAUDITED)

Our unaudited quarterly information is as follows (in thousands, except per share data):

2009	Q1	Q2	Q3	Q4
Revenue	$3,795	$3,781	$2,926	$3,355
Operating Loss	$(5,424)	$(4,768)	$(3,567)	$(4,245)
Net Loss	$(5,681)	$(4,809)	$(3,562)	$(4,310)
Basic and Diluted Loss Per Share	$(0.06)	$(0.05)	$(0.04)	$(0.04)

2008	Q1	Q2	Q3	Q4
Revenue	$3,729	$3,863	$4,205	$3,324
Operating Loss	$(6,404)	$(6,782)	$(7,041)	$(6,447)
Net Loss	$(6,260)	$(6,550)	$(6,839)	$(6,414)
Basic and Diluted Loss Per Share	$(0.08)	$(0.08)	$(0.08)	$(0.07)

The loss per share was calculated for each 3-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters may not equal the loss per share for the respective 12-month period.

(12) SUBSEQUENT EVENTS

On September 15, 2009 we received a notice from The NASDAQ Stock Market stating that the minimum bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Marketplace Rule 5450. On January 7, 2010, we received a letter from The NASDAQ advising we had regained compliance with the NASDAQ’s minimum bid price listing requirements. Now that we have regained compliance, the matter is considered closed.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(12) SUBSEQUENT EVENTS  – (continued)

On January 13, 2010 we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million upfront payment and concurrent with the entry into the agreement with Novartis, we sold 1,869,158 shares of our common stock to Novartis Pharma AG in a private placement for $1.07 per share of common stock, which represents an aggregate purchase price of approximately $2.0 million and was calculated based on the average of the closing price for the common stock on the NASDAQ Global Market for the 30 consecutive trading days ending on the fifth trading day prior to the sale of the shares. The purchase of the shares of common stock by Novartis Pharma AG was undertaken in partial consideration for the rights granted under the Agreement.

On January 25, 2010, an institutional investor exercised warrants to purchase 2,000,000 shares of common stock for gross proceeds of $1,716,000. These warrants were acquired as part of our May 29, 2009 purchase agreement with a single institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock as part of a registered direct offering pursuant to our shelf registration statement. The warrants have a term of five years and an exercise price of $0.858 per share.

On February 1, 2010, pursuant to our shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00. The warrants, which have a term of five years and an exercise price of $2.75 per share, were valued using the Black-Scholes pricing model as of the closing date and will be accounted for in equity. The estimated fair value of the warrants at the date of issuance was $5.0 million. Proceeds of this offering, net of offering costs, totaled $26.2 million.

On February 11, 2010, we filed with the Securities and Exchange Commission a $150.0 million shelf registration statement on Form S-3 that allows us to issue any combination of common stock, preferred stock, or warrants to purchase our common stock or preferred stock. The shelf registration statement has not yet been declared effective.

On February 12, 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new agreement, GenVec will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines.

In March 2010, an institutional investor exercised warrants to purchase 4,000,000 shares of common stock for gross proceeds of $3,312,000. These warrants were acquired as part of our August 31, 2009 purchase agreement with a single institutional investor for the sale of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock as part of a registered direct offering pursuant to our shelf registration statement. The warrants had a term of five years and an exercise price of $0.828 per share.