Form 10-Q
period 2010-03-31
GENVEC INC
filed 2010-05-07
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes ☐    No ☒

As of April 30, 2010, the Registrant had 128,905,455 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,091	$10,887
Short-term investments	79	74
Accounts receivable	1,821	1,442
Prepaid expenses and other	502	331
Total current assets	45,493	12,734
Property and equipment, net	668	687
Other assets	22	22
Total assets	$46,183	$13,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$487	$1,096
Accrued clinical trial expenses	1,322	1,195
Accrued other expenses	2,090	2,838
Unearned revenue	2,242	603
Total current liabilities	6,141	5,732

Unearned revenue	1,526	75
Total liabilities	7,667	5,807

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2010 and 2009; none issued and outstanding in 2010 and 2009	-	-
Common stock, $0.001 par value; 200,000 shares authorized; 128,903 and 106,336 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	129	106
Additional paid-in capital	275,070	239,519
Accumulated other comprehensive income	7	2
Accumulated deficit	(236,690)	(231,991)
Total stockholders' equity	38,516	7,636
Total liabilities and stockholders' equity	$46,183	$13,443

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$2,938	$3,795

Operating expenses:
Research and development	5,745	7,289
General and administrative	1,948	1,930
Total operating expenses	7,693	9,219

Loss from operations	(4,755)	(5,424)

Other income (expense):
Interest income	-	27
Interest income (expense), net of change in fair value of Kingsbridge warrants	87	(13)
Other	(31)	(271)
Total other income (expense), net	56	(257)

Net loss	$(4,699)	$(5,681)

Net loss per share - basic and diluted	$(0.04)	$(0.06)

Weighted average shares outstanding - basic and diluted	119,691	88,600

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(4,699)	$(5,681)
Unrealized holding gain on securities available for sale	5	57

Comprehensive loss	$(4,694)	$(5,624)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	106,336	$106	$239,519	$2	$(231,991)	$7,636
Comprehensive loss:
Net loss	-	-	-	-	(4,699)	(4,699)
Unrealized change in investments, net	-	-	-	5	-	5
Total comprehensive loss						(4,694)
Common stock and warrants issued under shelf registration, net	22,417	22	34,952	-	-	34,974
Common stock issued under stock benefit plans	150	1	110	-	-	111
Stock-based compensation	-	-	489	-	-	489
Balance, March 31, 2010	128,903	$129	$275,070	$7	$(236,690)	$38,516

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,699)	$(5,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	221
Non-cash adjustments for premiums/discounts on investments	-	7
Non-cash charges for stock-based compensation	489	427
Change in fair value of warrant	(87)	(3)
Change in accounts receivable	(379)	629
Change in accounts payable and accrued expenses	(1,145)	(1,068)
Change in unearned revenue	3,091	(795)
Change in other assets and liabilities, net	(170)	1,023
Net cash used in operating activities	(2,840)	(5,240)

Cash flows from investing activities:
Purchases of property and equipment	(41)	-
Purchases of investment securities	-	(1,002)
Proceeds from sale and maturity of investment securities	-	2,000
Net cash provided by (used in) investing activities	(41)	998

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	35,085	68
Principal payments of long-term debt and change in sinking fund	-	(210)
Net cash provided by (used in) financing activities	35,085	(142)

Increase (decrease) in cash and cash equivalents	32,204	(4,384)
Beginning balance of cash and cash equivalents	10,887	14,315

Ending balance of cash and cash equivalents	$43,091	$9,931

Supplemental disclosures of cash flow information:
Interest paid	$-	$16

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

Basis of Presentation

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading.  The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009 and the results of its operations and cash flows for the three-month periods ended March 31, 2010 and March 31, 2009.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US, or GAAP, requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s condensed financial statements and accompanying notes.  Actual results could differ materially from those estimates.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. We are currently evaluating the impact, if any, on our financial condition and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures.”  This ASU amends Topic 820 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs.  The adoption of this standard did not have a material impact on the presentation of our financial statements.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law.  We are currently in the process of determining the effects, if any, of these new laws on the Company.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any, on our financial condition and results of operations.

(2)	Fair Value Measurements

We apply the provisions of the FASB Accounting Standards Codification (ASC) Section 820 (formerly SFAS No. 157) “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 establishes a three-level hierarchy for fair value measurements.  The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at March 31, 2010 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$43,091	$43,091	$-	$-
Marketable securities	79	79	-	-
Total assets at fair value	$43,170	$43,170	$-	$-

Liabilities:
Warrant liability	$46	$-	$46	$-
Total liabilities at fair value	$46	$-	$46	$-

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at December 31, 2009 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$10,887	$10,887	$-	$-
Marketable securities	74	74	-	-
Total assets at fair value	$10,961	$10,961	$-	$-

Liabilities:
Warrant liability	$133	$-	$133	$-
Total liabilities at fair value	$133	$-	$133	$-

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale.  Our marketable securities consist of an equity investment in a publically traded company.

The warrant liability has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 4 to the condensed financial statements. The warrant liability, related to the Kingsbridge warrants, has been classified within Level 2.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2010.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income/loss in stockholders’ equity. Included in accumulated other comprehensive income was a net unrealized gain of $5,000 and $57,000 for the three months ended March 31, 2010 and 2009, respectively.

(3)	Stock Benefit Plans

Stock Option Plans

At our Annual Meeting in June 2002, our stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan).  Our stockholders have subsequently approved amendments to the 2002 Plan to increase the number of shares of common stock available to be issued under the 2002 Plan to 11,580,000. The Compensation Committee administers options granted under all stock option plans, approves the individuals to whom options were granted, and determines the number of options and exercise price of each option.  At March 31, 2010 there were 1,396,559 shares available for future issuance under the 2002 Plan. Outstanding options under the 2002 Plan at March 31, 2010 expire through 2020.  Outstanding options under the 1993 Plan and 2000 Plan at March 31, 2010 expire through 2012 and 2011, respectively.

In August 2003, GenVec, Inc. and Diacrin, Inc. consummated a business combination under which we acquired Diacrin through an exchange of stock.  Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (1997 Plan).  As of March 31, 2010, awards outstanding under the 1997 Plan were 67,284 shares, which expire through 2012.

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock units and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award.

The following table summarizes stock-based compensation expense related to employee stock options for the three-month periods ended March 31, 2010 and March 31, 2009, which was allocated as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Research and development	$358	$319
General and administrative	131	108
	$489	$427

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2010 and 2009 were $1.62 and $0.31, respectively.  The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2010 and 2009 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009

Risk-free interest rate	2.45%	1.61%
Expected dividend yield	0.00%	0.00%
Expected volatility	90.08%	94.59%
Expected life (years)	5.85	5.87

The volatility assumption for 2010 and 2009 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.85 years and 5.87 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants ranging from 2.29% to 2.65% for the three months ended March 31, 2010 and 1.61% for the three months ended March 31, 2009.

The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The expected life of employee stock options represents the weighted average combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options.  The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date (four years) and the full contractual term (ten years). Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.  We do not record tax related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2010:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except exercise price and contractual term data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2009	7,854	$1.72
Granted	1,888	2.18
Exercised	(87)	0.82
Forfeited	(24)	1.78
Expired	(10)	2.84
Stock options outstanding at March 31, 2010	9,621	$1.82	7.30	$695
Vested or expected to vest at March 31, 2010	8,000	$1.88	6.97	$576
Exercisable at March 31, 2010	5,151	$2.06	5.87	$186

Unrecognized stock-based compensation related to stock options was approximately $3.5 million as of March 31, 2010. This amount is expected to be expensed over a weighted average period of 2.9 years.  We realized $71,000 in proceeds from options exercised during the three months ended March 31, 2010 and no proceeds during the three months ended March 31, 2009.

The following table summarizes information about our stock options outstanding at March 31, 2010:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $1.00	2,084	8.9	$0.45	563	$0.45
$1.01 - $3.00	6,567	7.4	1.98	3,650	1.91
$3.01 - $4.00	724	3.3	3.23	715	3.23
$4.01 - $5.00	172	3.4	4.28	149	4.30
$5.01 - $10.00	74	0.7	6.07	74	6.07
	9,621	7.3	$1.82	5,151	$2.06

In October 2009, the Company issued 500,000 restricted shares of common stock under the 2002 Plan.  The following table summarizes the status of the Company’s unvested restricted stock as of March 31, 2010:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Units	Fair Value	Value

Non-vested RSU's at December 31, 2009	500	$0.79
Granted	-	-
Exercised	-	-
Cancelled	-	-

Non-vested RSU’s at March 31, 2010	500	$0.79	$395

Expected to vest at March 31, 2010	344	$0.79	$271

Restricted stock units granted are scheduled to vest 50% two years after the date of grant and 50% three years after the date of grant.  The cost of the grant is charged to operations over the vesting period.  At March 31, 2010, the weighted average remaining term of non-vested restricted stock was 2.5 years.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.

Unrecognized stock-based compensation related to restricted stock units was approximately $0.2 million as of March 31, 2010. This amount is expected to be expensed over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan).  Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85% of the fair market value of our common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower.  Substantially all employees are eligible to participate.  Participants may purchase common stock through payroll deductions of up to 15% of the participant’s compensation.  The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. The Purchase Plan will terminate on October 18, 2010.  In January 2010, subsequent to the offering period ending December 31, 2009, we issued 67,826 shares of common stock.  As of March 31, 2010, there were 1,515,594 shares available for issuance under the Purchase Plan.

(4)	Committed Equity Financing Facility (CEFF)

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations.  The CEFF expired on March 15, 2009.  Due to the pricing formula under the CEFF the actual amount of financing available to us under the CEFF was substantially less than the committed amount.  Net proceeds from the sale of common stock under the CEFF were used to help defray costs associated with expanded clinical testing of TNFerade™ in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes.  As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67 per share.  The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011.  We classified the warrant as a current liability, which is recorded at its fair value of $46,000 as of March 31, 2010 as determined under a Black-Scholes pricing model.  Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

Prior to the expiration of the CEFF on March 15, 2009, we had sold 3,284,830 shares of common stock to Kingsbridge in the aggregate for gross proceeds of $6.5 million.  Kingsbridge holds no shares of common stock purchased pursuant to the CEFF; therefore, all shares sold are recorded in permanent equity. When the CEFF expired we expensed the remaining $273,000 of deferred financing charges associated with the CEFF.

(5)	Net Loss per Share

We calculate net loss per share in accordance with ASC 260 (formerly SFAS No. 128) “Earnings per Share.”  Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2010 and 2009 approximately 5.7 million and 4.4 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 14.0 million and 2.8 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(6)	Stockholders’ Equity

On February 1, 2010, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock.  The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00.  The warrants, which have a term of five years and an exercise price of $2.75 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million.  Proceeds of this offering, net of offering costs, totaled $26.2 million.

During the three months ended March 31, 2010, 6,547,820 warrants to purchase shares of common stock were exercised for gross proceeds of $5.6 million.  The table below sets forth the outstanding warrants as of March 31, 2010:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

March 2006	520,000	$2.670	9/15/2011	Exercisable
June 2008	2,203,833	$2.016	6/11/2013	Exercisable
May 2009	7,115,385	$0.858	5/29/2014	Exercisable
February 2010	4,200,000	$2.750	2/1/2015	Exercisable
	14,039,218

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

(7)	Collaborative Agreement

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance.  The remaining $3.7 million will be recognized ratably over the term of the two year research and collaboration term of the Agreement.  In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales, if any.  During the three months ended March 31, 2010 we recognized $388,000 of the upfront payment and $215,000 for research performed under this Agreement.

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

Further information on the factors and risks that could affect our business, financial condition, and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update our forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. Our lead therapeutic product candidate, TNFerade™ biologic (TNFerade), is being evaluated for use in the treatment of cancer.  In partnership with our collaborators, we have additional development programs utilizing our proprietary technology.

Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein in cells of the tumor.  In March 2010, GenVec discontinued a Phase 3 pivotal trial for first-line treatment of inoperable, locally advanced pancreatic cancer (known as PACT) based on results of an interim analysis.  The interim data demonstrated an approximately 8% lower risk of death in the TNFerade plus SOC arm relative to the SOC alone (hazard ratio= 0.921; 95% Confidence Interval [0.678 –1.252]).  Accordingly, these data strongly suggested that the trial would not achieve the statistical significance required to form the basis for approval of a biological license application in the population chosen for study, thereby warranting discontinuing the trial. We are continuing to analyze the data from the PACT trial and we will be assessing the future strategic value of TNFerade to the Company.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer.  Clinical trials have been conducted and encouraging results have previously been reported in studies for esophageal cancer, head and neck cancer, rectal cancer, and soft tissue sarcomas.  We expect a Phase 1 clinical trial in prostate cancer to be initiated at the University of Chicago in 2010.

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

Our research and development activities have also yielded additional therapeutic product candidates that utilize our technology platform, and we believe they represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. In January 2010, we entered into a research collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis), which focuses on the discovery and development of novel treatments for hearing loss and balance disorders.  There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

In partnership with our collaborators, we also have multiple vaccines in development. All of these programs are funded by third-parties and utilize our core adenovector technology. One vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture. We anticipate a conditional license application for a FMD vaccine will be filed in late 2010. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a human immunodeficiency virus (HIV) vaccine and an influenza virus vaccine.  We also have a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of, many factors, including the extent to which we choose to advance our research, development and  clinical or are in a position to pursue manufacturing, and commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization.  We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of the 10-K.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Results of Operations

GenVec’s net loss was $4.7 million (or $0.04 per share) on revenues of $2.9 million for the three months ended March 31, 2010.  This compares to a net loss of $5.7 million (or $0.06 per share) on revenues of $3.8 million in the same period in the prior year. Included in our net loss for the first three months of 2010 was stock-based compensation expense of $489,000 as compared to $427,000 for the same period in the prior year. GenVec ended the first quarter of 2010 with $43.2 million in cash and investments.

Revenue

Revenues for the three-month period ended March 31, 2010 were $2.9 million, which represents a 23% decrease as compared to $3.8 million in the comparable prior year period.

Revenues for the three-month period ended March 31, 2010 were primarily derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and HSV-2.  Revenue has also been derived from the collaboration we entered with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a 5.0 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was valued at fair value on the date of issuance.  The remaining $3.7 million  will be recognized ratably over the term of the two year research and collaboration term of the Agreement. During the three months ended March 31, 2010 we recognized $388,000 of the upfront payment.  In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales, if any.  During the three months ended March 31, 2010, we recognized $215,000 for research performed under the Agreement.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new agreement, GenVec will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract.  Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines.  There were no revenues recognized under this contract during the three months ended March 31, 2010.

Revenues recognized under our various funded research projects for the three-month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009

FMD	$620	$1,850
Hearing loss and balance disorder	603	-
HIV	1,338	1,503
Malaria	184	-
Other	193	442

Total	$2,938	$3,795

The decrease for the three-month period ended March 31, 2010 is primarily due to decreased revenue associated with our agreement with the DHS for the FMD program of $1.2 million.  The lower revenue under the DHS agreement is a result of the decreased work scope and effort in 2010 as compared to the 2009 period.  The decreased revenue associated with our DHS agreement has been partially offset by increased revenue of $0.6 million under our hearing loss and balance disorder program with Novartis that began in January 2010.

Expenses

Operating expenses were $7.7 million for the three-month period ended March 31, 2010, which represents a decrease of 17% as compared to $9.2 million in the comparable prior year period.  In January 2009, we announced we eliminated 22 positions, as a result of which we incurred $269,000 of severance expense.

Research and development expenses for the three-month period ended March 31, 2010 decreased 21% from $7.3 million in 2009 to $5.7 million in 2010.   The decrease is primarily due to lower manufacturing and data management costs related to our TNFerade program.  Also contributing to the decrease but to a lesser extent are lower personnel costs.  Manufacturing costs decreased significantly due to $1.8 million of expense associated with the Cobra agreement that was recognized in the three-month period ended March 31, 2009 as there was no corresponding costs in the comparable period in 2010.  These decreases are partially offset by increased general laboratory supply costs.  Included in the personnel costs are $193,000 in severance costs for the three-month period ended March 31, 2009 as a result of our reduction in force in January 2009.  There were no severance costs in the comparable period in 2010.  Additionally, stock-based compensation expense allocated to research and development increased $39,000 as compared to the comparable prior year period.

General and administrative expense for the three-month period ended March 31, 2010 was comparable to the prior year period expense of $1.9 million. During the three-month period ended March 31, 2010 we experienced lower depreciation, license, insurance, and personnel costs, offset by higher professional and facility costs.  Stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, increased $23,000 for the three-month period ended March 31, 2010 as compared to the same period in 2009. Included in the personnel costs for the three-month period ended March 31, 2009 is $76,000 in severance costs as a result of our reduction in force in January 2009.  There were no severance costs incurred in the comparable period in 2010.

Other Income (Expense)

Total other income increased by $313,000 for the three-month period ended March 31, 2010 as compared to the prior year period.   Total other income is composed of interest income, interest expense, net of the change in fair value of the Kingsbridge warrants, and other income.

Interest income for the three-month period ended March 31, 2010 was $0 compared to $27,000 in the comparable prior year period. The decrease in interest income was due mainly to lower yields earned on our investment portfolio in 2010.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three-month period ended March 31, 2010 was a net income of $87,000 compared to net expense of $13,000 in the comparable prior year period.  The decrease in interest expense was primarily due to a decrease in the fair value of the Kingsbridge warrants of $84,000 as compared to the change in value in the corresponding period in the prior year.  Additionally, in the three-month period ended March 31, 2010, interest expense associated with our debt obligations decreased due to the declining balances of these obligations as compared to the corresponding period in the prior year.

Other income (expense) for the three-month period ended March 31, 2010 was a net expense for the period of $31,000 as compared to net expense of $271,000 in the comparable prior year period.  The decrease resulted primarily from the expensing of the remaining $273,000 of deferred financing charges when our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) when the agreement expired on March 15, 2009.  This decrease is partially offset by an increase in miscellaneous discounts and interest payments received from the government associated with late payments during the period as compared to the prior year period.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2010, we had an accumulated deficit of $236.7 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2010, cash and short-term investments totaled $43.2 million as compared to $11.0 million at December 31, 2009.

For the three months ended March 31, 2010, we used $2.8 million of cash for operating activities. This consisted of a net loss for the period of $4.7 million, which included approximately $60,000 of non-cash depreciation and amortization and $489,000 of non-cash stock option expenses.  In addition, cash was used for the payment of accrued compensation and other obligations of $1.1 million, offset by a net increase in unearned revenue, due mainly to the Novartis agreement, of $3.1 million.  Net cash was used primarily for the advancement of our TNFerade pancreatic clinical trial, and to a lesser extent, general and administrative activities.

Net cash used in investing activities during the three months ended March 31, 2010 was $41,000. The cash used during the period was for the purchase of laboratory equipment.

Net cash provided by financing activities during the three months ended March 31, 2010 was $35.1 million, which included $26.2 million from the issuance of common stock and warrants associated with our February 2010 equity financing, $3.3 million from our collaboration with Novartis, $5.5 million from the exercise of previously issued warrants, $71,000 from the issuance of common stock related to the exercise of employee stock options and $40,000 of cash provided from the issuance of common stock under our Employee Stock Purchase Plan.

On February 1, 2007, we filed with the Securities and Exchange Commission a $100 million shelf registration statement on Form S-3 (the 2007 shelf registration statement).  The 2007 shelf registration statement was declared effective February 12, 2007 and allows us to issue any combination of common stock, preferred stock, warrants, or debt securities.  The 2007 shelf registration expired on February 12, 2010. However, because we filed a $150 million replacement shelf registration statement, which is not yet effective, before that date, we may continue to offer and sell securities covered by the 2007 shelf registration statement until the earlier of the effective date of the replacement registration statement or August 12, 2010.  The replacement registration statement, once it is declared effective, will allow us to issue any combination of common stock, preferred stock, or warrants to purchase our common stock or preferred stock.

On June 11, 2008, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock.  Proceeds of this offering, net of offering costs, totaled $15.7 million.  During the three months ended March 31, 2010, individual investors exercised a portion of these warrants and purchased 47,820 shares of common stock for gross proceeds to the Company of $96,000.

On May 29, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock.  Proceeds of this offering, net of offering costs, totaled $5.5 million.   During the three months ended March 31, 2010, the institutional investor exercised a portion of these warrants and purchased 2,500,000 shares of common stock for gross proceeds to the Company of $2.1 million.

On August 31, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock.  Proceeds of this offering, net of offering costs, totaled $5.5 million. During the three months ended March 31, 2010, the institutional investor exercised all of these warrants for gross proceeds to the Company of $3.3 million.

On January 13, 2010 we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders.  Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis.  Concurrent with entry into the agreement with Novartis, we sold 1,869,158 shares of our common stock to Novartis Pharma AG in a private placement for $1.07 per share of common stock, which represents an aggregate purchase price of approximately $2.0 million and was calculated based on the average of the closing price for the common stock on the NASDAQ Global Market for the 30 consecutive trading days ending on the fifth trading day prior to the sale of the shares.  The purchase of the shares of common stock by Novartis Pharma AG was undertaken in partial consideration for the rights granted under the research collaboration and license agreement. Due to the pricing formula used in the sale of the common stock, a discount of approximately $1.3 million has been recorded against the upfront license payment and the value of stock associated with this sale is recorded in equity at $3.3 million.

On February 1, 2010, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock.  The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00.  The warrants, which have a term of five years and an exercise price of $2.75 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million.  Proceeds of this offering, net of offering costs, totaled $26.2 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities.

We currently estimate we will use approximately $12.0 to $14.0 million of cash in the 12 months ending March 31, 2011.  Our estimated cash to be used includes approximately $0.8 million in contractual obligations and $0.2 million for capital expenditures.  Based on this estimate we have sufficient resources to fund our operations for at least 36 months.

Our common stock is listed on the NASDAQ Global Market. The listing standards of the NASDAQ Global Market state, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. The bid price for our stock has been below $1.00 since March 30, 2010. If we fail to comply with the listing standards applicable to issuers listed on the NASDAQ Global Market, including the bid price standard, our common stock may be delisted from the NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers, contracting parties, collaborators, potential collaborators and employees, the loss of institutional investor interest, and fewer business development opportunities.

Significant additional capital will be required to develop our product candidates through clinical development, manufacturing, and commercialization.  We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us.   The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger.   We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations, as we expect to continue to rely on government funding for a significant portion of our revenues for the next few years and, to a lesser extent, interest income.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in the contractual commitments table in our Form 10-K for the year ended December 31, 2009.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of 2009.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. We are currently evaluating the impact, if any, on our financial condition and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures.”  This ASU amends Topic 820 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs.  The adoption of this standard did not have a material impact on the presentation of our financial statements.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law.  We are currently in the process of determining the effects, if any, of these new laws on the Company.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any on our financial condition and results of operations.

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

As of March 31, 2010, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of March 31, 2010, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk.  Before making an investment decision you should carefully consider the risk factors discussion provided under Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and all of the other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission.  If any of the risks contained in those reports, or described below, actually occur, our business, results of operations, financial condition and liquidity could be harmed and the value of our securities could decline and you could lose all or part of your investment.  In addition, you should also consider the following risk factors, which amends and supplements the foregoing risk factors.

Our common stock is at risk for delisting from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on the NASDAQ Global Market. The listing standards of the NASDAQ Global Market state, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. The bid price for our stock has been below $1.00 since March 30, 2010. If we fail to comply with the listing standards applicable to issuers listed on the NASDAQ Global Market, including the bid price standard, our common stock may be delisted from the NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers, contracting parties, collaborators, potential collaborators and employees, the loss of institutional investor interest, and fewer business development opportunities.

We are not currently conducting any clinical development programs; therefore, we do not have any near-term prospects of generating revenues from the commercial sale of products.

On March 29, 2010, we announced that we discontinued our Phase 3 clinical study of TNFerade in patients with locally advanced pancreatic cancer, because an interim analysis of clinical data indicated that the trial would not meet its primary endpoint.  As a result of discontinuing this trial, we no longer have a late-stage clinical development candidate.  While TNFerade has been studied for the treatment of other cancers, there are no trials currently ongoing.  Further, we have not determined when or if we will pursue development of TNFerade for these other cancers, either on our own or with a collaborator.  We do not have any other clinical programs.  Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of our pharmaceutical or biological products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2010, we entered into a research collaboration and license agreement (the Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. In connection with the entry into of the Agreement, the Company sold 1,869,158 shares of common stock of the Company, par value $0.001 per share (Common Stock), to Novartis Pharma AG in a private placement for $1.07 per share of Common Stock, which represents an aggregate purchase price of approximately $2,000,000 and was calculated based on the average of the closing price for the Common Stock on the NASDAQ Global Market for the 30 consecutive trading days ending on the fifth trading day prior to the sale of the shares.  The purchase of the shares of Common Stock by Novartis Pharma AG was undertaken in partial consideration for the rights granted under the Agreement. The shares of Common Stock were issued in a private placement in reliance on Section 4(2) under the Securities Act of 1933 (the Securities Act) and Regulation D promulgated thereunder in a transaction not involving a public offering, were not registered under the Securities Act, and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	{REMOVED AND RESERVED}

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4.1	Form of Warrant (1)

10.1	Form of Investor Purchase Agreement (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 27, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 7, 2010	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer, and Corporate Secretary