Form 10-Q
period 2010-06-30
GENVEC INC
filed 2010-08-06
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 31, 2010, the Registrant had 129,022,759 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,937	$10,887
Short-term investments	62	74
Accounts receivable	1,979	1,442
Prepaid expenses and other	469	331
Total current assets	41,447	12,734
Property and equipment, net	813	687
Other assets	22	22
Total assets	$42,282	$13,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,139	$1,096
Accrued clinical trial expenses	1,350	1,195
Accrued other expenses	1,839	2,838
Unearned revenue	2,126	603
Total current liabilities	6,454	5,732

Unearned revenue	1,035	75
Total liabilities	7,489	5,807

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized in 2010 and 2009; none issued and outstanding in 2010 and 2009	-	-
Common stock, $0.001 par value; 200,000 shares authorized; 128,918 and 106,336 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	129	106
Additional paid-in capital	275,557	239,519
Accumulated other comprehensive income/(loss)	(10)	2
Accumulated deficit	(240,883)	(231,991)
Total stockholders’ equity	34,793	7,636
Total liabilities and stockholders’ equity	$42,282	$13,443

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$3,182	$3,781	$6,120	$7,576

Operating expenses:
Research and development	5,134	7,096	10,879	14,385
General and administrative	2,281	1,453	4,229	3,383
Total operating expenses	7,415	8,549	15,108	17,768

Loss from operations	(4,233)	(4,768)	(8,988)	(10,192)

Other income (expense):
Interest income	2	8	2	35
Interest (expense) income, net of change in fair value of warrants	38	(52)	125	(65)
Other	-	3	(31)	(268)
Total other income (expense), net	40	(41)	96	(298)

Net loss	$(4,193)	$(4,809)	$(8,892)	$(10,490)

Net loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.07)	$(0.12)

Weighted average shares outstanding - basic and diluted	128,911	92,053	124,327	90,356

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(4,193)	$(4,809)	$(8,892)	$(10,490)
Unrealized holding (loss)/gain on securities available for sale	(17)	108	(12)	165

Comprehensive loss	$(4,210)	$(4,701)	$(8,904)	$(10,325)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	106,336	$106	$239,519	$2	$(231,991)	$7,636
Comprehensive loss:
Net loss	-	-	-	-	(8,892)	(8,892)
Unrealized change in investments, net	-	-	-	(12)	-	(12)
Total comprehensive loss						(8,904)
Common stock and warrants issued under shelf registration, net	22,417	22	34,952	-	-	34,974
Common stock issued under stock benefit plans	165	1	117	-	-	118
Stock-based compensation	-	-	969	-	-	969
Balance, June 30, 2010	128,918	$129	$275,557	$(10)	$(240,883)	$34,793

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,892)	$(10,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	510
Non-cash adjustments for premiums/discounts on investments	-	11
Non-cash charges for stock-based compensation	969	849
Change in fair value of warrant	(126)	35
Change in accounts receivable	(537)	1,050
Change in accounts payable and accrued expenses	(675)	(1,442)
Change in unearned revenue	2,483	(1,361)
Change in other assets and liabilities, net	(138)	798
Net cash used in operating activities	(6,795)	(10,040)

Cash flows from investing activities:
Purchases of property and equipment	(247)	-
Purchases of investment securities	-	(1,002)
Proceeds from sale and maturity of investment securities	-	3,000
Net cash (used in) provided by investing activities	(247)	1,998

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	35,092	5,577
Principal payments of long-term debt and change in sinking fund	-	(420)
Net cash provided by financing activities	35,092	5,157

Increase (decrease) in cash and cash equivalents	28,050	(2,885)
Beginning balance of cash and cash equivalents	10,887	14,315

Ending balance of cash and cash equivalents	$38,937	$11,430

Supplemental disclosures of cash flow information:
Interest paid	$-	$32

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

In June 2010, GenVec announced that the Company had retained Wells Fargo Securities, LLC to conduct a comprehensive review of strategic alternatives aimed at enhancing shareholder value.  Strategic alternatives we may pursue could include, but are not limited to, execution of our operating plan, sale of assets, partnering or other collaboration agreements, or a merger, sale of the Company or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or the board of directors has approved a specific transaction.

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009 and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2010 and June 30, 2009.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US, or GAAP, requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met (1) a contract is executed, (2) the contract price is fixed and determinable, (3) delivery of the service or products have occurred, and (4) collectability of the contract amounts is considered probable.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. We are currently evaluating the impact, if any, on our financial condition and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”. This ASU amends Topic 820 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The adoption of this standard did not have a material impact on the presentation of our financial statements.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law. We are currently in the process of determining the effects, if any, of these new laws on the Company.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any on our financial condition and results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation includes an exemption for companies with less than $75 million in market capitalization (non-accelerated filers) to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an external auditor’s report on the effectiveness of a registrant’s internal control over financial reporting. The SEC has not published a final rule on this new law. Under the existing SEC rules a Company cannot exit accelerated filer status unless the market value of voting and non-voting common equity held by non-affiliates of the issuer falls below $50M as of the last business day of the company’s second fiscal quarter. We are currently in the process of determining the effects, if any, of this new law on the Company.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at June 30, 2010 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$38,937	$38,937	$-	$-
Marketable securities	62	62	-	-
Total assets at fair value	$38,999	$38,999	$-	$-

Liabilities:
Warrant liability	$7	$-	$7	$-
Total liabilities at fair value	$7	$-	$7	$-

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

There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2010.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income/loss in stockholders’ equity. Included in accumulated other comprehensive income/(loss) was a net unrealized loss of $12,000 for the six months ended June 30, 2010 and a net unrealized gain $165,000 for the six months ended June 30, 2009.

(3)	Stock Benefit Plans

Stock Option Plans

At our Annual Meeting in June 2002, our stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan).  Our stockholders have subsequently approved amendments to the 2002 Plan to increase the number of shares of common stock available to be issued under the 2002 Plan to 16,700,000, which includes the amendment approved at the June 16, 2010 Annual Meeting to increase the number of shares of common stock to be issued by 5,120,000. The Compensation Committee administers options granted under all stock option plans, approves the individuals to whom options were granted, and determines the number of options and exercise price of each option.  At June 30, 2010 there are 6,984,910 shares available for future issuance under the 2002 Plan. Outstanding options under the 2002 Plan at June 30, 2010 expire through 2020.  Outstanding options under the 1993 Plan and 2000 Plan at June 30, 2010 expire through 2012 and 2011, respectively.

In August 2003, GenVec, Inc. and Diacrin Inc. consummated a business combination under which we acquired Diacrin through an exchange of stock.  Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (1997 Plan).  As of June 30, 2010, awards outstanding under the 1997 Plan were 48,934 shares, which expire through 2012.

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock units and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award.

The following table summarizes stock-based compensation expense related to employee stock options for the three and six month periods ended June 30, 2010 and June 30, 2009, which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Research and development	$346	$308	$704	$627
General and administrative	134	114	265	222
	$480	$422	$969	$849

The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2010 and 2009 were $1.55 and $0.33, respectively.  The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2010 and 2009 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009

Risk-free interest rate	2.43%	1.66%
Expected dividend yield	0.00%	0.00%
Expected volatility	90.08%	94.59%
Expected life (years)	5.85	5.87

The volatility assumption for 2010 and 2009 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.85 years and 5.87 years, respectively.

The risk-free interest rate assumption is based upon the five year U.S. Treasury note at various rates as of the date of the grants ranging from 2.06% to 2.65% for the six months ended June 30, 2010 and 1.61% to 2.69% for the six months ended June 30, 2009.

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2010:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except exercise price and contractual term data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2009	7,854	$1.72
Granted	2,002	2.09
Exercised	(98)	0.78
Forfeited	(450)	1.46
Expired	(184)	2.37
Stock options outstanding at June 30, 2010	9,124	$1.81	6.87	$85
Vested or expected to vest at June 30, 2010	7,748	$1.86	6.52	$71
Exercisable at June 30, 2010	5,328	$2.01	5.46	$30

Unrecognized stock-based compensation related to stock options was approximately $3.3 million as of June 30, 2010. This amount is expected to be expensed over a weighted average period of 2.8 years.  We realized $77,000 in proceeds from options exercised during the six months ended June 30, 2010 and no proceeds during the six months ended June 30, 2009.

The following table summarizes information about our stock options outstanding at June 30, 2010:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $1.00	2,030	8.42	$0.46	725	$0.48
$1.01 - $3.00	6,142	6.96	1.98	3,673	1.90
$3.01 - $4.00	724	3.04	3.23	717	3.23
$4.01 - $5.00	172	3.13	4.28	157	4.29
$5.01 - $10.00	56	0.67	6.37	56	6.37
	9,124	6.87	$1.81	5,328	$2.01

In October 2009, the Company issued 500,000 restricted shares of common stock under the 2002 Plan.  The following table summarizes the status of the Company’s unvested restricted stock as of June 30, 2010:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Units	Fair Value	Value

Non-vested RSU's at December 31, 2009	500	$0.79
Granted	-	-
Exercised	-	-
Cancelled	(50)	0.79

Non-vested restricted stock units at June 30, 2010	450	$0.79	$357

Expected to vest at June 30, 2010	321	$0.79	$254

Restricted stock units granted are scheduled to vest 50 percent two years after the date of grant and 50 percent three years after the date of grant.  The cost of the grant is charged to operations over the vesting period.  At June 30, 2010, the weighted average remaining term of non-vested restricted stock was 2.3 years.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current restricted stockholders.

Unrecognized stock-based compensation related to restricted stock units was approximately $0.2 million as of June 30, 2010. This amount is expected to be expensed over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan).  Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of our common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower.  Substantially all employees are eligible to participate.  Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation.  As of June 30, 2010, there were 1,515,594 shares available for issuance under the Purchase Plan.  In July 2010, subsequent to the offering period ended June 30, 2010; we issued 84,642 shares of common stock pursuant to the Purchase Plan for net proceeds of approximately $33,000.  The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. The Purchase Plan will terminate on October 18, 2010.

(4)	Committed Equity Financing Facility (CEFF)

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a 3-year period, subject to certain conditions and limitations.  The CEFF expired on March 15, 2009.  Due to the pricing formula under the CEFF the actual amount of financing available to us under the CEFF was substantially less than the committed amount.  Net proceeds from the sale of common stock under the CEFF were used to help defray costs associated with expanded clinical testing of TNFerade™ in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67 per share. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011.  We classified the warrant as a current liability, which is recorded at its fair value of $7,000 as of June 30, 2010 as determined under a Black-Scholes pricing model.  Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

Prior to the expiration of the CEFF, we had sold 3,284,830 shares of common stock to Kingsbridge in the aggregate for gross proceeds of $6.5 million.  Kingsbridge holds no shares of common stock purchased pursuant to the CEFF; therefore all shares sold are recorded in permanent equity.  When the CEFF expired we expensed the remaining $273,000 of deferred financing charges associated wit the CEFF.

(5)	Net Loss per Share

We calculate net loss per share in accordance with ASC 260 (formerly SFAS No. 128) “Earnings per Share.”  Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the six months ended June 30, 2010 and 2009 approximately 5.3 million and 4.4 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 14.0 million and 12.4 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

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

During the six months ended June 30, 2010, 6,547,820 warrants to purchase shares of common stock were exercised for gross proceeds of $5.6 million.  The table below sets forth the outstanding warrants as of June 30, 2010:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

March 2006	520,000	$2.670	9/15/2011	Exercisable
June 2008	2,203,833	$2.016	6/11/2013	Exercisable
May 2009	7,115,385	$0.858	5/29/2014	Exercisable
February 2010	4,200,000	$2.750	2/1/2015	Exercisable
	14,039,218

On February 11, 2010, we filed with the Securities and Exchange Commission a $150.0 million shelf registration statement on Form S-3 that allows us to issue any combination of common stock, preferred stock, or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on May 20, 2010.

(7)	Collaborative Agreement

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance.  The upfront non-refundable fee will be recognized ratably over the term of the two year research and collaboration term of the Agreement.  Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock.  In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales, if any.  During the three and six month periods ended June 30, 2010 we recognized $466,000 and $854,000, respectively, of the upfront payment and $373,000 and $588,000, respectively, for research performed under this Agreement.

(8)	Subsequent Events

In August 2010, we entered into a new agreement for the supply of services relating to development materials with Novartis Pharma AG, related to the companies’ collaboration in hearing loss and balance disorders. Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates.

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

•	our product candidates being in the early stages of development;

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

Further information on the factors and risks that could affect our business, financial condition, and results of operations is set forth under Item 1A of Part II in this Quarterly Report on Form 10-Q, in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update our forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC AND CLINICAL OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical stage biopharmaceutical company developing novel, gene-based therapeutic drugs and vaccines. We have used our proprietary drug discovery and development technologies to create a portfolio of product programs that address the prevention and treatment of a number of major diseases and in partnership with our collaborators, we have development programs utilizing our proprietary technology.

For therapeutic applications, our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. We believe that localized production of proteins can enable the proteins to produce a potential benefit while minimizing the overall toxicity that can occur when proteins are introduced directly into the body by systemic administration.  We believe that this approach allows us to take advantage of the established biology of known, important proteins.

For vaccines, the goal is to induce a broad immune response against a target protein or antigen. This is accomplished by using the adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

We are developing applications of our technology for hearing and balance disorders.  In January 2010, we entered into a research collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis), which focuses on the discovery and development of novel treatments for hearing loss and balance disorders.  Preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

On August 4, 2010, we entered into an Agreement for the Supply of Services Relating to Development Materials (the Clinical Supply Agreement) with Novartis Pharma AG (Novartis Pharma). Pursuant to the terms of the Clinical Supply Agreement, and in support of our obligations under the Agreement, we will provide certain services relating to development materials to Novartis Pharma in connection with our previously announced collaboration in hearing loss and balance disorders. Under the Clinical Supply Agreement, we could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates.

The Clinical Supply Agreement may be terminated by either party in the event of an unremedied material breach after providing the notice required under the Clinical Supply Agreement. Novartis Pharma may terminate the Clinical Supply Agreement immediately in the event that we are in material breach of our obligations under the Agreement.

We are evaluating our TNFerade™ biologic (TNFerade) for use in the treatment of cancer. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein in cells of the tumor. In March 2010, GenVec discontinued a Phase 3 pivotal trial for first-line treatment of inoperable, locally advanced pancreatic cancer (known as PACT) based on results of an interim analysis. The interim data strongly suggested that the trial would not achieve the statistical significance required to form the basis for approval of a biological license application in the population chosen for study, thereby warranting discontinuing the trial. We believe that identifying an appropriate partner for TNFerade represents the best path forward in the development of the product.

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Clinical trials have been conducted and encouraging results have previously been reported in studies for esophageal cancer, head and neck cancer, rectal cancer, and soft tissue sarcomas. We expect a Phase 1 clinical trial in prostate cancer to be initiated at the University of Chicago in 2010.

In partnership with our collaborators, we also have multiple vaccines in development. All of these programs are funded by third-parties and utilize our core adenovector technology. One vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture. We anticipate a conditional license application for a FMD vaccine will be filed in 2011. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a human immunodeficiency virus (HIV) vaccine and an influenza virus vaccine. We also have a program with the U.S. Naval Medical Research Center and the PATH Malaria Vaccine Initiative to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

In June 2010, GenVec announced that the Company had retained Wells Fargo Securities, LLC to conduct a comprehensive review of strategic alternatives aimed at enhancing shareholder value.  Strategic alternatives we may pursue could include, but are not limited to, execution of our operating plan, sale of assets, partnering or other collaboration agreements, or a merger, sale of the Company or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or the board of directors has approved a specific transaction.

An element of our current business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications.  This is intended to allow us to diversify the risks associated with our research and development expenditures.  To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

Furthermore, our current business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

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

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part II of this Quarterly Report on Form 10-Q, in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and in our other filings with the SEC.  The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of the 10-K.

FINANCIAL OVERVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Results of Operations

GenVec’s net loss was $4.2 million (or $0.03 per share) on revenues of $3.2 million for the three months ended June 30, 2010.  This compares to a net loss of $4.8 million (or $0.05 per share) on revenues of $3.8 million in the same period in the prior year. GenVec’s net loss was $8.9 million (or $0.07 per share) on revenues of $6.1 million for the six months ended June 30, 2010.  This compares to a net loss of $10.5 million (or $0.12 per share) on revenues of $7.6 million for the six months ended June 30, 2009. Included in our net loss for the first six months of 2010 was stock-based compensation expense of $969,000 as compared to $849,000 million for the same period in the prior year. GenVec ended the second quarter of 2010 with $39.0 million in cash, cash equivalents, and short-term investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2010 were $3.2 million and $6.1 million, respectively, which represent decreases of 16 percent and 19 percent, respectively as compared to $3.8 million and $7.6 million in the comparable prior year periods.

Revenues for the three and six month periods ended June 30, 2010 were primarily derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and HSV-2. Revenue has also been derived from the collaboration we entered with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was valued at fair value on the date of issuance. The upfront non-refundable fee will be recognized ratably over the term of the two year Agreement. Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock. During the three and six month periods ended June 30, 2010 we recognized $466,000 and $854,000, respectively of the upfront payment. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales, if any. During the three and six month periods ended June 30, 2010, we recognized $373,000 and $588,000 respectively for research performed under the Agreement.

In August 2010, we entered into a new agreement for the supply of services relating to development materials with Novartis Pharma, related to the companies’ collaboration in hearing loss and balance disorders. Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new agreement, GenVec will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. In June 2010 the DHS exercised the 2011 funding under this agreement for $0.7 million. There was $35,000 of revenue recognized under this contract during the three month and six month periods ended June 30, 2010.

In June 2010, we signed a new contract with SAIC to continue the development of a universal influenza vaccine. Under this new contract, GenVec will receive $634,000 in program funding. There were no revenues recognized under this contract during the three and six month periods ending June 30, 2010.

Revenues recognized under our various funded research projects for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Program	2010	2009	2010	2009

FMD	$444	$1,372	$1,064	$3,223
Hearing loss and balance disorders	839	40	1,453	112
HIV	1,147	1,839	2,485	3,341
Malaria	151	208	335	209
Other	601	322	783	691

Total	$3,182	$3,781	$6,120	$7,576

The decrease for the three and six month periods ended June 30, 2010 is primarily due to decreased revenue associated with our agreement with the DHS for the FMD program of $928,000 and $2.2 million, respectively.  The lower revenue under the DHS agreement is a result of the decreased work scope and effort in 2010 as compared to the 2009 periods.  Revenue associated with our HIV program also decreased $692,000 and $856,000, respectively as compared to the prior year periods.  The lower revenue under the HIV agreements is a result of decreased work scope and effort as compared to the 2009 periods.  The decreased revenue associated with our FMD and HIV programs have been partially offset by increased revenue of $799,000 and $1.3 million, respectively due mainly to our hearing loss and balance disorder program with Novartis that began in January 2010.

Expenses

Operating expenses were $7.4 million and $15.1 million for the three-month and six-month periods ended June 30, 2010, which represent decreases of 13 percent and 15 percent as compared to $8.5 million and $17.8 million in the comparable prior year periods.

Research and development expenses for the three-month and six-month periods ended June 30, 2010 decreased 28 percent and 24 percent to $5.1 million and $10.9 million, respectively, as compared to $7.1 million and $14.4 million for the comparable prior year periods. The decrease is primarily due to lower manufacturing and to lesser outside clinical costs related to our TNFerade program. Manufacturing costs decreased significantly due to $1.5 million and $2.8 million, respectively of expense associated with the Cobra Biomanufacturing Plc (Cobra) agreement that was recognized in the three and six month periods ended June 30, 2009 as there were no corresponding costs in the comparable periods in 2010. These decreases are partially offset by increased material costs in both periods and personnel costs in the three month period ended June 30, 2010 as compared to the comparable period in 2009. Included in the personnel costs are $0 and $193,000 in severance costs for the three and six month periods ended June, 2009 as a result of our reduction in force in January 2009. There were $5,000 in severance costs in the comparable periods in 2010. Additionally, stock-based compensation expense allocated to research and development increased $38,000 and $77,000 as compared to the comparable prior year periods.

General and administrative expense for the three-month and six-month periods ended June 30, 2010 increased 56 percent and 25 percent to $2.3 million and $4.3 million as compared to $1.5 million and $3.4 million for the comparable prior year periods.  During the three and six month periods ended June 30, 2010 we experienced lower depreciation, offset by higher professional and facility costs.  Stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, increased $20,000 and $43,000, respectively for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009. Included in the personnel costs for the three and six month periods ended June 30, 2009 is $0 and $76,000 in severance costs as a result of our reduction in force in January 2009.  There were no severance costs incurred in the comparable periods in 2010.

Other Income (Expense)

Total other income increased by $81,000 and $394,000, respectively for the three and six month periods ended June 30, 2010 as compared to the prior year periods.   Total other income is composed of interest income, interest expense, net of the change in fair value of the Kingsbridge warrants, and other income.

Interest income for the three and six month periods ended June 30, 2010 was $2,000 for both periods compared to $8,000 and $35,000, respectively, in the comparable prior year periods. The decrease in interest income was due mainly to lower yields earned in 2010.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three and six month periods ended June 30, 2010 was a net interest income of $38,000 and $125,000 compared to net interest expense of $52,000 and $65,000 in the comparable prior year periods.  The decrease in interest expense was primarily due to a decrease in the fair value of the Kingsbridge warrants of $78,000 and $161,000, respectively, as compared to the change in value in the corresponding periods in the prior year.  Additionally, in the three and six month periods ended June 30, 2010, interest expense associated with our debt obligations decreased due to the declining balances of these obligations as compared to the corresponding periods in the prior years.

Other income (expense) for the three and six month periods ended June 30, 2010 was a net expense for the periods of $0 and $31,000, respectively as compared to net income of $3,000 and expense of $268,000, respectively in the comparable prior year periods.  The decrease resulted primarily from expensing the remaining $273,000 of deferred financing charges associated with our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) when the agreement expired on March 15, 2009.  This decrease is partially offset by an increase in miscellaneous discounts and interest payments received from the government associated with late payments during the period as compared to the prior year periods.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of June 30, 2010 we have an accumulated deficit of $240.9 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of June 30, 2010, cash, cash equivalents, and short-term investments totaled $39.0 million as compared to $11.0 million at December 31, 2009.

For the six months ended June 30, 2010, we used $6.8 million of cash for operating activities. This consisted of a net loss for the period of $8.9 million, which included approximately $121,000 of non-cash depreciation and amortization and $969,000 of non-cash stock option expense.  In addition, cash was used for the payment of accrued compensation and other obligations of $675,000 and increased accounts receivable balances of $537,000 due to the timing of collections, offset by a net increase in unearned revenue, due mainly to the Novartis agreement, of $2.5 million.  Net cash was used primarily for the advancement and subsequent wind down of our TNFerade pancreatic clinical trial, and to a lesser extent general and administrative activities.

Net cash used in investing activities during the six months ended June 30, 2010 was $247,000. The cash used during the period was for the purchase of laboratory equipment.

Net cash provided by financing activities during the six months ended June 30, 2010 was $35.1 million, which included $26.2 million from the issuance of common stock and warrants associated with our February 2010 equity financing, $3.3 million from our sale of common stock under our collaboration agreement with Novartis, $5.6 million from the exercise of previously issued warrants, $77,000 from the issuance of common stock related to the exercise of employee stock options and $40,000 of cash provided from the issuance of common stock under our Employee Stock Purchase Plan.

On February 11, 2010, we filed with the Securities and Exchange Commission a $150 million shelf registration statement on Form S-3, which we later amended on May 13, 2010 (the 2010 shelf registration statement).  The 2010 shelf registration statement was declared effective May 20, 2010 and allows us to issue any combination of common stock, preferred stock, or warrants to purchase common stock or preferred stock.

On June 11, 2008, pursuant to a shelf registration statement on Form S-3 filed on February 1, 2007 that expired on February 12, 2007 (the 2007 shelf registration statement), we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock.  Proceeds of this offering, net of offering costs, totaled $15.7 million.  During the three months ended March 31, 2010, individual investors exercised a portion of these warrants and purchased 47,820 shares of common stock for gross proceeds to the Company of $96,000.   The shares of common stock issuable upon exercise of the warrants have been registered on the 2010 shelf registration statement.  There were no warrants exercised during the three months ended June 30, 2010.

On May 29, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock.  Proceeds of this offering, net of offering costs, totaled $5.5 million.   During the three months ended March 31, 2010, the institutional investor exercised a portion of these warrants and purchased 2,500,000 shares of common stock for gross proceeds to the Company of $2.1 million.  The shares of common stock issuable upon exercise of the warrants have been registered on the 2010 shelf registration statement.  There were no warrants exercised during the three months ended June 30, 2010.

On August 31, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock.  Proceeds of this offering, net of offering costs, totaled $5.5 million. During the three months ended March 31, 2010, the institutional investor exercised all of these warrants for gross proceeds to the Company of $3.3 million.  There were no warrants exercised during the three months ended June 30, 2010.  The shares of common stock issuable upon exercise of the warrants have been registered on the 2010 shelf registration statement.

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

On February 1, 2010, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock.  The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00.  The warrants, which have a term of five years and an exercise price of $2.75 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million.  Proceeds of this offering, net of offering costs, totaled $26.2 million.   The shares of common stock issuable upon exercise of the warrants have been registered on the 2010 shelf registration statement.  There were no warrants exercised during the six months ended June 30, 2010.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities.

We currently estimate we will use approximately $10.0 to $12.0 million of cash in the 12 months ending June 30, 2011.  Our estimated cash to be used includes approximately $0.9 million in contractual obligations and $0.2 million for capital expenditures.  Based on this estimate we have sufficient resources to fund our operations for at least 36 months.

On May 12, 2010, we received a notice from The Nasdaq Stock Market (Nasdaq) stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5450. The notification letter states that we will be afforded 180 calendar days, or until November 8, 2010, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during the 180 calendar day grace period. Nasdaq may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance by November 8, 2010, Nasdaq will provide written notification to us that the our common stock will be delisted. At that time, we may appeal Nasdaq's delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, we could apply to transfer our common stock to The NASDAQ Capital Market if we satisfy all of the requirements, other than the minimum bid price requirement, for initial listing on The NASDAQ Capital Market set forth in Marketplace Rule 5505. If we were to elect to apply for such transfer, and if we satisfy the applicable requirements and our application is approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market.

Significant additional capital will be required to develop our product candidates through clinical development, manufacturing, and commercialization. Subject to our review of strategic alternatives, we may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations, as we expect to continue to rely on government funding for a significant portion of our revenues for the next few years and, to a lesser extent, interest income.

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. We are currently evaluating the impact, if any, on our financial condition and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”.  This ASU amends Topic 820 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs.  The adoption of this standard did not have a material impact on the presentation of our financial statements.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law.  We are currently in the process of determining the effects, if any, of these new laws on the Company.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any on our financial condition and results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation includes an exemption for companies with less than $75 million in market capitalization (non-accelerated filers) to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an external auditor’s report on the effectiveness of a registrant’s internal control over financial reporting. The SEC has not published a final rule on this new law.  Under the existing SEC rules a Company cannot exit accelerated filer status unless the market value of voting and non-voting common equity held by non-affiliates of the issuer falls below $50M as of the last business day of the company’s second fiscal quarter.  We are currently in the process of determining the effects, if any, of this new law on the Company.

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

As of June 30, 2010, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of June 30, 2010, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.           RISK FACTORS

An investment in our securities involves a high degree of risk.  Before making an investment decision you should carefully consider the risk factors discussion provided under Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and all of the other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission.  If any of the risks contained in those reports, or described below, actually occur, our business, results of operations, financial condition and liquidity could be harmed and the value of our securities could decline and you could lose all or part of your investment.  In addition, you should also consider the following risk factors, which amend and supplements the foregoing risk factors.

Our common stock is at risk for delisting from The NASDAQ Stock Market.  If it is delisted, our stock price and the liquidity of our common stock would be impacted.

On May 12, 2010 we received a notice from The Nasdaq Stock Market (Nasdaq) stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that the we were therefore not in compliance with Marketplace Rule 5450.  The notification letter states that we will be afforded 180 calendar days, or until November 8, 2010, to regain compliance with the minimum closing bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  Nasdaq may require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by November 8, 2010, Nasdaq will provide written notification to us that our common stock will be delisted.  At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel.  Alternatively, we could apply to transfer our common stock to The Nasdaq Capital Market if we satisfy all requirements, other than the minimum bid requirement, for initial listing on The Nasdaq Capital Market set forth in Marketplace Rule 5505.  If we were to elect to apply for such transfer and if we satisfy the applicable requirements and our application is approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The Nasdaq Capital Market.

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

Our efforts to explore strategic alternatives may not result in any definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

As previously announced on June 15, 2010, the Board has commenced a process to evaluate our strategic alternatives to enhance shareholder value. No timetable has been set for completion of this evaluation process, and there can be no assurance that any transaction will result.  The Board has engaged Wells Fargo Securities, LLC to provide financial advice and assist the Board with its evaluation process. Strategic alternatives we may pursue could include, but are not limited to, execution of our operating plan, sale of our assets, partnering or other collaboration agreements, or a merger, sale of the Company or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

There are various uncertainties and risks relating to our evaluation and negotiation of possible strategic alternatives and our ability to consummate a definitive transaction, including:

•	expected benefits may not be successfully achieved;
•
evaluation and negotiation of a proposed transaction may distract management from focusing our time and resources on execution of our operating plan, which could have a material adverse effect on our operating results and business;

•
the current market price of our common stock may reflect a market assumption that a transaction will occur, and a failure to complete a transaction could result in a negative perception by investors in the Company generally and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives;

•	the process of evaluating proposed transactions may be time consuming and expensive and may result in the loss of business opportunities;
•	perceived uncertainties as to our future direction may result in increased difficulties in retaining key employees and recruiting new employees, particularly senior management; and
•	even if our Board of Directors negotiates a definitive agreement, successful integration or execution of the strategic alternatives will be subject to additional risks.

In addition, the market price of our common stock could be highly volatile during the period in which we are evaluating and negotiating a transaction, and may continue to be more volatile if we announce that we are no longer pursuing a proposed transaction.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          {REMOVED AND RESERVED}

None

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

10.1	Agreement for the Supply of Services related to Development Materials, dated August 4, 2010, between Novartis Pharma AG and GenVec, Inc.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment was requested for certain portions of this Agreement. The confidential portion were filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: August 6, 2010	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary