Form 10-Q
period 2010-09-30
GENVEC INC
filed 2010-11-09
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐       No ☒

As of October 31, 2010, the Registrant had 129,067,759 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,899	$10,887
Short-term investments	48	74
Accounts receivable	3,256	1,442
Prepaid expenses and other	291	331
Total current assets	39,494	12,734
Property and equipment, net	773	687
Other assets	22	22
Total assets	$40,289	$13,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,429	$1,096
Accrued clinical trial expenses	1,079	1,195
Accrued other expenses	2,198	2,838
Unearned revenue	2,100	603
Total current liabilities	6,806	5,732

Unearned revenue	544	75
Total liabilities	7,350	5,807

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized;
none issued and outstanding in 2010 and 2009	-	-
Common stock, $0.001 par value; 200,000 shares authorized; 129,068 and
106,336 shares issued and outstanding at September 30, 2010 and December 31,
2009, respectively	129	106
Additional paid-in capital	276,095	239,519
Accumulated other comprehensive income (loss)	(24)	2
Accumulated deficit	(243,261)	(231,991)
Total stockholders' equity	32,939	7,636
Total liabilities and stockholders' equity	$40,289	$13,443

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$5,156	$2,926	$11,276	$10,502

Operating expenses:
Research and development	5,137	4,774	16,016	19,159
General and administrative	2,397	1,719	6,626	5,102
Total operating expenses	7,534	6,493	22,642	24,261

Loss from operations	(2,378)	(3,567)	(11,366)	(13,759)

Other income (expense):
Interest income	1	2	3	37
Interest (expense) income, net of change in fair value of warrants	(1)	3	124	(62)
Other	-	-	(31)	(268)
Total other income (expense), net	-	5	96	(293)

Net loss	$(2,378)	$(3,562)	$(11,270)	$(14,052)

Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.15)

Weighted average shares outstanding - basic and diluted	129,025	101,001	125,911	93,953

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(2,378)	$(3,562)	$(11,270)	$(14,052)
Unrealized holding (loss) gain on securities available
for sale	(14)	(95)	(26)	70

Comprehensive loss	$(2,392)	$(3,657)	$(11,296)	$(13,982)
See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	106,336	$106	$239,519	$2	$(231,991)	$7,636
Comprehensive loss:
Net loss	-	-	-	-	(11,270)	(11,270)
Unrealized change in
investments, net	-	-	-	(26)	-	(26)
Total comprehensive loss						(11,296)
Common stock and warrants issued, net	22,417	22	34,951	-	-	34,973
Common stock issued under
stock benefit plans	315	1	179	-	-	180
Stock-based compensation	-	-	1,446	-	-	1,446
Balance, September 30, 2010	129,068	$129	$276,095	$(24)	$(243,261)	$32,939

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,270)	$(14,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181	784
Non-cash adjustments for premiums/discounts on investments	-	11
Non-cash charges for stock-based compensation	1,446	1,298
Change in fair value of warrant	(124)	39
Change in accounts receivable	(1,814)	1,239
Change in accounts payable and accrued expenses	(298)	(2,003)
Change in unearned revenue	1,966	(1,983)
Change in other assets and liabilities, net	39	882
Net cash used in operating activities	(9,874)	(13,785)

Cash flows from investing activities:
Purchases of property and equipment	(267)	(150)
Purchases of investment securities	-	(1,002)
Proceeds from sale and maturity of investment securities	-	3,000
Net cash (used in) provided by investing activities	(267)	1,848

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants,
net of issuance costs	35,153	11,201
Principal payments of long-term debt and change in sinking fund	-	(452)
Net cash provided by financing activities	35,153	10,749

Increase (decrease) in cash and cash equivalents	25,012	(1,188)
Beginning balance of cash and cash equivalents	10,887	14,315

Ending balance of cash and cash equivalents	$35,899	$13,127

Supplemental disclosures of cash flow information:
Interest paid	$-	$37

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

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

In June 2010, GenVec announced that the Company had retained Wells Fargo Securities, LLC to conduct a comprehensive review of strategic alternatives aimed at enhancing shareholder value.  As part of this process, we solicited proposals for strategic transactions, including proposals for the disposition of some or all of the Company’s assets, or for the sale or merger of the entire entity. In November 2010, we announced that we had concluded our engagement of Wells Fargo.  During the course of the strategic review, we did not receive any proposals to acquire the Company, or for the acquisition of all or part of its assets.  The Board of Directors has endorsed an independent operating plan focused on the development and commercialization of our product opportunities in the ordinary course of business. We will continue to explore value enhancing strategic opportunities while focusing on our core business.

Key components of our strategy moving forward include:

•	Working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders;
•	Entering into new collaborations to support the development of our pipeline of products in oncology, vaccines, and animal health.
•	Supporting our funded contracts and collaborations for the development of new vaccines.
•	Exploring new applications of our technology to address the treatment and prevention of major unmet medical needs.
•	Minimizing our cash burn rate and avoiding the need for additional equity financing.

On May 12, 2010, we received a notice from the Nasdaq Stock Market (NASDAQ) stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5450. The notification letter stated that we would be afforded 180 calendar days, or until November 8, 2010, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock would have had to meet or exceed $1.00 per share for at least ten consecutive business days during the 180 calendar day grace period. In order to obtain additional time to seek to regain compliance with the minimum bid price requirement, on November 1, 2010 we applied to transfer our common stock to the NASDAQ Capital Market, and such transfer was declared effective as of November 8, 2010.  On November 9, 2010, NASDAQ notified us that we would have an additional 180 days, or until May 9, 2011, to regain compliance with the minimum bid price rule while listed on the NASDAQ Capital Market. NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance with the minimum bid price requirement by May 9, 2011, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ's delisting determination to a NASDAQ Listing Qualifications Panel.

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

Our collaborative research and development agreements can provide for upfront license fees, research payments, and/or milestone payments.  Upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period.  If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.  Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured.  Our collaborative agreements also contain substantive milestone payments. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement.  Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at September 30, 2010 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$35,899	$35,899	$-	$-
Marketable securities	48	48	-	-
Total assets at fair value	$35,947	$35,947	$-	$-

Liabilities:
Warrant liability	$8	$-	$8	$-
Total liabilities at fair value	$8	$-	$8	$-

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at December 31, 2009 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$10,887	$10,887	$-	$-
Marketable securities	74	74	-	-
Total assets at fair value	$10,961	$10,961	$-	$-

Liabilities:
Warrant liability	$133	$-	$133	$-
Total liabilities at fair value	$133	$-	$133	$-

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale.  Our marketable securities consist of an investment in equity securities of a publically traded company.

The warrant liability has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 4 to the condensed financial statements. The warrant liability, related to the Kingsbridge warrants, has been classified within Level 2.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2010.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income (loss) in stockholders’ equity. Included in accumulated other comprehensive loss was a net unrealized loss of $26,000 for the nine months ended September 30, 2010.

(3)    Stock Benefit Plans

Stock Option Plans

Our stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan) in June 2002.  Amendments to the 2002 Plan have increased the number of shares of common stock available to be issued under the 2002 Plan to 16,700,000. At September 30, 2010 there are 7,599,969 shares available for future issuance under the 2002 Plan. Outstanding options under the 2002 Plan at September 30, 2010 expire through 2020.  Outstanding options under the 1993 Plan and 2000 Plan at September 30, 2010 expire through 2012 and 2011, respectively.

In August 2003, GenVec, Inc. and Diacrin Inc. consummated a business combination under which we acquired Diacrin through an exchange of stock.  Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin pursuant to the Diacrin 1997 Stock Option Plan (1997 Plan).  As of September 30, 2010, awards outstanding under the 1997 Plan were 48,934 shares, which expire through 2012.

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock units and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award.

The following table summarizes stock-based compensation expense related to employee stock options for the three and nine month periods ended September 30, 2010 and September 30, 2009, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Research and development	$337	$325	$1,041	$952
General and administrative	140	124	405	346
	$477	$449	$1,446	$1,298

The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2010 and 2009 were $1.52 and $0.34, respectively.  The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2010 and 2009 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009

Risk-free interest rate	2.40%	1.69%
Expected dividend yield	0.00%	0.00%
Expected volatility	90.08%	94.59%
Expected life (years)	5.85	5.87

The volatility assumption for 2010 and 2009 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.85 years and 5.87 years, respectively.

The risk-free interest rate assumption is equal to the five year U.S. Treasury note at various rates as of the date of the grants ranging from 1.39% to 2.65% for the nine months ended September 30, 2010 and 1.61% to 2.69% for the nine months ended September 30, 2009.  The five year U.S. Treasury note is used based on the expected life of the grant at the grant date.

The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The expected life of employee stock options represents the weighted average of the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options.  The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date (four years) and the full contractual term (ten years). Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.  We do not record tax related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands, except exercise price and contractual term data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2009	7,854	$1.72
Granted	2,062	2.04
Exercised	(163)	0.63
Forfeited	(722)	1.40
Expired	(568)	2.18
Stock options outstanding at September 30, 2010	8,463	$1.82	6.74	$304
Vested or expected to vest at September 30, 2010	7,359	$1.87	6.45	$255
Exercisable at September 30, 2010	5,418	$2.00	5.66	$121

Unrecognized stock-based compensation related to stock options was approximately $2.7 million as of September 30, 2010. This amount is expected to be expensed over a weighted average period of 2.7 years.  We realized $106,000 in proceeds from options exercised during the nine months ended September 30, 2010 and no proceeds during the nine months ended September 30, 2009.

The following table summarizes information about our stock options outstanding at September 30, 2010:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $1.00	1,882	8.43	$0.46	758	$0.47
$1.01 - $3.00	5,691	6.80	1.99	3,785	1.95
$3.01 - $4.00	714	2.74	3.23	710	3.23
$4.01 - $5.00	120	3.84	4.12	109	4.12
$5.01 - $10.00	56	0.42	6.37	56	6.37
	8,463	6.74	$1.82	5,418	$2.00

In October 2009, the Company issued 500,000 restricted shares of common stock under the 2002 Plan.  The following table summarizes the status of the Company’s unvested restricted stock as of September 30, 2010:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Units	Fair Value	Value

Non-vested RSU's at December 31, 2009	500	$0.79
Granted	-	-
Exercised	-	-
Cancelled	(70)	0.79

Non-vested restricted stock units at September 30, 2010	430	$0.79	$340

Expected to vest at September 30, 2010	274	$0.79	$216

Restricted stock units granted are scheduled to vest 50 percent two years after the date of grant and 50 percent three years after the date of grant.  The cost of the grant is charged to operations over the vesting period.  At September 30, 2010, the weighted average remaining term of non-vested restricted stock was 2.0 years.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current restricted stockholders.

Unrecognized stock-based compensation related to restricted stock units was approximately $0.2 million as of September 30, 2010. This amount is expected to be expensed over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan).  Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of our common stock on either the first business day or last business day of the applicable six month offering period, whichever is lower.  Substantially all employees are eligible to participate.  Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation.  As of September 30, 2010, there were 1,430,952 shares available for issuance under the Purchase Plan.  In July 2010, subsequent to the offering period ended June 30, 2010; we issued 84,642 shares of common stock pursuant to the Purchase Plan for net proceeds of approximately $33,000.  The maximum number of shares a participant may purchase during a six-month offering period is 6,250 shares. The Purchase Plan terminated on October 18, 2010.

(4)    Committed Equity Financing Facility (CEFF)

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a 3-year period, subject to certain conditions and limitations.  The CEFF expired on March 15, 2009.  Due to the pricing formula under the CEFF the actual amount of financing available to us under the CEFF was substantially less than the committed amount.  Net proceeds from the sale of common stock under the CEFF were used to help defray costs associated with expanded clinical testing of TNFerade™ in locally advanced pancreatic cancer and/or other indications and used for general corporate purposes. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67 per share. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011.  We classified the warrant as a current liability, which is recorded at its fair value of $8,000 as of September 30, 2010 as determined under a Black-Scholes pricing model.  Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

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

 (5)    Net Loss per Share

We calculate net loss per share in accordance with ASC 260 (formerly SFAS No. 128) “Earnings per Share.”  Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2010 and 2009 approximately 5.4 million and 4.6 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 14.0 million and 16.4 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

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

During the nine months ended September 30, 2010, 6,547,820 warrants to purchase shares of common stock were exercised for gross proceeds of $5.6 million.

The table below sets forth the outstanding warrants as of September 30, 2010:

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

(7)    Collaborative Agreement

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance.  The upfront non-refundable fee will be recognized ratably over the term of the two year research and collaboration term of the Agreement.  Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock.  In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.3 million in milestone payments in addition to royalties on future sales, if any.  During the three months and nine months ended September 30, 2010 we recognized $466,000 and $1,321,000 of the upfront payment and $386,000 and $973,000 for research performed under this Agreement.

In September 2010, we achieved the first milestone in our collaboration with Novartis.  The milestone was triggered by the successful completion of certain preclinical development activities.  If certain additional clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.3 million in milestone payments.

In August 2010, we signed a new agreement for the supply of services relating to development materials with Novartis Pharma AG (Novartis Pharma), related to the collaboration in hearing loss and balance disorders.  Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates.  During the three months and nine months ended September 30, 2010 we recognized $2,033,000 for services performed under this new agreement.

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

Further information on the factors and risks that could affect our business, financial condition, and results of operations is set forth under Item 1A of Part II in this Quarterly Report on Form 10-Q, in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, and Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2010, and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

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

We are developing applications of our technology for hearing and balance disorders. In January 2010, we entered into a research collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis), which focuses on the discovery and development of novel treatments for hearing loss and balance disorders. Preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem. In September 2010, we announced that we had achieved the first milestone under a collaboration with Novartis.

On August 4, 2010, we entered into an Agreement for the Supply of Services Relating to Development Materials (the Clinical Supply Agreement) with Novartis Pharma AG (Novartis Pharma). Pursuant to the terms of the Clinical Supply Agreement, and in support of our obligations under the Agreement, we will provide to Novartis Pharma certain services relating to development material, in connection with our previously announced collaboration in hearing loss and balance disorders. Under the Clinical Supply Agreement, we could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates.

The Clinical Supply Agreement may be terminated by either party in the event of an unremedied material breach after providing notice required under the Clinical Supply Agreement. Novartis Pharma may terminate the Clinical Supply Agreement immediately in the event that we are in material breach of our obligations under the Agreement.

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

TNFerade is also being evaluated for possible use in the treatment of other types of cancer. Clinical trials have been conducted and encouraging results have previously been reported in studies for esophageal cancer, head and neck cancer, rectal cancer, and soft tissue sarcomas. We expect a Phase 1 clinical trial in prostate cancer to be initiated at the University of Chicago in late 2010 or in 2011.

In partnership with our collaborators, we also have multiple vaccines in development. All of these programs are funded by third-parties and utilize our core adenovector technology. One vaccine candidate targets the prevention of a major animal health problem, foot-and-mouth disease (FMD). Development efforts for this program are supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture. We anticipate a conditional license application for a FMD vaccine will be filed in 2011. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a human immunodeficiency virus (HIV) vaccine and an influenza virus vaccine. We also have a program with the U.S. Naval Medical Research Center to develop vaccines for malaria. GenVec also has grant-supported preclinical programs to develop vaccine candidates for the prevention of respiratory syncytial virus (RSV) and herpes simplex virus type 2 (HSV-2).

In June 2010, GenVec announced that the Company had retained Wells Fargo Securities, LLC to conduct a comprehensive review of strategic alternatives aimed at enhancing shareholder value. As part of this process, we solicited proposals for strategic transactions, including proposals for the disposition of some or all of the Company’s assets, or for the sale or merger of the entire entity. In November 2010, we announced that we had concluded our engagement of Wells Fargo. During the course of the strategic review, we did not receive any proposals to acquire the Company, or for the acquisition of all or part of its assets. The Board of Directors has endorsed an independent operating plan focused on the development and commercialization of our product opportunities in the ordinary course of business. We will continue to explore value enhancing strategic opportunities while focusing on our core business.

Key components of our strategy moving forward include:

•	Working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders;
•	Entering into new collaborations to support the development of our pipeline of products in oncology, vaccines, and animal health.
•	Supporting our funded contracts and collaborations for the development of new vaccines.
•	Exploring new applications of our technology to address the treatment and prevention of major unmet medical needs.
•	Minimizing our cash burn rate and avoiding the need for additional equity financing.

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

Furthermore, our current business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the development of one or more of our product candidates (i.e. the clinical trial process), the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

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

While our estimated future capital requirements are uncertain and will depend on, and could increase or decrease as a result of, many factors, including the extent to which we choose to advance our research, development and clinical activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part II of this Quarterly Report on Form 10-Q, in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2010, and in our other filings with the SEC. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of the 10-K.

FINANCIAL OVERVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Results of Operations

GenVec’s net loss was $2.4 million (or $0.02 per share) on revenues of $5.2 million for the three months ended September 30, 2010. This compares to a net loss of $3.6 million (or $0.04 per share) on revenues of $2.9 million in the same period in the prior year. GenVec’s net loss was $11.3 million (or $0.09 per share) on revenues of $11.3 million for the nine months ended September 30, 2010. This compares to a net loss of $14.1 million (or $0.15 per share) on revenues of $10.5 million for the nine months ended September 30, 2009. Included in our net loss for the first nine months of 2010 was stock-based compensation expense of $1.4 million as compared to $1.3 million for the same period in the prior year. GenVec ended the third quarter of 2010 with $35.9 million in cash, cash equivalents, and short-term investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2010 were $5.2 million and $11.3 million, respectively, which represent increases of 76 percent and 7 percent, respectively as compared to $2.9 million and $10.5 million in the comparable prior year periods.

Revenues for the three and nine month periods ended September 30, 2010 were primarily derived from the collaboration we entered with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Revenue has also been derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and HSV-2.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was valued at fair value on the date of issuance. The upfront non-refundable fee will be recognized ratably over the term of the two year Agreement. Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock. During the three and nine month periods ended September 30, 2010, we recognized $466,000 and $1,321,000, respectively of the upfront payment. In September 2010, we achieved the first milestone in our collaboration with Novartis. The milestone was triggered by the successful completion of certain preclinical development activities. If certain additional clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.3 million in milestone payments, out of the original $206.6 million in possible milestone payments in addition to royalties on future sales, if any. During the three and nine month periods ended September 30, 2010, we recognized $386,000 and $973,000 respectively for research performed under the Agreement.

In August 2010, we signed a new agreement for the supply of services relating to development materials with Novartis, related to companies’ collaboration in hearing loss and balance disorders. Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates. During the three and nine months ended September 30, 2010 we recognized $2.0 million for services performed under this new agreement.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new contract, GenVec will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. In June 2010 the DHS exercised the 2011 funding under this agreement for $0.7 million. There was $292,000 and $327,000, respectively of revenue recognized under this contract during the three month and nine month periods ended September 30, 2010.

In November 2009, we entered into a new contract with SAIC-Frederick, Inc., a subsidiary of Science Applications International Corporation (SAIC), for the development of influenza and HIV vaccines pursuant to their prime grant from the National Cancer Institute. Work under this contract includes generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. This four-year contract has a total value of over $22 million if all options are exercised. Program funding for the first year of this contract was approximately $2.6 million. There were $391,000 and $1.5 million, respectively, of revenues recognized under this contract during the three and nine month periods ended September 30, 2010.

In June 2010, we entered into a new agreement with SAIC to continue the development of a universal influenza vaccine. Under this new agreement, GenVec will receive $634,000 in program a funding. There were $207,000 of revenues recognized under this contract during the three and nine month periods ended September 30, 2010.

In September 2010, SAIC executed its first option period (year two) under the previously disclosed four-year contract for the development of influenza and HIV vaccines in support of the Vaccine Research Center of the NIAID, part of the NIH. We will receive up to approximately $3.5 million for the second year of activities under the SAIC contract. This funding increases the total value of the contract, originally valued at $22 million, to up to approximately $24 million. There were no revenues recognized under this contract during the three and nine month periods ended September 30, 2010.

Revenues recognized under our various funded research projects for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Program	2010	2009	2010	2009

Hearing loss and balance disorders	$3,183	$48	$4,636	$160
HIV	855	1,559	3,340	4,900
FMD	591	858	1,655	4,081
Malaria	38	213	373	422
Other	489	248	1,272	939

Total	$5,156	$2,926	$11,276	$10,502

The increase for the three and nine month periods ended September 30, 2010 is primarily due to increased revenue associated with our hearing loss and balance disorder program and collaboration with Novartis that began in January 2010. During the three and nine month periods ended September 30, 2010, our revenues for this program increased $3.1 million and $4.5 million, respectively. Partially offsetting the increase in revenue associated with our hearing loss and balance disorder program is lower revenue under both the FMD and HIV programs, as a result of the decreased work scope and effort in 2010 as compared to the 2009 periods. During the three and nine month periods ended September 30, 2010, revenue associated with our FMD program decreased $267,000 and $2.4 million, respectively as compared to the prior year periods. Revenue associated with our HIV program decreased $704,000 and $1.6 million, respectively as compared to the prior year periods.

Expenses

Operating expenses were $7.5 million and $22.6 million for the three-month and nine-month periods ended September 30, 2010, which represent an increase of 16 percent and a decrease of 7 percent as compared to $6.5 million and $24.3 million in the comparable prior year periods.

Research and development expenses for the three-month and nine-month periods ended September 30, 2010 increased 8 percent and decreased 16 percent to $5.1 million and $16.0 million, respectively, as compared to $4.8 million and $19.2 million for the comparable prior year periods. The increase for the three-month period ended September 30, 2010 as compared to the same period in 2009 is primarily due to manufacturing activities associated with our hearing program and general laboratory and funded program supply costs. Partially offsetting these increases are decreased manufacturing activities related to our FMD and TNFerade programs and clinical costs related to the termination of the PACT trial which includes both personnel and outside costs. The decrease for the nine-month period ended September 30, 2010 as compared to the same period in 2009 is due mainly to lower manufacturing costs during the period and to a lesser extent, clinical costs related to the termination of the PACT trial. Manufacturing costs related to the TNFerade program decreased by $2.9 million, due to the expense in 2009 associated with the termination of the Cobra Biomanufacturing Plc (Cobra) agreement with no corresponding costs in the comparable period in 2010. Also contributing to the decrease but to a lesser extent are lower personnel costs. These decreases are partially offset by increased laboratory supply costs. Included in the personnel costs are $0 and $193,000 in severance costs for the three and nine month periods, respectively, ended September 30, 2009 as a result of our reduction in force in January 2009. There were no severance costs in the comparable periods in 2010. Additionally, stock-based compensation expense allocated to research and development increased $12,000 and $89,000 for the three and nine-month periods ended September 30, 2010, as compared to the comparable prior year periods.

General and administrative expense for the three-month and nine-month periods ended September 30, 2010 increased 39 percent and 30 percent to $2.4 million and $6.6 million as compared to $1.7 million and $5.1 million for the comparable prior year periods. During the three and nine month periods ended September 30, 2010 we experienced higher professional, personnel, and facility costs, offset by lower depreciation and amortization costs. Stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, increased $16,000 and $59,000, respectively for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009. Included in the personnel costs for the three and nine month periods ended September 30, 2009 is $27,000 and $103,000 in severance costs. There is $377,000 in severance costs incurred in the three and nine-month period ended September 30, 2010.

Other Income (Expense)

Total other income decreased by $5,000 and increased by $389,000, respectively for the three and nine month periods ended September 30, 2010 as compared to the prior year periods. Total other income is composed of interest income, interest expense, net of the change in fair value of the Kingsbridge warrants, and other income.

Interest income for the three and nine month periods ended September 30, 2010 was $1,000 and $3,000, respectively, as compared to $2,000 and $37,000, respectively in the comparable prior year periods. The decrease in interest income was due mainly to lower yields earned in 2010.

Interest expense, net of the change in the fair market value of the Kingsbridge warrants, for the three and nine month periods ended September 30, 2010 was a net interest expense of $1,000 and a net interest income of $124,000, respectively, compared to net interest income of $3,000 and a net interest expense of $62,000 in the comparable prior year periods. The changes in interest expense, net of the change in the fair market value of the Kingsbridge warrants, was primarily due to an increase in the fair value of the Kingsbridge warrants in each period. Additionally, during the three and nine month periods ended September 30, 2010, there was no interest expense as we no longer have debt obligations.

Other income (expense) for the three and nine month periods ended September 30, 2010 was a net expense for the period of $0 and $31,000, respectively as compared to net expense of $0 and $268,000, respectively in the comparable prior year periods. The decrease resulted primarily from expensing the remaining $31,000 of deferred financing charges associated with our shelf registration that expired in February 2010 as compared to the expensing of $273,000 of deferred financing charges associated with our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) when the agreement expired on March 15, 2009. In 2009 this expense was partially offset by miscellaneous discounts and interest payments received from the government associated with late payments.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of September 30, 2010 we have an accumulated deficit of $243.3 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2010, cash, cash equivalents, and short-term investments totaled $35.9 million as compared to $11.0 million at December 31, 2009.

For the nine months ended September 30, 2010, we used $9.9 million of cash for operating activities. This consisted of a net loss for the period of $11.3 million, which included approximately $181,000 of non-cash depreciation and amortization and $1.4 million of non-cash stock option expense. In addition, cash was used for the payment of accrued compensation and other obligations of $298,000 and increased accounts receivable balances of $1.8 million due to the timing of collections, offset by a net increase in unearned revenue, due mainly to the Novartis agreement, of $2.0 million. Net cash was used primarily for the advancement and subsequent wind down of our TNFerade pancreatic clinical trial, and to a lesser extent general and administrative activities.

Net cash used in investing activities during the nine months ended September 30, 2010 was $267,000. The cash used during the period was for the purchase of laboratory equipment.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $35.2 million, which included $26.2 million from the issuance of common stock and warrants associated with our February 2010 equity financing, $3.3 million from our sale of common stock under our collaboration agreement with Novartis, $5.6 million from the exercise of previously issued warrants, $180,000 from the issuance of common stock related to stock benefit plans.

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

On June 11, 2008, pursuant to a shelf registration statement on Form S-3 filed on February 1, 2007 that expired on February 12, 2010 (the 2007 shelf registration statement), we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. Proceeds of this offering, net of offering costs, totaled $15.7 million. During the three months ended March 31, 2010, individual investors exercised a portion of these warrants and purchased 47,820 shares of common stock for gross proceeds to the Company of $96,000. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants exercised during the three months ended June 30, 2010 nor the three months ended September 30, 2010.

On May 29, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the three months ended March 31, 2010, the institutional investor exercised a portion of these warrants and purchased 2,500,000 shares of common stock for gross proceeds to the Company of $2.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants exercised during the three months ended June 30, 2010 nor the three months ended September 30, 2010.

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

On February 1, 2010, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00. The warrants, which have a term of five years and an exercise price of $2.75 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million. Proceeds of this offering, net of offering costs, totaled $26.2 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants exercised during the nine months ended September 30, 2010.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities.

We currently estimate we will use approximately $5.0 to $7.0 million of cash in the 12 months ending September 30, 2011. Our estimated cash to be used includes approximately $0.9 million in contractual obligations and $0.2 million for capital expenditures. Based on this estimate and our current expectations regarding our operating plan we anticipate that we have sufficient resources to fund our operations for at least 36 months.

On May 12, 2010, we received a notice from the Nasdaq Stock Market (NASDAQ) stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5450. The notification letter stated that we would be afforded 180 calendar days, or until November 8, 2010, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock would have had to meet or exceed $1.00 per share for at least ten consecutive business days during the 180 calendar day grace period. In order to obtain additional time to seek to regain compliance with the minimum bid price requirement, on November 1, 2010 we applied to transfer our common stock to the NASDAQ Capital Market, and such transfer was declared effective as of November 8, 2010.  On November 9, 2010, NASDAQ notified us that we would have an additional 180 days, or until May 9, 2011, to regain compliance with the minimum bid price rule while listed on the NASDAQ Capital Market. NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance with the minimum bid price requirement by May 9, 2011, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ's delisting determination to a NASDAQ Listing Qualifications Panel.

Significant additional capital will be required to develop our product candidates through clinical development, manufacturing, and commercialization. Subject to our review of strategic alternatives, we may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations, as we expect to continue to rely on government funding for a significant portion of our revenues for the next few years, to a lesser extent, interest income.

If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to delay, reduce the scope of efforts, effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

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

ITEM 4.         CONTROLS AND PROCEDURES

As of September 30, 2010, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of September 30, 2010, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.      RISK FACTORS

An investment in our securities involves a high degree of risk. Before making an investment decision you should carefully consider the risk factors discussion provided under Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2010, and all of the other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports, or described below, actually occur, our business, results of operations, financial condition and liquidity could be harmed and the value of our securities could decline and you could lose all or part of your investment. In addition, you should also consider the following risk factors, which amend and supplements the foregoing risk factors.

Our common stock is at risk for delisting from the NASDAQ Stock Market. If it is delisted, our stock price and the liquidity of our common stock would be impacted.

On May 12, 2010, we received a notice from the Nasdaq Stock Market (NASDAQ) stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5450. The notification letter stated that we would be afforded 180 calendar days, or until November 8, 2010, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock would have had to meet or exceed $1.00 per share for at least ten consecutive business days during the 180 calendar day grace period. In order to obtain additional time to seek to regain compliance with the minimum bid price requirement, on November 1, 2010 we applied to transfer our common stock to the NASDAQ Capital Market, and such transfer was declared effective as of November 8, 2010.  On November 9, 2010, NASDAQ notified us that we would have an additional 180 days, or until May 9, 2011, to regain compliance with the minimum bid price rule while listed on the NASDAQ Capital Market. NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance with the minimum bid price requirement by May 9, 2011, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ's delisting determination to a NASDAQ Listing Qualifications Panel.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.         {REMOVED AND RESERVED}

None

ITEM 5.         OTHER INFORMATION

None

ITEM 6.         EXHIBITS

10.1	Agreement, dated November 3, 2009, between GenVec, Inc. and SAIC-Frederick, Inc. +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: November 9, 2010	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer, and Corporate Secretary