Form 10-K
period 2010-12-31
GENVEC INC
filed 2011-03-11
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.Yes ☐ No ☒

As of June 30, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the NASDAQ Global Market on such date was $57,527,856. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2010 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 28, 2011 there were 129,172,226 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	Our product candidates being in the early stages of development;
•	Our ability to find collaborators and the terms of our agreements that we may enter into with them;
•	Uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;
•	The timing, amount, and availability of revenues from our government-funded vaccine programs;
•	The timing and content of future FDA regulatory actions related to us, our product candidates, or our collaborators;
•	Our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations and our ability to lower our operating costs; and
•	The scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss, balance disorders, and cancer; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus type 2 (HSV-2), dengue fever, influenza, malaria, and human immunodeficiency virus (HIV). In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and we believe represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

In partnership with our collaborators we have multiple vaccines in development. These programs are funded by third-parties and utilize our core adenovector technology. GenVec has grant-supported preclinical programs to develop vaccine candidates for the prevention of RSV and HSV-2. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a HIV vaccine and an influenza virus vaccine. We also have programs with the U.S. Naval Medical Research Center to develop vaccines for dengue fever and malaria. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

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

OUR STRATEGY

Our primary objective is to develop and commercialize products with significant medical benefits. We plan to achieve this objective through the following strategies:

Working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders.  We believe that a significant commercial opportunity exists for hearing loss and balance disorder treatments utilizing our technology. We are committed to realizing the value of this program by facilitating Novartis’ development program.

Entering into new collaborations to support the development of our pipeline of products.  We are engaged in seeking strategic collaborations and partnerships to further develop and potentially commercialize our therapeutic and vaccine product candidates. In December 2010, we announced a collaboration with Merial to develop vaccines against FMD utilizing our technology. We intend to seek corporate partnerships in the following programs:

•	Vaccine against RSV, which is the most common viral cause of lower respiratory infections in infants and young children.
•	Vaccine against HSV-2, which is the virus responsible for most cases of genital herpes.
•	TNFeradeTM for the treatment of cancer.

Supporting our funded contracts and collaborations for the development of new vaccines.  We believe that product opportunities can be realized by supporting our established vaccine collaborations.

Exploring new applications of our technology to address the treatment and prevention of major unmet medical needs.  We intend to continue to enhance our core technologies through internal research as well as external collaborations and possible acquisitions. We have received peer-reviewed external funding from the U.S. government and from nonprofit foundations to improve our technology platform for vaccine and gene delivery applications. For example, we have received funding to develop our cell line technology for antigen discovery and for a second-generation product candidate to treat cancer. We intend to further strengthen our technologies relating to process development, formulation, and manufacturing through our existing and future relationships.

Minimizing our cash burn rate and avoiding the need for additional equity financing.  We intend to further develop our product candidates and technology through collaborations and selective deployment of our resources in a prudent manner. We believe this strategy will allow us to advance our programs without the use of substantial additional capital and will insulate us from fluctuating capital raising conditions.

THERAPEUTIC PRODUCT DEVELOPMENT PROGRAMS

Hearing and Balance Disorders.  In a collaboration with Novartis, our hearing and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, an atonal gene (Atoh1) induces the generation of these cells. In multiple animal models we have demonstrated formation of new inner ear sensory hair cells and the restoration of hearing and balance function using our technology to deliver the Atoh1 gene to the inner ear. There are currently no marketed drug therapies in the U.S. to treat hearing loss or balance disorders.

In December 2007, we received a sub-award under a grant from the National Institute on Deafness and Other Communication Disorders (NIDCD), of the NIH, to develop a gene-based drug therapy to treat severe balance disorders. Under this grant, GenVec supports preclinical research in collaboration with the University of Kansas Medical Center, leading to potential drug candidates.

In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. If certain clinical, regulatory, and sales milestones were met, we were eligible, at the inception of the agreement, to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales.

In August 2010, we entered into an additional agreement with Novartis, for the supply of services relating to development materials in connection with our collaboration in hearing loss and balance disorders. Under this additional agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead product candidates. In 2010, we recognized approximately $4.4 million for services performed under this agreement.

In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities.

TNFerade.  We are evaluating our TNFeradeTM biologic (TNFerade) for use in the treatment of cancer. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein in cells of the tumor. In March 2010, we discontinued a Phase 3 pivotal trial for first-line treatment of inoperable, locally advanced pancreatic cancer (known as PACT) based on results of an interim analysis. The interim data strongly suggested that the trial would not achieve the statistical significance required to form the basis for approval of a biological license application in the population chosen for study, thereby warranting discontinuing the trial. Upon discontinuing the trial, we reevaluated our business strategy, for which TNFerade was previously at the center, and developed the strategy set forth above.

Clinical trials of TNFerade have been conducted and encouraging results have previously been reported in studies for esophageal cancer, head and neck cancer, rectal cancer, and soft tissue sarcomas. We believe that identifying an appropriate partner for TNFerade represents the best path forward in the development of this product.

Next Generation Cancer Program.  With funding from the NIH, we are exploring additional approaches to utilizing our technology in the treatment of cancer. In September 2009, we received a Phase 1 Small Business Innovation and Research (SBIR) grant from the National Cancer Institute (NCI) of the NIH to support research exploring a new approach to metastatic cancer treatment. Under this grant, valued at approximately $300,000, GenVec is investigating the hypothesis that the delivery of a specific gene will stimulate an antitumor response that could control cancer metastases.

VACCINE DEVELOPMENT PROGRAMS

In addition to our therapeutic product development programs, we are working with collaborators to develop vaccines using our adenovector technology. We are currently developing preventative vaccines for RSV, HSV-2, dengue fever, malaria, and HIV.

Respiratory Syncytial Virus (RSV).  We are developing vaccines against RSV, the single most important viral cause of lower respiratory infections in infants and young children. According to the World Health Organization, nearly all U.S. children have been infected with RSV by two years of age. Although RSV infection usually produces cold-like symptoms, the infection can result in severe lower respiratory tract infection, which causes up to 130,000 pediatric hospitalizations per year in the U.S. RSV also causes repeated infections throughout life, placing the elderly and individuals with compromised cardiac, pulmonary, or immune systems at risk for severe disease. Among the institutionalized elderly, it is estimated there are about 15,000 deaths annually from RSV. In March 2007, we entered into a Collaborative Research and Development Agreement (CRADA) with the NIAID to develop vaccines for the prevention and treatment of RSV. This three-year CRADA was renewed in July 2010 for a second three-year term. RSV infections can occur at any age, but typically occur in infants, the elderly or in those with compromised cardiac, pulmonary, or immune systems. Initial vaccine candidates are in preclinical testing. In May 2008, we received a $600,000 SBIR grant from the NIH to support work under this program. Work under this program is expected to be completed in April 2011.

In December 2010 data were presented on GenVec’s RSV vaccine program at the International Respiratory Syncytial Virus Symposium, which took place in Rotterdam, Netherlands. The data presented at the conference demonstrated encouraging preclinical proof-of-concept findings generated in multiple animal models at the NIH and GenVec. Specifically, the data show sustained production of neutralizing antibodies and the lack of immunological adverse events linked to prior unsuccessful RSV vaccine approaches.

HSV-2.  We are developing vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. In the United States, HSV-2 infects some 1.6 million new people per year, with approximately 500,000 of those suffering from disease symptoms. At least 40 million people in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. All HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care, their inconvenience, cumulative cost and potential for drug resistance further underscore the need for safe, new approaches to reducing HSV-2 lesions, shedding, and transmission. Estimated costs of treating HSV-2 in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care. In March 2008, we received a $600,000 Phase 1 SBIR grant from the NIH for our HSV-2 program. This is intended to support work being conducted in a collaborative effort by GenVec, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington. We completed work under this grant in February 2011.

Dengue Fever.  With our collaborators we are generating vaccine candidates for the prevention of dengue fever. Dengue fever is a viral disease spread by mosquitoes that historically affected 50 million to 100 million people each year. The virus is found in tropical and sub-tropical climates worldwide, mostly in urban and semi-urban areas. In recent years dengue fever has spread to many new geographic locations, with cases confirmed in Florida and explosive outbreaks confirmed in Brazil and Venezuela. Symptoms are flu-like and generally occur 3 to 14 days after being bitten by an infected mosquito. Symptoms may include fever, headache, rash, eye pain and body aches. Dengue hemorrhagic fever is the most severe form of the disease and it can be fatal. There is no current vaccine or treatment for dengue fever.

We have entered into the following agreements related to our dengue fever vaccine program:

•	U.S. Naval Medical Research Center (NMRC). In January 2011, we entered into a collaboration with the NMRC through a CRADA to support their dengue fever vaccine research. Under this agreement, NMRC will be responsible for pre-clinical animal studies of vaccines, designed and manufactured by GenVec, including studies in non-human primates.
•	Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc (HJF). In January 2011, we signed a one-year, $530,000 agreement with HJF to fund the development and preparation of vaccines against dengue fever. Under the agreement, GenVec will work to design vaccine candidates that utilize GenVec’s adenovector technology and manufacture these vaccine candidates utilizing GenVec’s proprietary cell line.

Malaria.  With our collaborators we are generating vaccine candidates for the prevention of malaria. There are currently over 300 million cases of malaria in the world each year typically resulting in over two million deaths annually, mostly among children.

We have produced clinical supplies of a multi-antigen vaccine candidate for use by the NMRC in early stage clinical studies.

In April 2010, encouraging clinical and preclinical malaria vaccine data were presented at the Keystone Symposium — Malaria: New Approaches to Understanding Host-Parasite Interactions. Safety, tolerability, immunogenicity, and efficacy data from the Phase 1/2a malaria trial using GenVec technology were presented. Data indicate malaria vaccines given to malaria-naïve adults were found to be safe and well-tolerated with minimal local or systemic reactions and no serious vaccine-related adverse reactions. Sterile protection, a complete absence of parasites in the blood, was seen in 4 out of 15 volunteers that had been inoculated with the vaccine and subsequently challenged with the malaria parasite.

In April 2008, we received a Small Business Innovation and Research (SBIR) grant from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to support our malaria vaccine program. This grant, valued at approximately $600,000, is being used to develop enhancements to our vectors for vaccine applications against malaria. We are currently performing work under this grant and we are expecting work to continue through March 2012. In July 2009, we received a grant from the NIAID, valued at approximately $600,000 to identify new antigens for malaria vaccine development. We are currently performing work under this grant and we are expecting work to continue through June 2012.

We have entered into the following agreements related to our malaria vaccine program:

•	U.S Naval Medical Research Center (NMRC). In January 2003, we entered into a collaboration with the NMRC, which included a Collaborative Research and Development Agreement (CRADA) and a two-year, $1.9 million contract to develop and construct vaccines against malaria and dengue fever {or “the dengue virus”} using our proprietary adenovector technologies and production cell line. Under the CRADA, NMRC has provided us with optimized malaria genes to be used in the development of the adenovector-based vaccines as well as providing preclinical evaluation of the vaccine candidates.

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

•	U.S. Military Malaria Vaccine Program. In September 2007, we entered into a CRADA with the U.S. Military Malaria Vaccine Program at the Walter Reed Army Institute of Research and the NMRC for the development and preclinical testing of a malaria vaccine candidate against Plasmodium vivax (P. vivax). More than 50% of malaria cases in U.S. military personnel are caused by P. vivax, which is debilitating upon primary infection and can cause recurrent illness years after infection occurs. This malaria strain has a significant negative impact on world economic productivity and is a major threat to military preparedness. In addition to the CRADA, we signed a one-year, $247,000 contract with the Department of Defense to construct and test the adenovector-based vaccine against P. vivax. Work under this agreement has been completed.
•	PATH’s Malaria Vaccine Initiative (MVI). In March 2004, we signed a two-year, $2.6 million Collaborative Research Development and Supply Agreement with PATH’s MVI for the development, production, and evaluation of vaccines against malaria. Under the contract, we were responsible for constructing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. The contract included $547,000 for work to be performed under a separate CRADA with the Navy Medical Research Center (NMRC). Under the CRADA, the NMRC provided us with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates. In August 2006, contract funding for the Collaborative Research Development and Supply Agreement was increased to $3.2 million and the term was extended through August 2007. In May 2007, we amended and extended our existing Collaborative Research, Development, and Supply Agreement with MVI. The amendment included up to $750,000 in additional funding in 2007 to continue advancing a new multivalent malaria vaccine toward clinical evaluation.

In March 2009, we signed a one-year contract with MVI to support the development of vaccines to fight malaria. This contract was valued at approximately $770,000 to continue work funded by MVI that began in 2004. The scope of work under this contract included the development and testing of novel adenovirus-based vaccines. In July 2009, this contract was amended to extend it by two years and expand the scope of work. In January 2011, we mutually agreed with MVI to terminate our relationship.

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

We have entered into the following agreements related to our HIV vaccine program:

•	National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). In December 2001, the VRC at the NIAID selected us to collaborate in the development of a worldwide preventative HIV vaccine candidate. In February 2006, it was expanded to include an influenza vaccine candidate. We had a cost-plus fixed fee subcontract managed for the VRC through SAIC-Frederick, Inc (SAIC), a subsidiary of Science Applications International Corporation, which became effective in January 2002. Under the subcontract, we were responsible for constructing and producing adenovector-based vaccine candidates utilizing our proprietary cell line and second-generation adenovector technology. The program encompassed a base year and seven option years. This initial contract was completed in October 2009.

In November 2009, we entered into a new contract with SAIC for the development of influenza and HIV vaccines pursuant to SAIC’s prime grant from the National Cancer Institute. Work under this contract will include generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. In October 2010, we announced that SAIC executed its first option period (year two) of the contract. We will receive up to approximately $3.5 million for the second year of activities under the contract, increasing the total value of the contract, originally valued at $22 million, to up to approximately $24 million. There is no assurance that work will be requested in future periods.

In September 2006, we entered into an additional agreement directly with the NIAID that initially provided up to $52 million over five years, consisting of a base year and four option years. The agreement provided for an initial $7 million commitment with an additional $45 million remaining if the NIAID exercised its annual renewal options in full. Under the agreement, we support the transfer of our manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further clinical grade HIV vaccine production. We also receive funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, we granted the NIAID a non-exclusive research license for our proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines. In September 2010, the NIAID executed its fourth option period and the program entered its fifth year of funding during the fourth quarter of 2010. GenVec will receive up to $141,000 for the fifth contract year, which will support the generation of HIV vaccine candidates with GenVec’s alternate adenovirus serotype technology. Through December 31, 2010, the NIAID had funded approximately $19.0 million under the agreement.

ANIMAL HEALTH PRODUCT DEVELOPMENT PROGRAM

We are exploring applications of our technology to treat and prevent diseases for livestock and other animals.

With our collaborators, we are developing vaccine and anti-viral candidates for the prevention and containment of foot-and-mouth disease (FMD) outbreaks. FMD is a highly contagious viral disease affecting cows and other animals with cloven hoofs. Our novel FMD vaccine approach utilizes our proprietary adenovector technology and is manufactured on a proprietary GenVec cell line that is capable of producing antigens with without the highly contagious FMD virus. Because the vaccine is produced without using killed virus materials, it can be produced cost effectively in the U.S. and around the world. While the United States has not had an outbreak of FMD since 1929, the highly contagious nature of FMD, and the grave economic consequences of an outbreak, has made developing a vaccine and anti-viral candidates a high priority of the U.S. government. Initial testing with a vaccine against FMD showed that inoculated cattle challenged with the virus causing FMD did not develop symptoms. Pending the results of field safety trials, we anticipate a conditional license application for a FMD vaccine will be filed in late 2011.

We have entered into the following agreements related to our FMD vaccine program:

•	Merial. In December 2010, we entered into a collaboration with Merial to develop and commercialize our proprietary vaccine technology for use against foot-and-mouth disease (FMD). Merial is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. We will receive development milestones and royalties on sales.
•	U.S. Department of Homeland Security (DHS). In January 2007, we signed a three-year contract with the Department of Homeland Security (DHS) to support the development and manufacture of novel adenovector-based vaccines against FMD. Under the agreement, we received $6.0 million in 2007 for program funding for the first year and had the possibility to receive up to $15.1 million over three years if DHS exercised its renewal options under the contract.

In August 2007, the DHS executed the first renewal option under this agreement, which provided $5.6 million in 2008 to support the development of vaccines for FMD and raised the total value of the three-year agreement to $17.5 million if all renewal options are exercised. In July 2008, the DHS executed the second renewal option under this agreement, which provided $6.6 million of funding and raised the total value of the agreement to $18.2 million. In January 2010 the term of the agreement was extended to December 31, 2010. In September 2010 the agreement was extended to May 31, 2011 and provided additional funding bringing the total value of the contract to $19.4 million.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new agreement, we will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. In June 2010, the DHS exercised its renewal option for $0.7 million. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines.

•	U.S. Department of Agriculture (USDA). In August 2004, we signed a one-year, $304,000 cooperative agreement with the U.S. Department of Agriculture (USDA) for the development of vaccine candidates against FMD. In March 2006, we received a 20-month, $1.7 million extension of our agreement with the USDA, which was funded through an interagency agreement by the U.S. Department of Homeland Security. The purpose of the agreement is to further advance the development of our proprietary cell line and adenovector technology for the generation of countermeasure vaccines and anti-viral agents to prevent the spread of FMD. This agreement was completed in December 2007.

TECHNOLOGY PLATFORM

We utilize a complimentary collection of differentiated, proprietary technologies to create product candidates with superior attributes.

Adenovirus Vector Technology.  Our products are developed with our proprietary adenovector technology, which uses modified adenoviruses to deliver genes to target cells. Adenoviruses are naturally occurring viruses that reproduce in certain tissues, spread, and can cause ailments such as a form of the common cold. Our product candidates consist of adenovectors that contain an inserted gene(s). We design our vectors so they cannot replicate or cause diseases. This limits toxicity, including unwanted effects on target cells and the surrounding tissues. We have multiple proprietary adenovectors to suit different applications in therapeutic and vaccine products.

When administered to tissues, our vectors enter target cells, leading the cells to produce the protein encoded by the inserted gene.

We believe adenovectors are desirable gene delivery vehicles because they efficiently deliver genes, can be readily modified, and have the following safety characteristics:

•	Adenoviruses are naturally eliminated from cells and tissues;
•	Vectors derived from adenoviruses have been generally well tolerated in clinical testing when administered locally;
•	Adenovectors have been in clinical trials sponsored by pharmaceutical and biotechnology companies including Bayer, Biogen, Genzyme, Glaxo SmithKline, Novartis, Pfizer, and Sanofi-Aventis; and
•	Thousands of patients have been treated with GenVec adenovectors with very few serious adverse events related to these vectors.

We believe our differentiated gene delivery technology enables us to:

•	Improve the efficiency of discovering new therapies and vaccines;
•	Rapidly construct and screen product candidates;
•	Identify novel antigens in a quick, and cost-effective manner;
•	Minimize interference from antibodies to adenoviruses;
•	Put genes or antigens rapidly into vectors to evaluate function and usefulness in therapy;
•	Deliver our product candidates to specific organs or cell types to avoid systemic exposure;
•	Achieve efficient delivery of gene or antigen to, and stimulate protein expressions in, target cells;
•	Control the amount and duration of therapeutic protein production to allow flexibility in treating different diseases; and
•	Scale our manufacturing process for commercial production.

We believe our adenovector technology is preferred for therapeutic and vaccine products:

•	For local delivery and expression of therapeutic genes;
•	For cell type specific delivery and expression;
•	For rational vaccine design;
•	For high level antibody and cellular based vaccine responses;
•	For vaccine production without exposure to contagious pathogens; and
•	For the manufacture of new products that cannot be produced using standard technologies.

Local Delivery and Expression of Genes.  To achieve local production of proteins, we administer our product candidates directly to the site of disease using standard medical devices such as syringes. Direct administration of our product candidates into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by avoiding exposure throughout the body.

New Adenovector Platforms.  We have generated vectors based on different types of adenovirus. These vectors have the potential to improve vaccine potency, avoid neutralizing antibodies, and generate mucosal immune responses. These new adenovectors are being explored as second-generation therapeutics and vaccine candidates.

Proprietary Cell Lines.  We have developed a proprietary production cell line 293-ORF6, which supports the growth of adenovectors. We have developed 293-ORF6 cells and a modification of these cells, M2A, to meet the needs for manufacture of our therapeutic and vaccine products. M2A cells have been developed to produce vectors, in particular vaccine vectors, that express antigens or proteins that interfere with the growth of the vector. In August 2009, we received a Phase 2 Small Business Innovation and Research grant from the

NIAID to support the development of our cell line and vector production technology. This grant is valued at approximately $2.5 million over three years.

Control of Gene Expression.  Our technology also allows us to modify the location, duration, and rate of therapeutic gene expression. We alter gene expression by inserting a sequence of DNA, called a promoter, into our vectors adjacent to the target gene. We tailor our technology to the therapeutic or vaccine product need. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit while high level antigen expression from our molecule vaccines is preferred. Moreover, our adenovector technology allows multiple antigens or therapeutic genes to be efficiently expressed for therapeutic benefit. We have also shown that local production of therapeutic proteins by regulating expression by inserting a specific proprietary promoter that either limits expression to specific cell types or can regulate expression after specific treatments can be preferred.

RESEARCH AND DEVELOPMENT

As a biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $20.9 million, $24.7 million, and $33.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31,
(in millions)	2010	2009	2008
TNFerade	$8.1	$13.5	$21.3
Vaccines	6.5	10.4	11.6
Hearing	6.1	0.5	0.1
Other Clinical Programs	0.2	0.3	0.8
Total	$20.9	$24.7	$33.8

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

Patent Rights and Licenses.  We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2010, we hold or have licenses to 272 issued, allowed, or pending patents worldwide, 91 of which are issued or allowed in the U.S. These patents and patent applications pertain to genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing, and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.

Hearing Loss Program.  We have licensed the Atoh1 gene from the Baylor College of Medicine. This license is worldwide and is exclusive for gene therapy applications. We licensed our rights to this gene to Novartis as part of our worldwide collaboration with Novartis to develop treatments for hearing loss and balance disorders.

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

Manufacturing Strategy.  We rely on third-party manufacturers for current Good Manufacturing Practices (cGMP) production of our product candidates for clinical trials and commercialization. We have significant experience working with contract manufacturers and we have successfully transferred our manufacturing process to several collaborators and contract manufacturers. Our research and development facility is located in Gaithersburg, Maryland where we have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and characterization methods for our product candidates. We believe many of the production and assay technologies developed for TNFerade, and those developed under our HIV vaccine contract with NIH, are suitable for our other product development programs.

We intend to continue developing our own manufacturing and testing capabilities while continuing to use third-party contractors in areas where we lack sufficient internal capability. Any plans to expand internal manufacturing capabilities at our facility, including the facilities necessary to manufacture and package an adequate supply of finished products in order to meet our long-term clinical needs and projected commercial needs, will require significant resources and will be subject to ongoing government approval and oversight.

We currently have two suppliers for our clinical manufacturing components, one for human health and one for animal health candidates. Currently we procure raw materials, including specialized components known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Life Technologies Corporation.

OUR COMPETITION

Competition in the discovery and development of new methods for treating and preventing disease is intense. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies both in the U.S. and abroad. We face significant competition from organizations pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations developing pharmaceuticals that are competitive with our potential therapeutic and vaccine product candidates.

Most of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, most of these organizations, either alone or together with their collaborators, have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, obtaining FDA and other regulatory approvals of products, and manufacturing and marketing products. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical and biotechnology field also depends on the status of our collaborations and on the continuing availability of capital to us.

We are aware of products under development or manufactured by competitors that are used for the prevention or treatment of diseases we have targeted for product development. We are aware of several development-stage and established entities, including major pharmaceutical and biotechnology firms that are actively engaged in infectious disease vaccine research and development. These include Sanofi-Aventis, Novartis, GlaxoSmithKline, MedImmune, Inc., (a wholly owned subsidiary of AstraZeneca), Merck, Pfizer, Crucell, Bavarian Nordic, Okairos, Intercell, Genocea, Vical, Emergent Biosolutions, and Novavax among others.

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

Hearing loss and balance disorders.  Currently the market for hearing loss treatments is dominated by devices, and hearing aids or cochlear implants are the current standard of care. There are no FDA-approved drug therapies. Several biotechnology companies have announced research programs into drug or cell therapies for either the restoration of function or for the protection of hearing function. The companies that have begun Phase 1 trials include Auris Medical AG, Quark Pharmaceuticals, and Sound Pharmaceuticals.

RSV.  Medimmune, a subsidiary of Astra Zeneca and the manufacturer of Synagis®, has two vaccine candidates in Phase 1/2a clinical testing. Sanofi-Pasteur, the vaccine division of the sanofi-aventis Group, has conducted Phase 1 and Phase 2 clinical trials with RSV vaccine candidates. Bavarian Nordic and Crucell, in partnership with Johnson & Johnson, have both announced that they have preclinical programs targeting an RSV vaccine. Biotech companies such as AlphaVax, Genocea, NanoBio, and Okairos have also announced preclinical development programs for RSV vaccines, while Novavax announced its intention to start a Phase 1 clinical trial in 2011.

Dengue fever.  Sanofi-Pasteur is currently testing a tetravalent candidate based on their yellow-fever vaccine backbone in a Phase 2b trial and GSK is testing a live, attenuated tetravalent vaccine in Phase 2 trials. Merck & Co., Inc. recently acquired the dengue fever vaccine assets of Hawaii Biotech, which is Phase 1 testing, and is a tetravalent subunit vaccine. In addition, US NIH has two Phase 1 programs using separate live, attenuated product candidates.

FMD.  In 2008, global FMD vaccine sales were $460 million, which represented between 750 – 800 million doses of vaccine. Manufacturers include Merial, Intervet-SPAH, Bayer, Indian Immunologicals, and other local vaccine producers around the world. In 2008, total sales of all livestock biologicals (all vaccines for cattle, swine and sheep) were $2.4 billion.

Malaria.  There are currently no vaccines approved for the prevention of malaria. The most advanced clinical candidate is GSK’s RTS,S vaccine, which is composed of an antigen and an adjuvant. Other malaria vaccines are currently under development by Sanofi-Pasteur, Crucell, Genocea, Sanaria and Okairos.

HIV.  There are currently no vaccines approved for the prevention of HIV infection. The most advanced clinical candidate is a prime-boost vaccine being tested by the United States Military that lowered the rate of HIV infection by 31.2% compared with placebo in a Phase 3 trial in Thailand. This vaccine regimen combines a canary pox vector manufactured by Sanofi Pasteur prime vaccination with a boost from a separate protein subunit product that was manufactured by VaxGen.

HSV-2.  HSV2 vaccines are currently under development by biotech companies including Genocea, Vical, Alphavax and Juvaris. In September 2010, GSK Bio halted development of its product candidate that was in a Phase 3 trial.

GOVERNMENT REGULATION

Regulation of Biological Products.  The research, development, testing, manufacture, quality, safety, effectiveness, labeling, packaging, storage, approval, distribution, marketing, advertising, and promotion of any biological products developed by us or our collaborators are subject to regulation by federal, state, local, and foreign governmental authorities. In the U.S., new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, such as TNFerade and vaccines, are subject to regulation both under provisions of that Act and under the Public Health Service Act. The process of obtaining FDA approval for a new product is costly and time-consuming, and the outcome is not guaranteed. If approved, drug products are subject to ongoing regulation, and maintaining compliance with appropriate federal, state, local, and foreign statutes and regulations will require the expenditure of substantial time and financial resources.

The steps required before our proposed investigational products may be marketed in the U.S. (other than for veterinary biologics, including our FMD vaccine product candidates, which is discussed below), include:

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

Furthermore, if the FDA becomes aware of new safety information, the agency may require post-approval studies or clinical trials to investigate known serious risks or signals of serious risks or in response to the occurrence of unexpected serious risks. If a post-approval study is required, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines. In addition, newly discovered or developed safety or efficacy data may require changes to an approved product’s distribution or labeling, including the addition of new warnings or contraindications, or suspended marketing or withdrawal of the product.

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

On March 23, 2010, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, was signed into law. It creates an abbreviated approval pathway for biological products that are “biosimilar” to a previously approved biological product, which is called the “reference product.” If a proposed biosimilar product meets the statutory standards for approval (which include demonstrating that it is highly similar to the reference product and there are no clinically meaningful differences in safety, purity or potency between the products), the proposed biosimilar may be approved on the basis of an application that is different than the standard BLA. In addition, a biosimilar product may be approved as interchangeable with the reference product if the proposed product application meets standards intended to ensure that the biosimilar product can be expected to produce the same clinical result as the reference product.

The BPCIA provides exclusivity periods during which a product approved under a BLA cannot be relied on as a reference product. No biosimilar application may be submitted to FDA for a period of four years after the reference product was approved, and no biosimilar application may be approved until twelve years after the reference product’s approval. If pediatric studies are performed and accepted by the FDA, the twelve-year exclusivity period will be extended for an additional six months. Additionally, the first biosimilar product approved as interchangeable with a reference product will be granted an exclusivity period of varying length, depending on the factual circumstances. Because the BPCIA is a highly complicated statute that has only recently been enacted, there is uncertainty as to how many important components of the new law will be implemented. Some issues may be resolved by issuance of regulations or guidances, but other positions may develop on an ad hoc basis as FDA confronts them in the context of specific applications.

Our FMD vaccine will also require approval prior to commercialization. In the U.S., governmental regulation of animal health products is primarily provided by two agencies: the USDA and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.

The Center for Veterinary Medicine of the FDA approves and monitors new pharmaceutical products, which typically include synthetic compounds, for animals. However, unlike product candidates that are intended for administration in humans, neither preclinical studies nor a sequential phase system of studies are required. Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance.

Reimbursement of Pharmaceutical Products.  If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers of our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program. Under Medicare, there are different reimbursement methodologies for certain drugs and biologic products that depend on the site of service. For physician-administered drugs and biologic products furnished in a physician’s office, currently there are two methodologies established by statute. Under the first methodology, if the physician purchases the drug or biologic product, CMS will reimburse the physician based upon that drug or biologic product’s Average Sales Price (ASP) plus 6%. The average sales price is the determined by CMS based upon information reported by manufacturers. The second methodology is the Competitive Acquisition Program (CAP). As an alternative to buying drugs and biologic products from the manufacturer, physicians can enroll in CAP to receive necessary drugs and biologic products from a third party vendor. CMS reimburses these vendors for the drugs and biologic products at prices established through competitive bidding. As of January 1, 2009, CMS has suspended operation of the CAP due to contractual issues with bidding vendors. CMS has indicated that it intends to restart the CAP, but it is not clear when the program will resume. Medicare also has several reimbursement methodologies for drugs and biological products administered in hospital outpatient departments. New drugs and biologicals whose cost is “not insignificant” in relation to payment for related procedures are granted “pass-through status” and are reimbursed at ASP plus 6% for the first two to three years of payment under the Medicare hospital outpatient prospective payment system. For many other drugs and biologic products that do not qualify for pass-through status but have an average cost per day greater than $65, the current Medicare payment to a hospital outpatient department is ASP plus 4%. Drugs and biological products with an average cost per day equal to or less than $65 are not separately reimbursed; payment for these products is included in payment for the associated procedure. Payment levels for drugs without pass-through status and the $65 threshold are subject to change through regulation each calendar year. In addition, Congress may change Medicare reimbursement amounts or methods by statute. Health reform legislation enacted in March of 2010, the Patient Protection and Affordable Care Act of 2010 (PPACA), also would require CMS to test new payment methodologies that would bundle payment for physician and hospital services and supplies, including drugs and biological products, for an episode of care.

Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries (known as Medicare Part D) commenced to provide Medicare beneficiaries with drug coverage for self-administered drugs and biologic products and other drugs and biologic products not covered by Medicare, including many vaccines. This voluntary benefit is being implemented through private plans under contractual arrangements with the federal government. Currently, these plans negotiate directly with pharmaceutical manufacturers for rebates on drugs dispensed to Medicare Part D beneficiaries. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and use other utilization management tools when determining the drugs and biologic products that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products. Effective January 1, 2008, private Medicare Part D plans pay physicians one payment that includes both the administration cost and the cost of the vaccine for those vaccines that are not already covered by law under a different component of the Medicare program. PPACA requires manufacturers to pay rebates of 50% on all drugs dispensed to beneficiaries, other than low income beneficiaries, in the Medicare Part D coverage gap, often referred to as the “donut hole.” It is possible that future health reform legislation would require the government to negotiate Medicare Part D rebates directly, which could result in much higher rebate amounts than those currently negotiated with the plans. In addition, although certain cancer treatments are currently included in CMS’s protected classes of drugs for purposes of Medicare Part D formularies, which generally ensures inclusion on plan formularies, it is possible that future regulatory or legislative changes could change that status.

Federal law requires pharmaceutical manufacturers to pay rebates on covered outpatient drugs reimbursed by the Medicaid program as a condition of having federal funds being made available to pay for those drugs under Medicaid and Medicare Part B. Rebate amounts for a product are determined by a statutory formula that is based on prices defined by statute: average manufacturer price (AMP), which must be calculated for all products that are covered outpatient drugs under the Medicaid program, and best price, which must be calculated only for those covered outpatient drugs that are innovator products, such as biologic products and products approved under new drug applications.. Manufacturers are required to report AMP and best price for each of its covered outpatient drugs to the government on a regular basis. Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. PPACA and subsequent legislation made significant changes to the Medicaid drug rebate program, including changing the definition of AMP, increasing the minimum rebate percentage, changing the rebate calculation for new formulations of existing products, capping the rebate amount for innovator products at 100% of AMP, and expanding rebates to Medicaid managed care populations.

A manufacturer must also participate in the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge statutorily-defined covered entities no more than the 340B discounted price for the manufacturer’s covered outpatient drugs. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. To the extent that PPACA and subsequent legislation, as discussed above, caused the statutory and regulatory definitions of AMP and the Medicaid rebate amount to change, these changes also impact the discounted purchase prices that a manufacturer is obligated to provide under this program. PPACA also, independently, expanded the 340B drug pricing program to include new entity types as well as inpatient purchases by covered entity hospitals, and would obligate manufacturers to sell to covered entities if they sell to any other purchaser.

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

If and when any of our products become commercialized, we could be subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include:

•	The Anti-Kickback Law, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or providing any kickback, bribe, or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease, order or recommending of, any item or services for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;
•	Federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federally funded health care programs that are false or fraudulent, or statements that are knowingly false or fraudulent that support such claims or reduce obligations owed to the federal government; and which may apply to entities like us in relation to our submission of pricing data to the federal government under the programs discussed above, and also to the extent that our interactions with customers may affect their billing or coding practices and submission to the federal government;
•	The Health Insurance Portability and Accountability Act of 1996 (HIPAA) which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services; and
•	State and foreign law equivalents and analogues of each of the above federal laws, such as anti-kickback, consumer protection, false claims laws and the Foreign Corrupt Practices Act, which may apply to items or services reimbursed by any third-party payer, including state and local as well as commercial insurers, or when physicians are employees of a foreign government entity.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Registrant
Paul H. Fischer, Ph.D.	61	President and Chief Executive Officer
Douglas J. Swirsky	41	Sr. Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary
Bryan T. Butman, Ph.D.	58	Sr. Vice President, Vector Operations

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

EMPLOYEES

As of February 28, 2011, we had 83 full-time employees, 12 of whom hold Ph.D. degrees and 27 of whom hold other advanced degrees. Of our total workforce, 58 are engaged primarily in research and development activities and 25 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

PRINCIPAL EXECUTIVE OFFICES

We were incorporated in Delaware in 1992. Our principal executive offices are located at 65 West Watkins Mill Road, Gaithersburg, Maryland 20878. Our telephone number at that location is (240) 632-0740.

AVAILABLE INFORMATION

We maintain an internet website at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission. Our website also includes copies or links to selected published studies and posters of presentations, within the limits of copyright law and practicability, which contain additional information about clinical trials of our product candidates. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We have incurred net losses in each year since our inception in December 1992, including a net loss of $12.3 million for the year ended December 31, 2010. As of December 31, 2010, we had an accumulated deficit of approximately $244.3 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

We derive all of our revenues from payments from collaborations with corporations and government entities and will continue to do so for the foreseeable future. It may be several years, if ever, before we will recognize revenue from product candidate sales or royalties. A large portion of our expenses are fixed, including expenses related to facilities, equipment, and personnel. In addition, we expect to spend significant amounts to fund research and development and to enhance our core technologies. As a result of our operating expenses, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

We are a biopharmaceutical company deploying unproven technologies, and we may never be able to develop, obtain regulatory approval of, or market any of our product candidates.

Gene-based products are new and rapidly evolving medical approaches, which have not been shown to be effective on a widespread basis. Only a limited number of gene-based products have been successfully developed and commercialized to date. In addition, no gene therapy product has received regulatory approval in the U.S. None of our product candidates have been approved for sale in the U.S. or elsewhere. Gene-based products may be susceptible to various risks, including undesirable and unintended side effects from genes or the delivery systems, unintended immune responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Successful products require significant development and investment, including a lengthy and uncertain period of testing to show their safety and effectiveness before their regulatory approval or commercialization. We have not proven our ability to develop, obtain regulatory approval of, or commercialize gene-based medicines or vaccines. In this regard, although we had previously announced encouraging preliminary clinical results for TNFerade, on March 29, 2010 we announced that we discontinued our Phase 3 clinical study of TNFerade in patients with locally advanced pancreatic cancer because an interim analysis of clinical data indicated that the trial would not meet its primary endpoint. While TNFerade has been studied for the treatment of other cancers, there are no trials currently ongoing, and we have not determined when or if we will pursue development of TNFerade for these other cancers, either on our own or with a collaborator. Neither we nor our collaborators may be able to successfully select those genes or antigens with the most potential for commercial development.

If we or our collaborators fail to adequately show the safety and efficacy of our product candidates, we will not be able to obtain FDA approval of our product candidates.

We face the risk of failure involved in developing therapies based on new technologies and the difficulties generally associated with drug development. Neither we nor our collaborators currently have any of our product candidates in clinical trials. Significant additional research and animal testing, referred to as preclinical testing, will need to be conducted before any of our product candidates currently under active development can advance to clinical trials. It may take us many years to complete preclinical testing or trials, and we expect that doing so will be dependent on our ability to enter into collaborations. Drug development is an uncertain scientific and medial endeavor, and failure could occur at any stage of development. Acceptable results in early testing or trials might not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products, and historically there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. Before an application can be filed with the FDA for product approval, we or our collaborators must show that a particular product candidate is safe and effective. Even with respect to product candidates that advance to clinical trials, we or our collaborators must demonstrate the safety and efficacy of those product candidates before FDA approval can be secured. The failure to adequately show the safety and effectiveness of our product candidates would prevent FDA approval of our products. Any one of our product candidates could fail at any time, as clinical development of drug candidates presents numerous unpredictable and significant risks and is very uncertain at all times prior to regulatory approval by the FDA or health authorities in other major markets.

Because regulatory approval must be obtained to market our products in the United States and in non-U.S. jurisdictions, we cannot predict whether or when our products will be commercialized; failure to comply with applicable regulations can also harm our business and operations.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we or our collaborators will obtain regulatory approval for any of our products. No one can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing, clinical trials, and an extensive regulatory approval process implemented by the FDA. To date, the FDA has not approved a gene therapy product for sale in the United States. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity, and novelty of the product, and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. Before commencing clinical trials, an Investigational New Drug application (IND) must be submitted to the FDA and approval of the IND must be received from the FDA. Clinical trials are subject to continuing oversight by Institutional Review Boards (IRB) and the FDA. Clinical trials are also subject to:

•	Informed consent;
•	Good clinical practices (GCP) regulations; and
•	Potential suspension or termination by the company conducting the clinical trial, the IRB, or the FDA at any time if, among other reasons, it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

Delays or rejections in the regulatory approval process may be encountered because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review. For instance, the FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA new authority to: (1) require companies conduct post-marketing safety studies of drugs, (2) impose certain drug labeling changes relating to safety, (3) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, and (4) require companies to publicly disclose data from clinical trials.

Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or injunction, as well as other regulatory action against our product candidates or us. If regulatory approval of a product is granted, this approval will be limited to those disease indications for which the product has shown through clinical trials to be safe and effective. Even if approved, a product may not be approved for the indications that are necessary or desirable for successful commercialization or the FDA may impose restrictions on distribution of the product that may materially impact our operations. The FDA also strictly regulates promotion and labeling after approval. Outside the United States, the ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This non-U.S. regulatory approval process includes risks similar to those associated with FDA clearance described above and is subject to the independent judgments, policies, priorities and decisions of the applicable regulatory authorities, which may differ from those of the FDA.

A central aspect of our business strategy is to enter into collaborations with other companies to develop, obtain regulatory approval of, and commercialize our potential products, and if we are unable to find collaborators or sustain existing relationships, we may not be able to develop, test, and commercialize our products.

A central aspect of our business strategy is to enter into collaborations to support the development of our pipeline of products in hearing loss, oncology, and vaccines. In addition to our existing collaborations, we are engaged in seeking or intend to seek strategic collaborations with corporate partners for our existing programs, including: vaccines against RSV and HSV-2, and TNFerade for the treatment of cancer.

If we are not able to enter into and sustain collaboration agreements, we would need to develop additional capabilities in testing, manufacturing, marketing and sales of products, among other areas, and we would need to raise additional funds for the development, testing, and commercialization of our product candidates. If we are not able to enter into successful collaborations or obtain additional funds through other means, we would have to delay or curtail the development and commercialization of certain product candidates.

Similarly, if we are not able to enter into and sustain collaboration agreements with corporate partners who have expertise in testing and commercialization of product candidates, we would need to develop additional capabilities, which would also require additional funds.

We intend to continue to seek support for our funded contracts and collaborations for the development of new vaccines, but our existing agreements are subject to termination and uncertain future funding and there is no certainty that we will be able to enter into new agreements.

In addition to corporate collaborations, we have entered into agreements with government agencies, such as the NIAID, the DHS, the USDA, and the NMRC, to support our vaccine research. These agreements have historically accounted for a substantial portion of our revenues, and we intend to continue entering into these agreements in the future. Our business strategy is partially dependent on maintaining funding from these types of collaborations, as well as, the continued performance by these government agencies of their responsibilities under these agreements. The ability of government agencies to perform under these agreements is dependent upon adequate continued funding of the agencies and their programs. We have no control over the resources and funding government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our business could materially and adversely affect our business, results of operations, and financial condition. If we fail to satisfy our contractual obligations to deliver in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the government to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any uncompleted or partially completed work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which could materially impact our financial results.

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

We apply for and have received funding from government agencies under Small Business Technology Transfer (STTR) and Small Business Innovation Research (SBIR) grants. Eligibility of public companies to receive such grants is based on size and ownership criteria that are under review by the Small Business Administration (SBA). As a result, our eligibility may change in the future and additional funding from this source may not be available.

We depend, and anticipate depending further, on corporate collaborators for the development of our product candidates.

When we sign a collaboration agreement, license agreement or similar agreement with a collaborator to develop a product candidate, we will generally expect them to further the development of the product candidate, which could include the design and conduct of clinical trials, the preparation and filing of documents necessary to obtain regulatory approval, and the manufacturing, sale, marketing and other commercialization of the product if it obtains regulatory approval. We may also grant the collaborator certain rights. For example, under the terms of our collaboration agreement with Novartis, we granted Novartis certain exclusive, worldwide rights in specified intellectual property related to our atonal gene program and atonal adenovectors, as well as non-exclusive, world-wide rights to certain other intellectual property related to our hearing loss and balance disorders program and our adenovector platform related to the atonal gene. Novartis has the right to develop and commercialize any products related to the licensed intellectual property. Our dependence on a corporate collaborator, such as Novartis, subjects us to a number of risks, including:

•	We may not be able to control the amount and timing of resources that the collaborator devotes to the development or commercialization of product candidates or to their marketing and distribution;
•	The collaborator may not be successful in its efforts to obtain regulatory approvals in a timely manner, or at all;
•	The collaborator may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•	The collaborator may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	Changes in the collaborator’s business strategy may also adversely affect its willingness or ability to complete its obligations under any arrangement;
•	Our agreement with the collaborator may fail to provide us with significant protection, or may not be effectively enforced, if a collaborator fails to perform;
•	The collaboration may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates;
•	The collaborator could have the ability to unilaterally terminate agreements, or have extension or renewal rights, in instances that we believe are not commercially reasonable or consistent with our current business strategy; and
•	The collaborator may not be able to pay us as expected.

Given these risks, the success of our current and future collaborations is highly unpredictable and can have a substantial negative or positive impact on our business. If our collaborations fail, our product development or commercialization of product candidates could be delayed or cancelled, which would negatively impact our business, results of operations and financial condition.

Collaborations might produce conflicts that could delay or prevent the development or commercialization of our potential product candidates and negatively impact our business and financial condition.

An important part of our strategy involves conducting multiple product development programs. We may pursue opportunities in fields that conflict with those of our collaborators. In addition, disagreements with our collaborators could develop over rights to our intellectual property or rights to technology developed with our collaborators. The resolution of such conflicts and disagreements may affect ownership of intellectual property that we believe we are entitled to. In addition, any disagreement or conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators. Such a conflict or disagreement could also lead to delays or termination of collaborative research, development, regulatory approval, or commercialization of various products or could require or result in litigation or arbitration, which would be time consuming, expensive, lead to a diversion of management attention and resources and could have a significant negative impact on our business, financial condition, and results of operations.

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

We do not currently have any late stage clinical trials in our therapeutic product or vaccine development programs; therefore, we do not have any near-term prospects of generating revenues from the commercial sale of our therapeutic or vaccine products.

On March 29, 2010, we announced that we discontinued our Phase 3 clinical study of TNFerade in patients with locally advanced pancreatic cancer because an interim analysis of clinical data indicated that the trial would not meet its primary endpoint. As a result of discontinuing this trial, we no longer have a late-stage clinical development candidate. While TNFerade has been studied for the treatment of other cancers, there are no ongoing trials, and we have not determined when or if we will pursue development of TNFerade for these other cancers, either on our own or with a collaborator. We do not have any other therapeutic or vaccine late stage clinical programs. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of our product candidates in our therapeutic or vaccine programs.

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

We or our collaborators may experience delays in conducting our clinical trials.

Even in the event that one or more of our product candidates advance to clinical trials, those clinical trials may be delayed or prematurely terminated by many factors, including: (i) limited number of, and competition for, suitable patients for the particular clinical trial; (ii) slower than expected rate of patient recruitment and enrollment; (iii) failure of patients to complete the trial; (iv) inability to obtain sufficient quantities of acceptable materials for use in clinical trials; (v) delay or failure in reaching agreement on contract terms with prospective study sites or other third-party vendors who are supporting our clinical trials; (vi) inability to reach agreement with the FDA on a trial design that we are able to execute; (vii) difficulty in adequately following up with patients after treatment; and (viii) changes in laws, regulations, regulatory policy, or clinical practices. Our ability to enroll appropriate patients for any of our clinical trials also may be adversely affected by trials being conducted by our competitors for similar disease indications. The failure of any clinical trials to meet applicable regulatory standards, or the standards of the relevant reviewing bodies could cause such trials to be delayed, suspended or terminated, which could further delay the development of any of our product candidates. Any such delays increase our product development costs, with the possibility that we could run out of funding. Delays in one clinical trial also can adversely affect our ability to launch clinical trials for similar or different indications. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.

Additionally, clinical trials may be suspended or terminated at any time by the FDA, an IRB, other regulatory authorities, or by us for a variety of reasons, including safety. Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and commercial prospects for our product candidates.

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

If successful large-scale manufacturing of gene-based medicines is not possible, we or our collaborators may be unable to manufacture enough of our product candidates to achieve regulatory approval or market our products.

Few companies to date have shown successful large-scale manufacturing of gene-based medicines, each of which has had significantly more resources than we and it is anticipated that significant challenges will be faced in the scale-up of our manufacturing process for commercial production. There are a limited number of contract manufacturers qualified to perform large-scale manufacturing of gene-based medicines. We or our collaborators may be unable to manufacture commercial-scale quantities of gene-base medicines or receive appropriate government approvals on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis or at all would prevent us from achieving our business objectives.

If regulatory approvals are not obtained for a manufacturing facility for our products, we may experience delays, be unable to meet demand, and may lose potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our gene-based products in the volumes that will be necessary to support large-scale clinical trials or commercial sales, and we expect that we will rely on our collaborators for manufacturing capabilities.

Before we or our collaborators can begin commercial manufacturing of any of our product candidates, we or our collaborators must obtain regulatory approval of the manufacturing facility and process. Manufacturing of our proposed products must comply with the FDA’s current Good Manufacturing Practices (cGMP) requirements and non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and non-U.S. regulatory requirements, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure the product meets applicable specifications and other requirements. We or our collaborators must also pass a preapproval inspection before FDA approval. Significant capital will likely need to be expended on the development of manufacturing capacity for a product candidate even before we know if the FDA will approve the product for commercialization. Furthermore, if we or our collaborators fail to comply with these requirements, our product candidates would not be approved. If we or our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action (including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions), and we may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities also have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with cGMP and non-U.S. regulatory requirements.

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

In addition, with the March 2010 enactment of the BPCIA, our products may face competition from “biosimilar” products that are approved via an abbreviated process on the basis of a showing that the product is similar to our approved product. The BPCIA provides periods of exclusivity during which abbreviated applications may not be submitted to, or approved by, FDA, but the statute then allows approval by an abbreviated pathway and, if certain standards are met, a finding by FDA that the biosimilar product is interchangeable with the reference product. If competitors are able to obtain marketing approval for biosimilars under an abbreviated regulatory approval process in the U.S. or Europe, our products may become subject to additional competition with the attendant pricing pressure. We also could face increased litigation with respect to the validity and/or scope of patents relating to our products.

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

Most of our product candidates under development could be broadly described as recombinant DNA therapies. A number of clinical trials are being conducted by other biotechnology and pharmaceutical companies involving related therapies, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious adverse events and unexpected side effects attributable to the treatment, or any response by the FDA or other similar regulatory authority to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval, impede our ability to secure additional funding, or negatively influence public perception of our product candidates. As a result, these conditions could harm our business and results of operations and depress the value of our stock.

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

Our revenue is exclusively derived from our collaboration agreements, which can result in significant fluctuation in our revenue from period to period, and our past revenue is therefore not necessarily indicative of our future revenue.

Our revenue is exclusively derived from our collaboration agreements with corporate and government partners, under which we may receive grants, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties, manufacturing revenue or payment for our development activities on behalf of third parties. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the timing of clinical, regulatory or sales events which result in milestone payments and the timing and success of the commercial launch of new products by our collaboration partners. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partner achieve clinical, regulatory and sales milestones, whether the collaboration is exclusive or whether we can seek other partners, the timing of regulatory approvals in one or more major markets and the market introduction of new products or generic versions of the approved product, as well as other factors.

If third party payers do not provide payment or reimbursement for our products, those products will not be widely accepted, which would have a negative impact on our business, results of operations and financial conditions.

Even if a product of ours receives regulatory approval, our success will depend, in part, on the extent to which reimbursement will be available from third party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Third party payers are increasingly challenging the price and cost-effectiveness of medical products and services, and that is expected to continue. Therefore, significant uncertainty exists as to the pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. Additional federal or state health care legislation may be adopted in the future and any products that we seek to commercialize may not be considered cost-effective and limitations on the amount of reimbursement for our products could be imposed. Adequate third party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures, including a reduction in reimbursement rates could cause potential corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates. We cannot be certain that, if and when our products become commercialized, the pertinent reimbursement amounts or formulary status for our products will be sufficient to enable us to market and sell our products.

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

We are seeking stockholder approval of a reverse stock split of our common stock for the purpose of maintaining the listing of our common stock on the NASDAQ Capital Market, but we may not obtain stockholder approval or it may not have the desired result.

We have scheduled a special meeting of our stockholders to seek stockholder approval of a reverse stock split of our common stock for the purpose of raising the per share trading price of our common stock and maintaining the listing of our common stock on the NASDAQ Capital Market. However, there is no assurance that our stockholders will approve the reverse stock split, or even if they do, that it will have the desired result and that we will be able to maintain our listing on the NASDAQ Capital Market. Even if we effect the reverse stock split and maintain our listing, our stock may still have a relatively low trading price, which could hinder our ability to attract institutional or other potential investors. Furthermore, the price per share of our common stock after the reverse stock split may not reflect the reverse stock split and the price per share following the effective time of the reverse stock split may not be maintained for any period of time following the reverse stock split. For example, based on the closing price of our common stock on February 18, 2011 of $0.48 per share, if the one-for-ten reverse stock split was implemented, there can be no assurance that the post-split trading price of our common stock would be $4.80, or even that it would remain above the pre-split trading price. In many cases, the market price of a company’s shares declines after a reverse stock split. Accordingly, the total market capitalization of our common stock following a reverse stock split may be lower than before the reverse stock split. Similarly, the trading liquidity of the Company’s common stock could be adversely affected by the reduced number of shares outstanding after a reverse stock split.

Our stock price could continue to be highly volatile and investors may not be able to resell their shares at or above the price they paid for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During 2010, our stock price ranged from $0.44 to $3.17. The following factors, among others, could have a significant impact on the market price of our common stock:

•	Results of our preclinical studies and future clinical trials or announcements regarding our plans for future studies or trials, or those of our competitors;
•	Evidence or lack of evidence of the safety or efficacy of our potential products or those of our competitors;
•	Announcement by us or our competitors of technological innovations or new products;
•	Developments concerning our patent or other proprietary rights or those of our competitors, including litigation and challenges to our proprietary rights;
•	Geopolitical developments, natural or man-made disease threats, or other events beyond our control;
•	U.S. and foreign governmental regulatory actions;
•	Changes or announcements in reimbursement policies;
•	Period-to-period fluctuations in our operating results;
•	Market conditions for life science stocks in general;
•	Changes in the collective short interest in our stock;
•	Changes in estimates of our performance by securities analysts; and
•	Our cash balances, need for additional capital, and access to capital.

We are at risk of securities class action litigation due to our expected stock price volatility.

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because of the decline in our share price since the discontinuation of the PACT trial and because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. To date, we have not been subject to class action litigation. However, in the future we may be the target of this litigation. Securities litigation could result in substantial costs, divert our management’s attention and resources, and could seriously harm our business.

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

In November 2001, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying, or preventing a merger or acquisition beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group (except under certain circumstances) acquires 20 percent or more of our outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20 percent or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20 percent or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

The issuance of debt or equity securities could adversely affect our common stockholders.

We have historically raised capital through the issuance of equity securities, and in the future we expect to issue either debt or equity securities to raise additional capital. We have on file an effective shelf registration statement that allows us to raise up to $150.0 million from the sale of common or preferred stock or warrants for the purchase of common or preferred stock. We may also choose to issue either debt or equity securities in offerings not made pursuant to our shelf registration statement. The issuance of debt or equity securities could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of debt or equity securities could also decrease the market price of our common stock or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 42,900 square feet for our corporate offices and research and development laboratories located at 65 West Watkins Mill Road in Gaithersburg, Maryland. The term of the lease expires on October 31, 2014. We have additional space within our Gaithersburg, Maryland facilities that can be utilized to accommodate future growth. We currently believe the Gaithersburg facility is sufficient to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering of common stock on December 12, 2000, our common stock has been traded in the over-the-counter market and is included for quotation on the NASDAQ Global Market under the symbol GNVC. Set forth below is the range of high and low closing sale prices for our common stock as reported on the NASDAQ Global Market through November 7, 2010 and on the NASDAQ Capital Market as of November 8, 2010, for the two most recent years:

	HIGH	LOW
First Quarter 2010	$3.17	$0.78
Second Quarter 2010	$0.76	$0.4465
Third Quarter 2010	$0.65	$0.44
Fourth Quarter 2010	$0.6150	$0.4525
First Quarter 2009	$0.77	$0.35
Second Quarter 2009	$1.09	$0.42
Third Quarter 2009	$0.90	$0.64
Fourth Quarter 2009	$1.20	$0.74

As of February 28, 2011, there were approximately 168 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners.

We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total return to our stockholders for our Common Stock from December 31, 2005 through December 31, 2010 as compared to an overall stock market index, the NASDAQ Composite Index, and a peer group index, the NASDAQ Pharmaceutical Index. The returns were calculated assuming $100 was invested on December 31, 2005 in our Common Stock and in each index and all dividends were reinvested. No cash dividends have been declared on our Common Stock. The information contained in the Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate it by reference into any such filing.

The following graph is presented in accordance with Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among GenVec, Inc., the NASDAQ Composite Index
and the NASDAQ Pharmaceutical Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	GenVec, Inc.	NASDAQ Composite	NASDAQ Pharmaceutical
12/31/05	$100.00	$100.00	$100.00
12/31/06	$145.45	$111.74	$101.61
12/31/07	$89.09	$124.67	$94.58
12/31/08	$26.06	$73.77	$87.40
12/31/09	$72.73	$107.12	$95.29
12/31/10	$33.94	$125.93	$101.44

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2010. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	YEARS ENDED DECEMBER 31,
SUMMARY STATEMENT OF OPERATIONS:	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Revenue from strategic alliances and research contracts	$16,467	$13,857	$15,121	$14,047	$18,923
Operating expenses:
Research and development	20,936	24,689	33,830	26,030	29,569
General and administrative	8,152	7,179	7,968	9,349	9,604
(Gain)/Loss on disposal of assets	—	(7)	(3)	5	—
Total operating expenses	29,088	31,861	41,795	35,384	39,173
Operating loss	(12,621)	(18,004)	(26,674)	(21,337)	(20,250)
Other income (expense), net	347	(358)	611	2,629	978
Net loss	$(12,274)	$(18,362)	$(26,063)	$(18,708)	$(19,272)
Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.31)	$(0.25)	$(0.30)
Shares used in computing of basic and diluted net loss per share	126,709	97,074	82,779	74,132	64,038

	DECEMBER 31,
SUMMARY BALANCE SHEET DATA:	2010	2009	2008	2007	2006
	(in thousands)
Cash, cash equivalents, and short-term investments	$35,170	$10,961	$17,357	$23,660	$34,373
Working capital	31,689	7,002	11,728	17,478	29,880
Total assets	39,432	13,443	22,767	28,348	40,168
Current portion of debt	—	—	807	789	754
Long-term debt, less current portion	—	—	—	807	1,601
Accumulated deficit	(244,265)	(231,991)	(213,629)	(187,566)	(168,858)
Total stockholders' equity	32,420	7,636	13,091	18,110	30,791

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss, balance disorders, and cancer; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus type 2 (HSV-2), dengue fever, influenza, malaria, and human immunodeficiency virus (HIV). In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and we believe represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

In partnership with our collaborators we have multiple vaccines in development. These programs are funded by third-parties and utilize our core adenovector technology. GenVec has grant-supported preclinical programs to develop vaccine candidates for the prevention of RSV and HSV-2. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a HIV vaccine and an influenza virus vaccine. We also have programs with the U.S. Naval Medical Research Center to develop vaccines for dengue fever and malaria. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

Our business strategy is focused on entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the development for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. However, we believe that we have sufficient operating capital to continue our current research, development and collaborative activities for at least 36 months.

Our research and development expenses were $20.9 million, $24.7 million, and $33.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31,
(in millions)	2010	2009	2008
TNFerade	$8.1	$13.5	$21.3
Vaccines	6.5	10.4	11.6
Hearing	6.1	0.5	0.1
Other Clinical Programs	0.2	0.3	0.8
Total	$20.9	$24.7	$33.8

TNFerade.  We are evaluating our TNFeradeTM biologic (TNFerade) for use in the treatment of cancer. Using our core adenovector technology, TNFerade stimulates the production of tumor necrosis factor alpha (TNFα), a known anti-tumor protein in cells of the tumor. In March 2010, we discontinued a Phase 3 pivotal trial for first-line treatment of inoperable, locally advanced pancreatic cancer (known as PACT) based on results of an interim analysis. The interim data strongly suggested that the trial would not achieve the statistical significance required to form the basis for approval of a biological license application in the population chosen for study, thereby warranting discontinuing the trial.

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

GenVec has incurred $112 million of expenses on the development of this product candidate since the commencement of this program in 1999. Costs since the commencement of this program include research, development, clinical trials, clinical supply costs, and an allocation of corporate general and administrative expenses.

Vaccines.  Under our corporate and government funded vaccine programs, GenVec continues to develop vaccine candidates against malaria, HIV, RSV, HSV-2, and other infectious diseases, as well as an animal health vaccine for FMD. Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $102 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreements with our various sponsors. We have recently entered into a collaboration with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2010, had an accumulated deficit of approximately $244.3 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.

We have taken steps to lower our operating costs in order to increase our efficiency. We expect that lowering costs, in addition to what we expect will be increased revenues in 2011 from funded collaborations, can provide us with at least 36 months of operating capital from the balance sheet date, subject to changes in the progress of our research, development, clinical, manufacturing, and commercialization activities.

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

We have discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While we base estimates and assumptions on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, refer to Note 2 of the “Notes to Financial Statements”.

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

Our collaborative research and development agreements can provide for upfront license fees, research payments, and/or substantive milestone payments. Upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement. Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures.” This ASU amends Topic 820 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The Company adopted this standard effective January 1, 2010. The adoption of this standard did not have a material impact on the presentation of our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration under this pronouncement is based on management’s estimate of the selling price for an undelivered items where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. We do not anticipate a material impact on our financial condition and results of operations.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have historically followed the milestone method and we do not anticipate a material impact on our financial condition and results of operations.

Other new pronouncements issued but not effective until after December 31, 2010 are not expected to have a significant effect on our financial position or results of operations.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010 AND 2009

REVENUE

Revenue.  Revenue increased 19% to $16.5 million in 2010 from $13.9 million in 2009. The increase in 2010 is primarily due to increased revenue of $7.5 million generated by our hearing loss and balance disorder program. We entered into a collaboration and license agreement with Novartis in January 2010, which accounted for $3.4 million of revenue in 2010, and a development agreement related to the supply of clinical trial material related to activities under the collaboration agreement in August 2010, which accounted for $4.4 million in revenue in 2010. The two Novartis agreements resulted in increased revenue in 2010 as compared to 2009 when the only work performed for our hearing loss and balance disorder program was performed under a grant from the University of Kansas. Partially offsetting the increased revenue associated with our hearing loss and balance disorder program is decreased revenue of $3.0 million and $2.2 million associated with our HIV and FMD programs, respectively, as compared to the prior year periods due to reduced work scope under each program.

OPERATING EXPENSES

Research and development.  Research and development expenses decreased 15% to $20.9 million in 2010 from $24.7 million in 2009. The decrease is primarily due to lower costs related to the development of TNFerade including personnel, manufacturing costs, patient costs, and professional service costs related to our TNFerade pancreatic clinical trial, due to the termination of the clinical trial in the first quarter of 2010. Stock-based compensation expense included in research and development personnel costs increased approximately $92,000 in 2010 as compared to the prior year. Research and development personnel costs includes no severance expenses for former employees in 2010, a decrease of approximately $193,000 as compared to 2009.

General and administrative.  General and administrative expenses increased 14% to $8.2 million in 2010 from $7.2 million in 2009. General and administrative expenses were higher in 2010 primarily due to higher professional service cost and facility costs, partially offset by lower depreciation costs. Administrative personnel costs includes severance expenses of approximately $381,000 for former employees, an increase of approximately $278,000 as compared to 2009, and an increase of approximately $76,000 of stock-based compensation expense in 2010 as compared to the prior year.

Gain/Loss on disposal of assets.  There was no gain/loss on the disposal of assets in 2010 and a gain of $7,000 in 2009.

OTHER INCOME (LOSS)

Total other income increased to $347,000 in 2010 from a net loss of $358,000 in 2009.

Interest income was $4,000 in 2010 as compared to $38,000 in the comparable prior year period. The decrease in interest income was due to lower yields earned on our portfolio of investments.

Interest expense for the period ending December 31, 2010 decreased $258,000 as compared to the comparable prior year period due to adjustments in the fair value of the warrant liability associated with our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) in 2010 as compared to the comparable period in 2009. In 2009 there was a net expense of $98,000 resulting from the changes in fair value of the warrant liability as compared to a net income of $130,000 in 2010.

Other income (loss) was income of $213,000 in 2010 as compared to a loss of $268,000 in 2009. In 2010, we received a grant in the amount of $244,000 under the qualifying therapeutic discovery project program under § 48D of the Internal Revenue Code (Code), as added to the Code by section 9023(a) of the Patient Protection and Affordable Care Act of 2010. This income was partially offset by the write down of shelf registration costs of $32,000 in 2010 associated with the 2007 shelf registration statement. The loss in 2009 resulted primarily from the expensing of the remaining $273,000 of deferred financing charges when our CEFF expired on March 15, 2009, partially offset by miscellaneous discounts and interest payments received from the government associated with late payments.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND 2008

REVENUE

Revenue.  Revenue decreased 8% to $13.9 million in 2009 from $15.1 million in 2008. The decrease in 2009 is primarily due to decreased revenue associated with our agreement with the Department of Homeland Security (DHS) of $3.2 million. The lower revenue under the DHS agreement is a result of the decreased work scope and effort in 2009 as compared to the 2008 period. The decreased revenue associated with our DHS agreement has been partially offset by increased revenue of $2.1 million under our HIV program as compared to the comparable prior year period. This increase is mostly due to the successful completion of the defined process development and quality control activities during 2009 under our HIV agreements.

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

Gain/Loss on disposal of assets.  There was a gain on the disposal of assets of $7,000 in 2009 and a loss of $3,000 in 2008.

OTHER INCOME (LOSS)

Total other income decreased from $611,000 in 2008 to a net loss of $358,000 in 2009.

Interest income was $38,000 in 2009 as compared to $695,000 in the comparable prior year period. The decrease in interest income was due to lower investment balances and lower yields earned on our portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant losses since our inception. As of December 31, 2010 we have an accumulated deficit of $244.3 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of December 31, 2010, cash and investments totaled $35.2 million as compared to $11.0 million at December 31, 2009.

For the 12 months ended December 31, 2010, we used net cash of $10.7 million for operating activities. This consisted of a net loss for the period of $12.3 million, which included approximately $0.2 million of non-cash depreciation and amortization and $1.9 million of non-cash stock-based compensation expenses. Net cash was used primarily for the advancement of our hearing program, the advancement and subsequent termination of our TNFerade pancreatic clinical trial and to a lesser extent general and administrative activities.

Net cash used in investing activities during the 12 months ended December 31, 2010 was $0.3 million which was used for property and equipment purchases.

Net cash provided from financing activities during the 12 months ended December 31, 2010 was $35.1 million, which was provided from the issuance of common stock and warrants, net of issuance costs.

Our contractual commitments and obligations are summarized in the following table:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Operating Leases	$3,051	$882	$1,742	$427	$—
Severance agreements	181	181	—	—	—
Total contractual obligations	$3,232	$1,063	$1,742	$427	$—

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

In February 2007, we filed a $100.0 million shelf registration statement on Form S-3 (the 2007 shelf registration statement), with the Securities and Exchange Commission. The shelf registration was declared effective February 12, 2007 and allowed us to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt securities.

On June 11, 2008, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. Proceeds of this offering, net of offering costs, totaled $15.7 million. During the year ended December 31, 2010, individual investors exercised a portion of these warrants and purchased 47,820 shares of common stock for gross proceeds to the Company of $96,000. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement.

On May 29, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the year ended December 31, 2010, the institutional investor exercised a portion of these warrants and purchased 2,500,000 shares of common stock for gross proceeds to the Company of $2.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement.

On August 31, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the year ended December 31, 2010, the institutional investor exercised all of these warrants for gross proceeds to the Company of $3.3 million.

On February 1, 2010, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00. The warrants, which have a term of five years and an exercise price of $2.75 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million. Proceeds of this offering, net of offering costs, totaled $26.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants that were issued in connection with this transaction that were exercised during 2010.

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

On May 12, 2010, we received a notice from the Nasdaq Stock Market (NASDAQ) stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5450. The notification letter stated that we would be afforded until November 8, 2010 to regain compliance. In order to obtain additional time to seek to regain compliance, we transferred our common stock to the NASDAQ Capital Market effective November 8, 2010. On November 9, 2010, NASDAQ notified us that we would have an additional 180 days, or until May 9, 2011, to regain compliance with the minimum bid price requirements. To regain compliance, the closing bid price of our common stock will have had to meet or exceed $1.00 per share for at least ten consecutive business days prior to May 9, 2011. If we do not regain compliance with the minimum bid price requirement by May 9, 2011, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel.

On March 4, 2011, the Company filed and mailed a proxy statement relating to a special meeting to be held on April 5, 2011 for the purpose of voting on a one-for-ten reverse stock split. The purpose of the stock split is for raising the per share trading price of our common stock and to maintain the listing of our common stock on the NASDAQ Capital Market.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We have also taken and are continuing to take steps to lower our operating costs in order to increase our efficiency. These steps included our announcement on January 29, 2009 that we eliminated 22 positions. We currently estimate we will use approximately $5.0 to $7.0 million of cash in the 12 months ending December 31, 2011. Our estimate includes approximately $1.1 million in contractual obligations reflected in the table above, as well as $0.3 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations for at least 36 months from the balance sheet date.

Our business strategy is focused on entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements in whole or in part, and how such arrangements would affect our development plan or capital requirements. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations, as we expect to continue to rely on government funding for a significant portion of our revenues for the next few years and, to a lesser extent, interest income. If we are unable to advance the development of our product candidates through collaborations, or if our current operating capital is not sufficient to fund our operations, we may need to access the capital markets for financing or enter into strategic alliances or licensing arrangements. If we determine to pursue and are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock.

OFF-BALANCE SHEET OBLIGATIONS

We had no off-balance sheet obligations other than in connection with our operating leases, which are disclosed in the contractual commitments table above during 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk.

As of December 31, 2010, we had cash and cash equivalents and short-term investments of $35.2 million as follows:

Cash and cash equivalents	$35.0 million
Short-term investments	$0.2 million

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that: (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm that audited and reported on our financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in its report which is included herein immediately preceding our audited financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item, with the exception of information on our executive officers, which appears under “Executive Officers of the Registrant,” in Part I of the Form 10-K, is incorporated by reference to our Proxy Statement relating to the 2011 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement relating to the 2011 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, with the exception of information relating to compensation plans under which equity securities of the Registrant are authorized for issue, which appears below, is incorporated by reference to our Proxy Statement relating to the 2011 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2010:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,254,693	$1.72	7,821,628
Equity compensation plans not approved by security holders	—	—	—
Total	22,254,693	$1.72	7,821,628
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement relating to the 2011 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement relating to the 2011 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

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

(3) Exhibits — The Exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation of the Company.(6)
3.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company.(12)
3.1(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company.(14)
3.1(c)	Certificate of Designations of the Series A Junior Participating Preferred Stock.(6)
3.1(d)	Certificate of Amendment to the Certificate of Designations of the Series A Junior Participating Preferred Stock.(12)
3.2	Amended & Restated Bylaws of the Company.(12)
4.1	Specimen Common Stock Certificate.(1)
4.2	Rights Agreement dated as of September 7, 2001 between the Company and American Stock Transfer & Trust Company, the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto.(3)
4.3	Amendment No. 1, dated August 21, 2003, to the Rights Agreement dated September 7, 2001.(4)
4.4	Registration Rights Agreement, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company.(8)
4.5	Warrant, dated as of March 15, 2006 by and between Kingsbridge Capital Limited and the Company.(8)
4.6	Form of Warrant(15).
4.7	Form of Warrant(16).
4.8	Form of Warrant(18).
10.1	Form of Indemnification Agreement for Directors and Officers.*(1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(9)
10.3	Amendment to the GenVec, Inc. 2002 Stock Incentive Plan.*(20)
10.4	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.*(2)
10.5	2000 Employee Stock Purchase Plan, and form of agreement thereunder.*(1)
10.6	Amended and Restated 2000 Director Option Plan.*(5)
10.7	License Agreement dated May 31, 1996 between Scios, Inc. and the Company.(1)
10.8	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc.(6)
10.9	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company.(1)
10.10	Amendment to Lease Agreement between MOR BENNINGTON LLP and the Company dated March 11, 2009.(10)

EXHIBIT NUMBER	DESCRIPTION
10.11	Salary Continuation Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.12	Amendment to Salary Continuation Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(10)
10.13	Change in Control Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.14	Amendment to Change in Control Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(10)
10.15	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(11)
10.16	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(10)
10.17	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(11)
10.18	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(10)
10.19	Form of Salary Continuation Agreement between the Company and other executive officers and senior staff dated October 15, 2002.*(6)
10.20	Form of Amendment to the Salary Continuation Agreement between the Company and other executive officers and senior staff dated December 9, 2008.*(10)
10.21	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.(7)
10.22	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 30, 2006.+(13)
10.23	Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated January 30, 2007.+(23)
10.24	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated August 30, 2007.+(24)
10.25	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated November 9, 2007.(25)
10.26	Agreement with the United States Department of Homeland Security for development of adenovector-based foot and mouth vaccine, dated February 12, 2010.(19)
10.27	Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(17)
10.28	License Agreement, dated May 26, 1993, between the Company and ARCH Development Corporation.+(19)
10.29	License Agreement, as amended, dated May 26, 1993, between Dana Farber Cancer Institute, Inc., ARCH Development Corporation and the Company.+(19)
10.30	Letter Amendment, dated September 21, 1999, to the License Agreement, dated May 26, 1993, between Dana Farber Cancer Institute, Inc., ARCH Development Corporation and the Company.+(19)
10.31	First Amendment, dated December 31, 2001, as amended, to the License Agreement, dated May 26, 1993, between Dana Farber Cancer Institute, Inc., ARCH Development Corporation and the Company.+(19)

EXHIBIT NUMBER	DESCRIPTION
10.32	Second Amendment, dated January 20, 2005, as amended, to the License Agreement, dated May 26, 1993, between Dana Farber Cancer Institute, Inc., ARCH Development Corporation and the Company.+(19)
10.33	Amended and Restated License Agreement, dated May 23, 1998, between the Company and the Cornell Research Foundation.+(1)
10.34	Amendment to Amended and Restated License Agreement, dated March 18, 2002, between the Company and the Cornell Research Foundation.+(6)
10.35	Agreement for the Supply of Services related to Development Materials, dated August 4, 2010, between Novartis Pharma AG and GenVec, Inc.+(21)
10.36	Agreement, dated November 3, 2009, between GenVec, Inc. and SAIC-Frederick, Inc.+(22)
10.37	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated Setpember 20, 2010.+ (filed herewith)
10.38	Form of Investor Purchase Agreement.(15)
10.39	Form of Investor Purchase Agreement.(16)
10.40	Form of Investor Purchase Agreement.(18)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
24.1	Power of Attorney. (filed herewith)
31.1	Rule 13a-14(a) Certification by Chief Executive Officer. (filed herewith)
31.2	Rule 13a-14(a) Certification by Chief Financial Officer. (filed herewith)
32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)
32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)

*	Compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.
(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.
(3)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.
(4)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 22, 2003.
(5)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 29, 2002.
(6)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.
(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.
(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2006.
(9)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.

(10)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 16, 2009.
(11)	Incorporated by reference from our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 14, 2007.
(15)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 6, 2008.
(16)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 28, 2009.
(17)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 19, 2010.
(18)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 27, 2010.
(19)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 10, 2010.
(20)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 18, 2010.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 6, 2010.
(22)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2010.
(23)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.
(24)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2007.
(25)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.
Date: March 11, 2011	By: /s/ PAUL H. FISCHER Paul H. Fischer, Ph.D. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ PAUL H. FISCHER, PH.D. Paul H. Fischer, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011
/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky	Sr. Vice President, Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 11, 2011
/s/ WAYNE T. HOCKMEYER, PH.D.* Wayne T. Hockmeyer, Ph.D.	Director	March 11, 2011
/s/ ZOLA P. HOROVITZ, PH.D.* Zola P. Horovitz, Ph.D.	Director	March 11, 2011
/s/ WILLIAM N. KELLEY, M.D.* William N. Kelley, M.D.	Director	March 11, 2011
/s/ KEVIN M. ROONEY* Kevin M. Rooney	Director	March 11, 2011
/s/ MARC R. SCHNEEBAUM* Marc R. Schneebaum	Director	March 11, 2011

*By: /s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited GenVec, Inc.’s (“the Company’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GenVec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GenVec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GenVec, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

McLean, Virginia
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GenVec, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 11, 2011

GENVEC, INC.

BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$35,002	$10,887
Short-term investments (Note 3)	168	74
Accounts receivable, net	3,211	1,442
Prepaid expenses and other	242	331
Total current assets	38,623	12,734
Property and equipment, net (Note 4)	743	687
Other assets	66	22
Total assets	$39,432	$13,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,134	$1,096
Accrued clinical trial expenses	809	1,195
Accrued other expenses (Note 5)	2,910	2,838
Unearned revenue	2,081	603
Total current liabilities	6,934	5,732
Unearned revenue	78	75
Total liabilities	7,012	5,807
Commitments (Notes 7)
Stockholders' equity (Note 8)
Preferred stock, $0.001 par value, 5,000 shares authorized in 2010 and 2009; none issued and outstanding in 2010 and 2009	—	—
Common stock, $0.001 par value; 200,000 shares authorized in 2010 and 2009; 129,082 and 106,336 shares issued and outstanding in 2010 and 2009	129	106
Additional paid-in capital	276,460	239,519
Accumulated other comprehensive income (Notes 3 and 10)	96	2
Accumulated deficit	(244,265)	(231,991)
Total stockholders' equity	32,420	7,636
Total liabilities and stockholders' equity	$39,432	$13,443

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Revenue from strategic alliances and research contracts (Note 6)	$16,467	$13,857	$15,121
Operating expenses:
Research and development	20,936	24,689	33,830
General and administrative	8,152	7,179	7,968
Gain on disposal of assets	—	(7)	(3)
Total operating expenses	29,088	31,861	41,795
Operating loss	(12,621)	(18,004)	(26,674)
Other income (loss):
Interest income	4	38	695
Interest expense, net of change in fair value of warrants	130	(128)	122
Other	213	(268)	(206)
Total other income (loss), net	347	(358)	611
Net loss	$(12,274)	$(18,362)	$(26,063)
Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.31)
Shares used in computation of basic and diluted net loss per share	126,709	97,074	82,779

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance, December 31, 2007	75,353	$75	$205,746	$(145)	$(187,566)	$18,110
Comprehensive loss:
Net loss	—	—	—	—	(26,063)	(26,063)
Unrealized change in investments, net	—	—	—	105	—	105
Total comprehensive loss						(25,958)
Common stock and warrants issued under shelf registration, net	11,258	11	15,653	—	—	15,664
Common stock issued under CEFF	1,715	2	3,000	—	—	3,002
Deferred financing charge resulting from stock issued under CEFF	—	—	(24)	—	—	(24)
Deferred financing charge resulting from warrant issued under CEFF	—	—	51	—	—	51
Common stock issued under stock benefit plans	97	—	120	—	—	120
Stock-based compensation	—	—	2,126	—	—	2,126
Balance, December 31, 2008	88,423	$88	$226,672	$(40)	$(213,629)	$13,091
Comprehensive loss:
Net loss	—	—	—	—	(18,362)	(18,362)
Unrealized change in investments, net	—	—	—	42	—	42
Total comprehensive loss						(18,320)
Common stock and warrants issued under shelf registration, net	17,615	18	11,033	—	—	11,051
Common stock issued under stock benefit plans	298	—	108	—	—	108
Stock-based compensation	—	—	1,706	—	—	1,706
Balance, December 31, 2009	106,336	$106	$239,519	$2	$(231,991)	$7,636
Comprehensive loss:
Net loss	—	—	—	—	(12,274)	(12,274)
Unrealized change in investments, net	—	—	—	94	—	94
Total comprehensive loss						(12,180)
Common stock and warrants issued under shelf registration, net	22,417	22	34,882	—	—	34,904
Common stock issued under stock benefit plans	329	1	185	—	—	186
Stock-based compensation	—	—	1,874	—	—	1,874
Balance, December 31, 2010	129,082	$129	$276,460	$96	$(244,265)	$32,420

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net loss	$(12,274)	$(18,362)	$(26,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	1,057	941
Non-cash adjustments for premiums and discounts on investments	—	12	(7)
Non-cash charges for stock-based compensation	1,874	1,706	2,126
Non-cash realized loss on marketable security	—	—	218
Change in fair value of warrants	(130)	98	(221)
Change in accounts receivable	(1,769)	649	(335)
Change in accounts payable and accrued expenses	(146)	(1,150)	296
Change in unearned revenue	1,481	(1,990)	482
Change in other assets and liabilities, net	45	1,023	(1,110)
Net cash used in operating activities	(10,681)	(16,957)	(23,673)
Cash flows from investing activities:
Purchases of equipment	(294)	(177)	(409)
Purchases of investment securities	—	(1,001)	(6,007)
Proceeds from sale and maturity of investment securities	—	4,000	19,230
Net cash provided by (used in) investing activities	(294)	2,822	12,814
Cash flows from financing activities:
Proceeds from issuance of common stock subject to redemption, net of issuance costs	—	—	2,906
Proceeds from issuance of common stock and warrants, net of issuance costs	35,090	11,159	15,785
Principal payments of long-term debt obligations	—	(452)	(806)
Net cash provided by financing activities	35,090	10,707	17,885
Increase (decrease) in cash and cash equivalents	24,115	(3,428)	7,026
Beginning balance of cash and cash equivalents	10,887	14,315	7,289
Ending balance of cash and cash equivalents	$35,002	$10,887	$14,315
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$37	$94
Supplemental disclosures of non-cash activities:
Fair value of warrants granted under Kingsbridge CEFF	$3	$133	$35
Change in the fair value of interest rate swap	$—	$(19)	$(19)

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss, balance disorders, and cancer; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus type 2 (HSV-2), dengue fever, influenza, malaria, and human immunodeficiency virus (HIV). In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and we believe represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

In partnership with our collaborators we have multiple vaccines in development. These programs are funded by third-parties and utilize our core adenovector technology. GenVec has grant-supported preclinical programs to develop vaccine candidates for the prevention of RSV and HSV-2. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a HIV vaccine and an influenza virus vaccine. We also have programs with the U.S. Naval Medical Research Center to develop vaccines for dengue fever and malaria. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

Our business strategy is focused on entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the development for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

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

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION  – (continued)

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. However, we believe our current cash and investments and committed and expected revenues from our collaborators and strategic alliances are expected to be sufficient to continue our current research, development and collaborative activities for at least 36 months.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) USE OF ESTIMATES

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for clinical trial accruals, strategic alliances and research contract revenues, and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

(b) CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid debt instruments, time deposits, and money market funds with original maturities of three months or less.

(c) INVESTMENTS

Our investments consist primarily of corporate stock, and to a lesser extent, bonds, government agency notes, and commercial paper. These investments are classified as available-for-sale securities, which are carried at fair value, with the unrealized holding gains and losses reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and a warrant issued in connection with our Committed Equity Financing Facility.

(e) PROPERTY AND EQUIPMENT

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

(f) REVENUE RECOGNITION

Revenue is recognized when all four of the following criteria are met: (1) a contract is executed, (2) the contract price is fixed and determinable, (3) delivery of the service or products have occurred, and (4) collectability of the contract amounts is considered probable.

Our collaborative research and development agreements can provide for upfront license fees, research payments, and/or substantive milestone payments. Upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement. Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

Research and development revenue from cost-reimbursement and cost-plus fixed fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, cost, and billing factors, such as indirect rate estimates, are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels. Payments received in advance of work performed are recorded as deferred revenue.

(g) RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities are recorded as an asset when the advance payments are made. Capitalized amounts are recognized as expense when the research and development activities are performed; that is, when the goods without alternative future use are acquired or the service is rendered.

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

(h) CLINICAL TRIAL EXPENSES

We accrue estimated costs for clinical and preclinical studies based on estimates of work performed. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. We monitor the progress of the trials and their related activities and adjust the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known. We believe this method best aligns the expenses recorded with the efforts expended. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial. In March 2010, we discontinued a Phase 3 pivotal trial for first-line treatment of inoperable, locally advanced pancreatic cancer (known as PACT) based on results of an interim analysis. We have accrued $584,000 for the remaining non-cancelable obligations associated with winding down the clinical trial.

(i) INCOME TAXES

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

We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal income taxes. Due to the Company’s prior equity transactions, the Company’s net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2010 and 2009.

(j) NET LOSS PER SHARE

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the years ended December 31, 2010, 2009 and 2008 approximately 5.6 million, 5.4 million, and 4.3 million common stock equivalent shares associated with our stock option plans

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

and unvested restricted shares and approximately 14.0 million, 16.4 million, and 2.8 common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(k) COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (loss) consists of net loss and unrealized holding gains and losses from available-for-sale securities. We report comprehensive income (loss) on the “Statements of Stockholders’ Equity and Comprehensive Income (Loss)”, and accumulated other comprehensive income (loss) on the “Balance Sheets.” Other information regarding comprehensive income (loss) is contained in Note 10.

(l) STOCK-BASED COMPENSATION

We use the modified prospective method to account for stock-based compensation. Under this method, we measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period during which service is required to be provided. We estimate grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation cost that has been included in expense from continuing operations amounted to $1.9 million, $1.7 million, and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(m) LONG-LIVED ASSETS

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

(n) COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (the FASB) issued A Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures.” This ASU amends Topic 820 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The Company adopted this standard effective January 1, 2010. The adoption of this standard did not have a material impact on the presentation of our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration under this pronouncement is based on management’s estimate of the selling price for an undelivered items where there is no other means to determine the fair value of that undelivered item. This new approach is

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. We do not anticipate a material impact on our financial condition and results of operations.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have historically followed the milestone method and we do not anticipate a material impact on our financial condition and results of operations.

Other new pronouncements issued but not effective until after December 31, 2010 are not expected to have a significant effect on our financial position or results of operations.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2010:

(In thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash & cash equivalents	$35,002	$35,002	$—	$—
Marketable securities	168	168	—	—
Total assets at fair value	$35,170	$35,170	$—	$—
Liabilities:
Warrant liability	$3	$—	$3	$—
Total liabilities at fair value	$3	$—	$3	$—

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

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our marketable securities consist primarily of corporate stock, and to a lesser extent bonds, government agency notes, and commercial paper.

The warrant liability related to the Kingsbridge warrants has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 8. The warrant liability has been classified within Level 2.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2010.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. During the fourth quarter of 2008, we determined common shares acquired in 2007 as consideration for the release of certain security interests in a third party had incurred an other than temporary impairment. As a result of this impairment we realized a loss of $218,000 in 2008. We have determined there have been no such impairments in 2009 or in 2010.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income in stockholders’ equity. Net unrealized gain included in accumulated other comprehensive income was $96,000 and $2,000 at December 31, 2010 and 2009, respectively.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

A summary of marketable securities is shown below:

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2010
Marketable securities
Corporate stock	$72	$96	$—	$168
Total marketable securities	$72	$96	$—	$168

December 31, 2009
Marketable securities
Corporate stock	$72	$2	$—	$74
Total marketable securities	$72	$2	$—	$74

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2010	2009
	(in thousands)
Equipment	$9,395	$9,232
Leasehold improvements	6,522	6,522
Furniture and fixtures	413	413
	16,330	16,167
Less accumulated depreciation and amortization	(15,587)	(15,480)
	$743	$687

Depreciation and amortization expense related to property and equipment was $238,000, $1,040,000, and $903,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(5) ACCRUED OTHER EXPENSES

Accrued other expenses consist of the following at December 31:

	2010	2009
	(in thousands)
Payroll, compensation, and benefits	$1,232	$1,836
Accrued warrant liability	3	133
Clinical costs	44	280
Professional fees	425	414
Manufacturing expenses	1,009	23
Other	197	152
Total other accrued expenses	$2,910	$2,838

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows:

	2010	2009	2008
	(in thousands)
Hearing Program	$7,782	$236	$143
Department of Homeland Security	2,477	4,665	7,816
Vaccine Research Center	4,216	7,193	5,136
Other strategic alliances and research grants	1,992	1,763	2,026
	$16,467	$13,857	$15,121

Our results of operations included $536,000, $2,200,000, and $1,743,000 during the years ended December 31, 2010, 2009, and 2008, respectively, of amortization of upfront contract and license fees which were received in prior years.

(a) NOVARTIS

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee will be recognized ratably over the term of the two year research and collaboration term of the Agreement. Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we were eligible, at the inception of the agreement, to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales, if any. During the year ended December 31, 2010 we recognized $1,787,000 of the upfront payment and $1,332,000 for research performed under this Agreement.

In September 2010, we achieved the first milestone in our collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. If certain additional clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.3 million in milestone payments.

In August 2010, we signed an additional agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates. During the year ended December 31, 2010 we recognized $4,359,000 for services performed under this new agreement.

(b) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, we signed a three-year agreement with the DHS, for the development of a vaccine candidate against FMD for livestock, under which we received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were exercised. Modifications to this agreement have brought the total value of the program up to approximately $19.4 million. During the year ended December 31, 2010 we recognized $1,731,000 for services performed under this new agreement. As of December 31, 2010, $18.7 million in revenue has been recognized under this contract.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new contract, GenVec will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. In June 2010 the DHS exercised its renewal option for 2011 funding under this agreement for $0.7 million. During the year ended December 31, 2010 we recognized $746,000 for services performed under this new agreement.

(c) VACCINE RESEARCH CENTER

In December 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIAID) selected us to collaborate in the development of a worldwide preventative HIV vaccine candidate. In April 2003 this collaboration was expanded to include the development of a SARS vaccine candidate and in February 2006 it was expanded to include an influenza vaccine candidate. We had a cost-plus fixed fee sub-contract, managed for the VRC through SAIC-Frederick, Inc. a subsidiary of Science Applications International Corporation (SAIC), which became effective January 25, 2002. Under the subcontract, we were responsible for constructing and producing adenovector-based vaccine candidates utilizing our proprietary cell line and second-generation adenovector technology. During the fourth quarter of 2008, we executed the seventh option period, year eight, under this agreement. This contract which ended in October 2009 had a total value of approximately $56.7 million.

In November 2009, we entered into a new contract with SAIC-Frederick, Inc., for the development of influenza and HIV vaccines pursuant to their prime grant from the National Cancer Institute. Work under this contract includes generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. This four-year contract had a total value of over $22 million if all options are exercised. Program funding for the first year of this contract was approximately $2.6 million. In June 2010, we entered into a new agreement with SAIC to continue the development of a universal influenza vaccine. Under this new agreement, GenVec program funding from SAIC was $634,000 over 3 months. In September 2010, SAIC executed its first option period (year two) under the previously disclosed four-year contract for the development of influenza and HIV vaccines in support of the Vaccine Research Center of the NIAID, part of the NIH. We will receive up to approximately $3.5 million for the second year of activities under the SAIC contract. This funding increases the total value of the contract, originally valued at $22 million, to up to approximately $24 million. Revenue of $2,427,000 was recognized under this contract for the year ended December 31, 2010. As of December 31, 2010, $3.3 million in revenue has been recognized under this contract.

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

The initial commitment, in September 2006, under this agreement was $7.5 million. In September 2007, the NIAID exercised option year one under this agreement for $5.1 million. In September 2008, the NIAID exercised option year two under this agreement for $3.9 million. In September 2009, the NIAID exercised option year three under this agreement for $2.3 million. In September 2010, the NIAID exercised option year

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

three under this agreement for $141,000. Revenue of $1,789,000 was recognized under this contract for the year ended December 31, 2010. Revenue recognized under this agreement, cumulatively, totaled $15.5 million through December 31, 2010.

In July 2009, we received a grant from the NIAID, valued at approximately $600,000 to identify new antigens for malaria vaccine development.

(d) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS

In March 2007, we entered into a CRADA with the NIAID, to develop vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, but occur primarily among infants, the elderly or those with compromised cardiac, pulmonary, or immune systems. In addition, RSV is the single most important viral cause of lower respiratory infections in infants and young children. Initial vaccine candidates are in preclinical testing. In May 2008, we received a $600,000 SBIR grant from the NIH to support work under this program. We recognized $268,000 in revenue for the year ended December 31, 2010 and $495,000 in revenue cumulatively through December 31, 2010.

In January 2008, we received a $600,000 Phase 1 Small Business Innovation and Research grant from the NIH. This is intended to support work being conducted in a collaborative effort by us, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington to develop vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. We recognized $76,000 in revenue for the year ended December 31, 2010 and $596,000 in revenue cumulatively through December 31, 2010.

In December 2010, we entered into a collaboration with Merial to develop and commercialize GenVec’s proprietary vaccine technology for use against FMD. Merial is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. GenVec will receive development milestones and royalties on sales. We recognized no revenue under this collaboration for the year ended December 31, 2010.

We have entered into other research grants with the government, primarily the NIH, and recognized revenue under other collaborations during 2010. Revenue recognized under these research grants totaled $1,648,000 for the year ended December 31, 2010.

(7) COMMITMENTS

(a) LEASE AGREEMENTS

We have a non-cancelable operating lease for our Gaithersburg, MD facility. The initial lease agreement expired on November 1, 2009, included a provision for a 3 percent annual increase in base rent and contained renewal options for up to 14 years and required the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlord’s initial contribution of $1,300,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease. In March 2009, we signed an amendment to our lease agreement for our Gaithersburg facility extending the lease expiration date from November 1, 2009 to October 31, 2014. Under the terms of the agreement we have additional contractual obligations of $866,000 in 2011, $892,000 in 2012, $847,000 in 2013, and $427,000 in 2014. Rent expense under all operating leases was approximately $803,000, $638,000, and $584,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(7) COMMITMENTS  – (continued)

Future minimum lease payments under our non-cancelable operating lease are as follows (in thousands):

2011	$866
2012	$892
2013	$847
2014	$427

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

(c) RESEARCH AND DEVELOPMENT AND CLINICAL AGREEMENTS

We have agreed to provide grants for certain research projects under agreements with several universities and research organizations. Under the terms of these agreements, the Company has received rights to the resulting technology. Total grant amounts paid by us were approximately $34,000, $137,000, and $154,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

As discussed in Note 2, we have agreements with clinical sites for the treatment of patients under clinical protocols. Total costs under these agreements were $899,000, $1,409,000, and $2,487,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Additionally, certain agreements disclosed above require us to pay royalties upon commercial sales of specified products. We generally base the royalties on a percentage of net sales or other product fees earned. Royalties will be due when sales are generated.

(8) STOCKHOLDERS’ EQUITY

(a) CAPITAL STOCK

In February 2007, we filed a $100.0 million shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration was declared effective February 12, 2007 and allowed us to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt securities.

•	On June 11, 2008, pursuant to a shelf registration statement on Form S-3 filed on February 1, 2007 that expired on February 12, 2010 (the 2007 shelf registration statement), we completed a registered direct offering to various investors of 11,258,279 shares of common stock and warrants to purchase 2,251,653 shares of common stock. Proceeds of this offering, net of offering costs, totaled $15.7 million. During the year ended December 31, 2010, individual investors exercised a portion of these warrants and purchased 47,820 shares of common stock for gross proceeds to the Company of $96,000. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement.
•	On May 29, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor for the sale of 9,615,385 shares of common stock and warrants to purchase 9,615,385 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the year ended December 31, 2010, the institutional investor exercised a

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

portion of these warrants and purchased 2,500,000 shares of common stock for gross proceeds to the Company of $2.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement.
•	On August 31, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor of 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the year ended December 31, 2010, the institutional investor exercised all of these warrants for gross proceeds to the Company of $3.3 million.
•	On February 1, 2010, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 14,000,000 shares of common stock and warrants to purchase 4,200,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $2.00. The warrants, which have a term of five years and an exercise price of $2.75 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million. Proceeds of this offering, net of offering costs, totaled $26.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants that were issued in connection with this transaction that were exercised during the year ended December 31, 2010.

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

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations. The CEFF expired on March 15, 2009. Due to the pricing formula under the CEFF the actual amount of financing available to us under the CEFF was substantially less than the committed amount. In particular, Kingsbridge was not obligated to purchase shares of common stock at a price lower than $1.25. In addition, the maximum number of shares we could have issued under the CEFF was 12,375,050. Prior to the expiration of the CEFF on March 15, 2009, we had sold 3,284,830 shares of common stock to Kingsbridge in the aggregate for gross proceeds of $6.54 million. When the CEFF expired we expensed the remaining $273,000 of deferred financing charges associated with the CEFF.

As part of the arrangement, we issued a warrant to Kingsbridge to purchase 520,000 shares of our common stock at an exercise price equal to $2.67. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011. We have classified the warrant as a current liability for deferred financing costs, which is recorded at its fair value as determined under a Black-Scholes pricing model. Assuming a 0.71 year remaining life for the warrant, a 2.01 percent risk-free interest rate, and an 90.08 percent expected volatility and no dividend yield, the fair value of warrant liability as of December 31, 2010 was $3,000, a decrease of $130,000 compared to the prior year. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

The fair value of the warrant issued to Kingsbridge on the date of grant of $800,000 or $1.54 per share, was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being accrued to other expenses in the balance sheet. Such deferred financing costs are allocated to Kingsbridge shares on an as drawn basis. Through December 31, 2010, the current liability has been marked-to-market

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

using the Black-Scholes option-pricing model. Changes in fair value are recorded against operations in the reporting period in which they occur; increases or decreases in fair value are recorded as interest expense. During 2010, the decrease in the fair value of the warrant, $130,000, resulted in a decrease in interest expense and in 2009 the increase in the fair value of the warrant of $98,000 resulted in an increase in interest expense. Stock drawn under the CEFF was initially recorded outside of permanent equity, until such time as Kingsbridge sold the shares to outside third parties, due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge during a period in which GenVec fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e., a registration payment arrangement). The amount of compensation was payable in cash in both circumstances, or, at the sole discretion of GenVec, in shares of the Company’s common stock in the event of a trading blackout.

On January 13, 2010 we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. Concurrent with entry into the agreement with Novartis, we sold 1,869,158 shares of our common stock to Novartis Pharma AG in a private placement for $1.07 per share of common stock, which represents an aggregate purchase price of approximately $2.0 million and was calculated based on the average of the closing price for the common stock on the NASDAQ Global Market for the 30 consecutive trading days ending on the fifth trading day prior to the sale of the shares. The purchase of the shares of common stock by Novartis Pharma AG was undertaken in partial consideration for the rights granted under the research collaboration and license agreement. Due to the pricing formula used in the sale of the common stock, a discount of approximately $1.3 million has been recorded against the upfront license payment and the value of stock associated with this sale is recorded at fair value in equity at $3.3 million.

In September 2001, our Board of Directors of the Company declared a dividend which was issued on September 28, 2001 of one preferred stock purchase right (a Right) for each share of common stock outstanding. The Rights initially trade with, and are inseparable from the common stock. The Rights will become exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the outstanding common stock of GenVec (an Acquiring Person), or announces the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person. Each Right allows its holder, other than the Acquiring Person, to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock (the Preferred Share), at a purchase price of $50.00, subject to adjustment. This portion of a Preferred Share gives the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. The Rights expire on September 7, 2011, unless redeemed earlier by the Company at a price of $0.01 per Right at any time before the Rights become exercisable.

In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2010 and 2009:

•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.
•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

(b) STOCK OPTION GRANTS

Stock Option Plans

Our stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan) in June 2002. Amendments to the 2002 Plan

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

have increased the number of shares of common stock available to be issued under the 2002 Plan to 16,700,000. At December 31, 2010 there are 7,821,628 shares available for future issuance under the 2002 Plan. Outstanding options under the 2002 Plan at December 31, 2010 expire through 2020. Restricted stock units are issued under this plan and vest through 2012. Outstanding options under the 1993 Plan and 2000 Plan at December 31, 2010 expire through 2012 and 2011, respectively.

Generally under the 2002 Plan, 12.5% of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next 3.5 years. Stock options granted under this plan generally have a contractual term of ten years. Restricted stock units vest over a three year term, with 50% vesting two years after issuance and 50% vesting three years after issuance. The Compensation Committee administers this plan, approves the individuals to whom options and restricted stock units will be granted, and determines the number of shares granted and exercise price of each option.

In August 2003, GenVec and Diacrin consummated a business combination under which we acquired Diacrin through an exchange of stock. Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin under its 1997 Stock Option Plan (1997 Plan). As of December 31, 2010, awards outstanding under the 1997 Plan were 48,934 shares. Option holders will receive newly issued shares of our common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at December 31, 2010 expire through 2012.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the years ended December 31, 2010, 2009, and 2008, which was allocated as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Research and development	$1,342	$1,250	$1,581
General and administrative	532	456	545
	$1,874	$1,706	$2,126

We use the Black-Scholes pricing model to value stock options. The weighted-average estimated fair value of employee stock options granted during the 12 months ended December 31, 2010, 2009, and 2008 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	2010	2009	2008
Weighted average risk-free interest rate	2.40%	1.77%	3.01%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	90.08%	94.59%	84.00%
Expected life (years)	5.85	5.87	5.67
Weighted-average fair value of options granted	$1.51	$0.42	$1.23

The volatility assumption for 2010, 2009, and 2008 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.85, 5.87, and 5.67 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 1.14 percent to 2.65 percent, 1.61 percent to 2.69 percent, and 1.34 percent to 3.68 percent, respectively, for the years ended December 31, 2010, 2009, and 2008.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

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

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2010 has been revised for actual forfeitures. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The activity of the plans from December 31, 2007 to December 31, 2010 is as follows:

(in thousands, except per share data)	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,854	$1.72
Granted	2,070	2.04
Exercised	(177)	0.61
Cancelled	(1,532)	1.84
Stock options outstanding at December 31, 2010	8,215	$1.80	6.7	$234
Vested or expected to vest at December 31, 2010	7,249	$1.84	6.5	$199
Exercisable at December 31, 2010	5,552	$1.95	5.8	$109

Unrecognized stock-based compensation expense related to stock options was approximately $2.2 million as of December 31, 2010. This amount is expected to be expensed over a weighted average period of 2.5 years. There were 177,000 stock options exercised during 2010. We realized proceeds of $108,000 from options exercised during the year ended December 31, 2010. There were no stock options exercised during the years ended December 31, 2009, and 2008, respectively.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

The following table summarizes information about our stock options outstanding at December 31, 2010:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00 – $1.00	1,873	8.3	$0.46	894	$0.47
$1.01 – $3.00	5,469	6.8	1.99	3,796	1.95
$3.01 – $4.00	714	2.5	3.23	711	3.23
$4.01 – $5.00	114	3.8	4.11	106	4.11
$5.01 – $10.00	45	0.2	5.66	45	5.66
	8,215	6.7 years	$1.80	5,552	$1.95

As of December 31, 2010 options covering 5,552,196 shares were exercisable at $0.405 to $5.75 per share (average $1.95 per share) and options covering 7,821,628 shares remain available to be granted.

In October 2009, the Company issued 500,000 restricted shares of common stock under the 2002 Plan. The following table summarizes the status of the Company’s unvested restricted stock as of December 31, 2010:

(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU's at December 31, 2008	—	$—
Granted	500	0.79
Vested	—	—
Forfeited	—	—
Non-vested RSU's at December 31, 2009	500	$0.79
Granted	—	—
Vested	—	—
Forfeited	(70)	0.79
Non-vested restricted stock units at December 31, 2010	430	$0.79	$340
Expected to vest at December 31, 2010	328	$0.79	$259

Restricted stock units granted are scheduled to vest 50% two years after the date of grant and 50% three years after the date of grant. The cost of the grant is charged to operations over the vesting period. Unrecognized expense related to restricted stock units was approximately $0.2 million as of December 31, 2010. This amount is expected to be expensed over the remaining term of non-vested restricted stock units of 1.8 years.

(c) EMPLOYEE STOCK PURCHASE PLAN

In December 2000, we adopted the 2000 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, employees may purchase our common stock through payroll deductions at a purchase price equal to 85 percent of the fair market value of our common stock on either the first business day or last business day of the applicable six-month offering period, whichever is lower. Substantially all employees are eligible to participate. Participants may purchase common stock through payroll deductions of up to 15 percent of the participant’s compensation. The maximum number of shares a participant may purchase during a six-month

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

offering period is 6,250 shares. In June 2006, the Board of Directors approved a resolution effectively fixing the number of shares available for issuance under the Purchase Plan. The Purchase Plan terminated on October 18, 2010.

Employees purchased 152,468 shares, 297,375 shares, and 97,423 shares during the 12 months ended December 31, 2010, 2009, and 2008, respectively, at a weighted average purchase price of $0.48, $0.36, and $1.24. We realized proceeds of $73,000, $109,000, and $120,000 from shares acquired under the Purchase Plan during the years ended December 31, 2010, 2009, and 2008, respectively.

In January 2011, we issued 89,884 shares related to the purchase period for the six months ending December 31, 2010. The purchase price of these shares was $0.374 and we realized proceeds of $34,000.

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
	14,039,218

(9) INCOME TAXES

For the years ended December 31, 2010, 2009, and 2008 there is no provision for income taxes included in the statement of operations. We have incurred operating losses, but have not recorded an income tax benefit for 2010, 2009, and 2008, as we have recorded a valuation allowance against our net operating losses and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows (in thousands):

	2010	2009	2008
Tax provision computed at the statutory rate	$(4,173)	$(6,243)	$(8,861)
State income taxes, net of federal income tax provision	(668)	(1,000)	(1,419)
Book expenses not deductible for tax purposes	9	150	449
Research and experimentation tax credit	(818)	(861)	(1,432)
Nondeductible compensation expense	445	470	638
Expired net operating losses and other	2,600	1,226	—
Change in state statutory rate and other	—	—	(2,129)
Change in valuation allowance for deferred tax assets	2,605	6,258	12,754
Income tax expense	$—	$—	$—

The Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported accumulated net losses to date, we have provided a full valuation allowance against our deferred tax assets.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) INCOME TAXES – (continued)

Deferred income taxes reflect the net effects of net operating loss carryforwards and tax credit carryforward and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	2010	2009	2008
Net operating loss carryforwards	$108,130	$106,263	$101,061
Capital loss carryforwards	—	—	—
Research and experimentation tax credit	15,359	14,782	13,997
Property and equipment, principally due to differences in depreciation	(157)	(74)	(213)
Deferred compensation expense	1,695	1,414	1,217
Other	65	122	202
Total deferred tax assets	125,092	122,507	116,264
Valuation allowance	(125,092)	(122,507)	(116,264)
Net deferred tax assets	$—	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

At December 31, 2010, we have net operating loss carryforwards of approximately $274.2 million for federal income tax purposes of which $50.5 million expire at various dates through 2013, and $223.7 million expire at various dates through 2030. During 2010, $6.1 million of net operating loss carryforwards expired. We have research and experimentation tax credit carryforwards of $15.4 million at December 31, 2010, of which $1.4 million expire through 2013 and $14.0 million expire through 2030. During 2010, $0.2 million of research and experimentation tax credit expired.

Our NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2010 and in prior years, we may have experienced such ownership changes. Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with us.

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

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained effective January 1, 2007. At December 31, 2008, December 31, 2009, and December 31, 2010 we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2010, 2009 and 2008.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2007.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(10) OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. Our change in accumulated other comprehensive income (loss) is due exclusively to changes in our unrealized gain or loss on securities for the three years ended December 31, 2010, as follows:

Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2007	$(145)
Net current period change	(590)
Reclassification adjustments for gains (losses) reclassified into income	695
Balance, December 31, 2008	(40)
Net current period change	4
Reclassification adjustments for gains (losses) reclassified into income	38
Balance, December 31, 2009	2
Net current period change	90
Reclassification adjustments for gains (losses) reclassified into income	4
Balance, December 31, 2010	$96

Other comprehensive income (loss) does not reflect the effect of income taxes because we did not have income tax expense during the three years ended December 31, 2010.

(11) QUARTERLY RESULTS (UNAUDITED)

Our unaudited quarterly information is as follows:

2010	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$2,938	$3,182	$5,156	$5,191
Operating Loss	$(4,755)	$(4,233)	$(2,378)	$(1,255)
Net Loss	$(4,699)	$(4,193)	$(2,378)	$(1,004)
Basic and Diluted Loss Per Share	$(0.04)	$(0.03)	$(0.02)	$(0.01)

2009	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$3,795	$3,781	$2,926	$3,355
Operating Loss	$(5,424)	$(4,768)	$(3,567)	$(4,245)
Net Loss	$(5,681)	$(4,809)	$(3,562)	$(4,310)
Basic and Diluted Loss Per Share	$(0.06)	$(0.05)	$(0.04)	$(0.04)

The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters may not equal the loss per share for the respective 12-month period.

Included in the fourth quarter of 2010 is a decrease to our 2010 incentive compensation expense of approximately $530,000.

(12) SUBSEQUENT EVENT

On March 4, 2011, the Company filed and mailed a proxy statement relating to a special meeting to be held on April 5, 2011 for the purpose of voting on a one-for-ten reverse stock split.