Form 10-Q
period 2011-03-31
GENVEC INC
filed 2011-05-10
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Yes ☐     No ☒

As of April 30, 2011, the Registrant had 12,917,138 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,660	$35,002
Short-term investments	14,464	168
Accounts receivable	3,409	3,211
Prepaid expenses and other	206	242
Total current assets	36,739	38,623
Property and equipment, net	739	743
Other assets	81	66
Total assets	$37,559	$39,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,203	$1,134
Accrued clinical trial expenses	752	809
Accrued other expenses	2,356	2,910
Unearned revenue	1,629	2,081
Total current liabilities	6,940	6,934

Unearned revenue	-	78
Total liabilities	6,940	7,012

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding in 2011 and 2010	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 12,917 and 12,908 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	13	13
Additional paid-in capital	277,007	276,576
Accumulated other comprehensive income	80	96
Accumulated deficit	(246,481)	(244,265)
Total stockholders’ equity	30,619	32,420
Total liabilities and stockholders’ equity	$37,559	$39,432

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$5,286	$2,938

Operating expenses:
Research and development	5,592	5,745
General and administrative	1,922	1,948
Total operating expenses	7,514	7,693

Loss from operations	(2,228)	(4,755)

Other income (expense):
Interest income, net of change in fair value of Kingsbridge warrants	12	87
Other	-	(31)
Total other income, net	12	56

Net loss	$(2,216)	$(4,699)

Net loss per share - basic and diluted	$(0.17)	$(0.39)

Weighted average shares outstanding - basic and diluted	12,914	11,969

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(2,216)	$(4,699)
Unrealized holding gain (loss) on securities available for sale	(16)	5

Comprehensive loss	$(2,232)	$(4,694)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2010	12,908	$13	$276,576	$96	$(244,265)	$32,420
Comprehensive loss:
Net loss	-	-	-	-	(2,216)	(2,216)
Unrealized change in investments, net	-	-	-	(16)	-	(16)
Total comprehensive loss						(2,232)
Common stock issued under stock benefit plans	9	-	35	-	-	35
Stock-based compensation	-	-	396	-	-	396
Balance, March 31, 2011	12,917	$13	$277,007	$80	$(246,481)	$30,619

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,216)	$(4,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	60
Non-cash charges for stock-based compensation	396	489
Change in fair value of warrant	(3)	(87)
Change in accounts receivable	(198)	(379)
Change in accounts payable and accrued expenses	460	(1,145)
Change in unearned revenue	(529)	3,091
Change in other assets and liabilities, net	19	(170)
Net cash used in operating activities	(2,015)	(2,840)

Cash flows from investing activities:
Purchases of property and equipment	(51)	(41)
Purchases of investment securities	(14,310)	-
Net cash used in investing activities	(14,361)	(41)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	34	35,085
Net cash provided by financing activities	34	35,085

Increase (decrease) in cash and cash equivalents	(16,342)	32,204
Beginning balance of cash and cash equivalents	35,002	10,887

Ending balance of cash and cash equivalents	$18,660	$43,091

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

Basis of Presentation

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K filed with the SEC.

On April 19, 2011, the Company effected a reverse stock split of its outstanding common stock at a ratio of one-for-ten, whereby each ten shares of common stock were combined into one share of common stock (the Reverse Stock Split). The Reverse Stock Split was authorized by our stockholders at a special meeting of stockholders held on April 5, 2011. The Reverse Stock Split was effective with respect to stockholders of record at the close of business on April 18, 2011, and trading of our common stock on the NASDAQ Capital Market began on a split-adjusted basis beginning on April 19, 2011. As a result of the reverse stock split, each ten shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding was reduced from approximately 129.1 million shares to approximately 12.9 million shares. Stockholders became entitled to receive cash in lieu of fractional shares produced by the Reverse Stock Split.

All numbers in this Quarterly Report have been revised to reflect the Reverse Stock Split, the principal effects of which were to:

•	reduce the number of shares of common stock issued and outstanding by a factor of 10;

•
increase the per share exercise price by a factor of 10, and decrease the number of shares issuable upon exercise by a factor of 10, for all outstanding options, warrants and other convertible or exercisable equity instruments entitling the holders to purchase shares of the Company’s common stock; and

•	proportionately reduce the number of shares authorized and reserved for issuance under the Company’s existing equity compensation plans.

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010 and the results of its operations and cash flows for the three-month periods ended March 31, 2011 and March 31, 2010. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss, balance disorders, and cancer; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus type 2 (HSV-2), dengue fever, influenza, malaria, and human immunodeficiency virus (HIV). In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD). Our technology is also being explored for vaccines against swine diseases.

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

In partnership with our collaborators we have multiple vaccines in development. These programs are funded by our collaborators and utilize our core adenovector technology. GenVec has grant-supported preclinical programs to develop vaccine candidates for the prevention of RSV and HSV-2. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a HIV vaccine and an influenza virus vaccine. We also have programs with the U.S. Naval Medical Research Center to develop vaccines for dengue fever and malaria. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD and our technology is also being explored for vaccines against swine diseases. Development efforts for this program are also supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

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

New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration under this pronouncement is based on management’s estimate of the selling price for undelivered items where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have historically followed the milestone method. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

Other new pronouncements issued but not effective until after March 31, 2011 are not expected to have a significant effect on our financial position or results of operations.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at March 31, 2011 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$18,660	$18,660	$-	$-
Marketable securities	14,464	14,464	-	-
Total assets at fair value	$33,124	$33,124	$-	$-

Liabilities:
Warrant liability	$-	$-	$-	$-
Total liabilities at fair value	$-	$-	$-	$-

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at December 31, 2010 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$35,002	$35,002	$-	$-
Marketable securities	168	168	-	-
Total assets at fair value	$35,170	$35,170	$-	$-

Liabilities:
Warrant liability	$3	$-	$3	$-
Total liabilities at fair value	$3	$-	$3	$-

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our marketable securities consist of government bonds and an equity investment in a publicly traded company.

The warrant liability has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 5. The warrant liability, related to the Kingsbridge warrants, has been classified within Level 2.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2011.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income in stockholders’ equity. Included in accumulated other comprehensive income was a net unrealized loss of $16,000 and a net unrealized gain of $5,000 for the three months ended March 31, 2011 and 2010, respectively.

(3)	Stock Benefit Plans

Our stockholders approved the 2002 Incentive Stock Plan (2002 Plan) as the replacement for the 1993 Stock Incentive Plan (1993 Plan) and 2000 Director Plan (2000 Plan) in June 2002. Amendments to the 2002 Plan have increased the number of shares of common stock available to be issued under the 2002 Plan to 1,670,000. At March 31, 2011 there are 567,196 shares available for future issuance under the 2002 Plan. Outstanding options under the 2002 Plan at March 31, 2011 expire through 2021. Restricted stock units are issued under this plan and vest through 2012. Outstanding options under the 1993 Plan and 2000 Plan at March 31, 2011 expire through 2012 and 2011, respectively.

Generally under the 2002 Plan, 12.5% of the option shares of each award are exercisable six months after the date of grant; thereafter, the remaining option shares are exercisable in equal monthly installments over the next 3.5 years. Stock options granted under this plan generally have a contractual term of ten years. Restricted stock awards vest over a three year term, with 50% vesting two years after issuance and 50% vesting three years after issuance. The Compensation Committee administers this plan, approves the individuals to whom options and restricted stock awards will be granted, and determines the number of shares granted and exercise price of each option.

In August 2003, GenVec and Diacrin consummated a business combination under which we acquired Diacrin through an exchange of stock. Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin under its 1997 Stock Option Plan (1997 Plan). As of March 31, 2011, awards outstanding under the 1997 Plan were 4,893 shares. Option holders will receive newly issued shares of our common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at March 31, 2011 expire through 2012.

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock units and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award.

The following table summarizes stock-based compensation expense related to employee stock options for the three-month periods ended March 31, 2011 and March 31, 2010, which was allocated as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Research and development	$277	$358
General and administrative	119	131
	$396	$489

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2011 and 2010 were $4.20 and $16.22, respectively. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2011 and 2010 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010

Risk-free interest rate	1.95%	2.45%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.62%	90.08%
Expected life (years)	5.73	5.85

The volatility assumption for 2011 and 2010 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.73 years and 5.85 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants ranging from 1.95% to 2.11% for the three months ended March 31, 2011 and 2.29% to 2.65% for the three months ended March 31, 2010.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2011:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2010	822	$18.00
Granted	225	5.70
Exercised	-	-
Forfeited	(9)	11.69
Expired	(5)	56.56
Stock options outstanding at March 31, 2011	1,033	$15.21	7.12	$-
Vested or expected to vest at March 31, 2011	869	$16.13	6.76	$-
Exercisable at March 31, 2011	582	$18.98	5.65	$-

Unrecognized stock-based compensation related to stock options was approximately $2.7 million as of March 31, 2011. This amount is expected to be expensed over a weighted average period of 2.8 years. We realized no proceeds from options exercised during the three months ended March 31, 2011 and $71,000 of proceeds during the three months ended March 31, 2010.

The following table summarizes information about our stock options outstanding at March 31, 2011:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	407	9.0	$5.20	100	$4.69
$10.01 - $30.00	543	6.5	19.93	400	19.59
$30.01 - $40.00	71	2.2	32.26	71	32.26
$40.01 - $50.00	11	2.8	41.08	11	41.08
	1,033	7.1	$15.21	582	$18.98

In October 2009, the Company issued 50,000 restricted shares of common stock under the 2002 Plan. The following table summarizes the status of the Company’s non-vested restricted stock as of March 31, 2011:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Units	Fair Value	Value

Non-vested restricted stock at December 31, 2010	43	$7.90
Granted	-	-
Exercised	-	-
Cancelled	(1)	7.90

Non-vested restricted stock at March 31, 2011	42	$7.90	$330

Expected to vest at March 31, 2011	33	$7.90	$263

Restricted stock awards granted are scheduled to vest 50 percent two years after the date of grant and 50 percent three years after the date of grant. The cost of the grant is charged to operations over the vesting period. At March 31, 2011, the weighted average remaining term of non-vested restricted stock was 1.5 years.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.

Unrecognized stock-based compensation related to restricted stock awards was approximately $0.1 million as of March 31, 2011. This amount is expected to be expensed over a period of 1.5 years.

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2011 and 2010 approximately 624,000 and 565,000 common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.4 million and 1.4 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive due to our net loss incurred during the periods presented.

(5)	Stockholders’ Equity

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a 3-year period, subject to certain conditions and limitations. The CEFF expired on March 15, 2009. Prior to the expiration of the CEFF on March 15, 2009, we had sold 328,483 shares of common stock to Kingsbridge in the aggregate for gross proceeds of $6.5 million. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 52,000 shares of our common stock at an exercise price equal to $26.70 per share. The warrant became exercisable on September 15, 2006 and will remain exercisable until September 15, 2011. We classified the warrant as a current liability, which has no fair value as of March 31, 2011 as determined under a Black-Scholes pricing model. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded to interest expense.

The table below sets forth the outstanding warrants to purchase shares of common stock as of March 31, 2011:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

March 2006	52,000	$26.70	9/15/2011	Exercisable
June 2008	220,383	$20.16	6/11/2013	Exercisable
May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,403,922

 During the three months ended March 31, 2011, no warrants were exercised.

(6)	Collaborative Agreement

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee will be recognized ratably over the term of the two year research and collaboration term of the Agreement. Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we were eligible to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales, if any. During the three months ended March 31, 2011 and 2010 we recognized $466,000 and $388,000 of the upfront payment and $407,000 and $215,000 for research performed under this Agreement, respectively.

In September 2010, we achieved the first milestone in our collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. If certain additional clinical, regulatory, and sales milestones are met, we are eligible to receive up to an additional $206.3 million in milestone payments.

In August 2010, we signed an additional agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates. During the three months ended March 31, 2011 we recognized $2.4 million for services performed under this new agreement.

(7)	Reclassifications

We have made certain reclassifications to prior year amounts to conform to the 2011 presentation.

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

Further information on the factors and risks that could affect our business, financial condition, and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

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

In partnership with our collaborators we have multiple vaccines in development. These programs are funded by our collaborators and utilize our core adenovector technology. GenVec has grant-supported preclinical programs to develop vaccine candidates for the prevention of RSV and HSV-2. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a HIV vaccine and an influenza virus vaccine. We also have programs with the U.S. Naval Medical Research Center to develop vaccines for dengue fever and malaria. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of the 10-K.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Results of Operations

GenVec’s net loss was $2.2 million (or $0.17 per share) on revenues of $5.3 million for the three months ended March 31, 2011.  This compares to a net loss of $4.7 million (or $0.39 per share) on revenues of $2.9 million in the same period in the prior year. Included in our net loss for the first three months of 2011 was stock-based compensation expense of $396,000 as compared to $489,000 for the same period in the prior year. GenVec ended the first quarter of 2011 with $33.1 million in cash and investments. All per share information presented gives effect to the Reverse Stock Split.

Revenue

Revenues for the three-month period ended March 31, 2011 were $5.3 million, which represents an 80 percent increase as compared to $2.9 million in the comparable prior year period.

Revenues for the three-month period ended March 31, 2011 were primarily derived from the collaboration with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Revenue has also been derived from the Company’s funded research and development programs with the Department of Homeland Security (DHS), the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and HSV-2.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. At the time of entering into the Agreement, we received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance.  The upfront non-refundable fee will be recognized ratably over the term of the two year research and collaboration term of the Agreement.  We will recognize revenue of $3.7 million from the non-refundable upfront license fee over the term of the Agreement, which reflects a discount of $1.3 million as a result of the difference between the issuance price and the fair value of the common stock issued to Novartis.  In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we were eligible to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales, if any.  In September 2010, we achieved the first milestone of $300,000, which was triggered by the successful completion of certain preclinical development activities.  During the three months ended March 31, 2011 and 2010 we recognized $466,000 and $388,000 of the upfront payment and $407,000 and $215,000 for research performed under this Agreement, respectively.

In August 2010, we signed an additional agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders.  Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates.  During the three months ended March 31, 2011 we recognized $2.4 million for services performed under this new agreement.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new contract, GenVec is eligible to receive up to $3.8 million in program funding the first year and up to an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. In June 2010 the DHS exercised its renewal option for 2011 funding under this agreement for $0.7 million. During the three months ended March 31, 2011 we recognized $485,000 for services performed under this new agreement.   There was no revenue recognized under this contract during the three months ended March 31, 2010.

In December 2010, we entered into a collaboration with Merial to develop and commercialize our proprietary vaccine technology for use against foot-and-mouth disease (FMD). Merial is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. We will receive development milestones and royalties on sales. There was no revenue recognized under this contract during the three months ended March 31, 2010.

In April 2011we expanded our collaboration with Merial.  Under this new agreement and program, Merial has the right to evaluate GenVec technology for applications in other areas of animal health.  Merial has elected to start the program using our technology to target swine diseases.

Revenues recognized under our various funded research projects for the three-month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Hearing loss and balance disorder	$3,273	$612
Animal Health	868	620
HIV	719	1,338
Malaria	13	184
Other	413	184

Total	$5,286	$2,938

The increase for the three-month period ended March 31, 2011 is primarily due to increased revenue associated with our hearing program with Novartis of $2.7 million.  The higher revenue under the Novartis agreement is a result of the increased work scope and effort in 2011 as compared to the 2010 period under our January 2010 Agreement and the additional agreement signed in August 2010.  Partially offsetting this increase is decreased revenue associated with our HIV program of $0.6 million due to decreased work scope.

Expenses

Operating expenses were $7.5 million for the three-month period ended March 31, 2011, which represents a decrease of 2 percent as compared to $7.7 million in the comparable prior year period.

Research and development expenses for the three-month period ended March 31, 2011 decreased 3 percent from $5.7 million in 2010 to $5.6 million in 2011.   The decrease is primarily due to lower personnel costs due mainly to the termination of our TNFerade trial in March 2010.  These decreases are partially offset by increased purchases under our hearing program.  Additionally, stock-based compensation expense allocated to research and development decreased $81,000 as compared to the comparable prior year period.

General and administrative expense for the three-month period ended March 31, 2011 decreased 1 percent with expense of approximately $1.9 million in each period. During the three-month period ended March 31, 2011 we experienced lower professional costs, offset by higher personnel costs.  Stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, decreased $12,000 for the three-month period ended March 31, 2011 as compared to the same period in 2010.

Other Income (Expense)

Total other income decreased by $44,000 for the three-month period ended March 31, 2011 as compared to the prior year period.   Total other income is composed of interest income, net of the change in fair value of the Kingsbridge warrants, and other income.

Interest income, net of the change in the fair market value of the Kingsbridge warrants, for the three-month period ended March 31, 2011 was $12,000 compared to $87,000 in the comparable prior year period.  The decrease in interest income, net was due to a decrease in the fair value of the Kingsbridge warrants of $84,000.  This decrease was partially offset by an increase interest income from our investment portfolio of $9,000 due mainly to higher yields earned on our investment portfolio in 2011 as compared to the prior year period.

Other income (expense) for the three-month period ended March 31, 2011 was a net expense for the period of $0 as compared to net expense of $31,000 in the comparable prior year period.  The decrease resulted primarily from the expensing of the remaining costs associated with the 2007 shelf registration statement when we filed the 2010 shelf registration statement.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2011 we have an accumulated deficit of $246.5 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2011, cash and investments totaled $33.1 million as compared to $35.2 million at December 31, 2010.

For the three months ended March 31, 2011, we used $2.0 million of cash for operating activities. This consisted of a net loss for the period of $2.2 million, which included approximately $56,000 of non-cash depreciation and amortization and $396,000 of non-cash stock option expenses.  In addition, there was a net decrease in unearned revenue, due mainly to the Novartis agreement, of $529,000 and an increase in accounts receivable of $198,000.  Net cash was used primarily for the advancement of our internally funded research programs, the termination activities associated with our TNFerade clinical trial, and general and administrative activities.

Net cash used in investing activities during the three months ended March 31, 2011 was $14.4 million. This consisted of $14.3 million of cash used to purchase investment securities during the period and $51,000 of cash used for the purchase of laboratory equipment.

Net cash provided by financing activities during the three months ended March 31, 2011 was $34,000, from the issuance of common stock under our Employee Stock Purchase Plan.

On June 11, 2008, we completed a registered direct offering to various investors of 1,125,827 shares of common stock and warrants to purchase 225,165 shares of common stock. Proceeds of this offering, net of offering costs, totaled $15.7 million. No warrants were exercised in 2011; however, individual investors in 2010 exercised a portion of these warrants and purchased 4,782 shares of common stock for gross proceeds to the Company of $96,000.

On May 29, 2009, we completed a registered direct offering to an institutional investor for the sale of 961,539 shares of common stock and warrants to purchase 961,539 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. No warrants were exercised in 2011; however, the institutional investor exercised a portion of these warrants in 2010 and purchased 250,000 shares of common stock for gross proceeds to the Company of $2.1 million.

On August 31, 2009, we completed a registered direct offering to an institutional investor of 800,000 shares of common stock and warrants to purchase 400,000 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. The institutional investor exercised all of these warrants in 2010 for gross proceeds to the Company of $3.3 million.

On February 1, 2010, we completed a registered direct offering to various investors of 1,400,000 shares of common stock and warrants to purchase 420,000 shares of common stock. Proceeds of this offering, net of offering costs, totaled $26.1 million. There were no warrants that were issued in connection with this transaction that were exercised as of March 31, 2011.

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

On May 12, 2010, we received a notice from the Nasdaq Stock Market (NASDAQ) stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5450. The notification letter stated that we would be afforded until November 8, 2010 to regain compliance. In order to obtain additional time to seek to regain compliance, we transferred our common stock to the NASDAQ Capital Market effective November 8, 2010. On November 9, 2010, NASDAQ notified us that we would have an additional 180 days, or until May 9, 2011, to regain compliance with the minimum bid price requirements. To regain compliance, the closing bid price of our common stock was required to meet or exceed $1.00 per share for at least ten consecutive business days prior to May 9, 2011.

On April 19, 2011, the Company effected a reverse stock split of its outstanding common stock at a ratio of one-for-ten, whereby each ten shares of common stock were combined into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was authorized by our stockholders at a special meeting of stockholders held on April 5, 2011. The Reverse Stock Split was effective with respect to stockholders of record at the close of business on April 18, 2011, and trading of our common stock on the NASDAQ Capital Market began on a split-adjusted basis on April 19, 2011. As a result of the reverse stock split, each ten shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding was reduced from approximately 129.1 million shares to approximately 12.9 million shares. Stockholders received cash in lieu of fractional shares produced by the Reverse Stock Split.

All numbers in this Quarterly Report have been revised to reflect the Reverse Stock Split,the principal effects of which were to:

•	reduce the number of shares of common stock issued and outstanding by a factor of 10;

•
increase the per share exercise price by a factor of 10, and decrease the number of shares issuable upon exercise by a factor of 10, for all outstanding options, warrants and other convertible or exercisable equity instruments entitling the holders to purchase shares of the Company’s common stock; and

•	proportionately reduce the number of shares authorized and reserved for issuance under the Company’s existing equity compensation plans.

As a result of the reverse stock split, the bid price of our common stock increased, and on May 4, 2011, NASDAQ notified us that we had regained compliance with the minimum bid price requirement.

On January 13, 2010 we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. Concurrent with entry into the agreement with Novartis, we sold 186,915 shares of our common stock to Novartis Pharma AG in a private placement for $10.70 per share of common stock, which represents an aggregate purchase price of approximately $2.0 million and was calculated based on the average of the closing price for the common stock on the NASDAQ Global Market for the 30 consecutive trading days ending on the fifth trading day prior to the sale of the shares. The purchase of the shares of common stock by Novartis Pharma AG was undertaken in partial consideration for the rights granted under the research collaboration and license agreement. Due to the pricing formula used in the sale of the common stock, a discount of approximately $1.3 million has been recorded against the upfront license payment and the value of stock associated with this sale is recorded in equity at $3.3 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use approximately $6.0 million to $8.0 million of cash in the 12 months ending March 31, 2012. Our estimate includes approximately $1.1 million in contractual obligations as well as $0.3 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations for at least 36 months from the balance sheet date.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in the contractual commitments table in our Form 10-K for the year ended December 31, 2010.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of 2010.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration under this pronouncement is based on management’s estimate of the selling price for undelivered items where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have historically followed the milestone method. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

Other new pronouncements issued but not effective until after March 31, 2011 are not expected to have a significant effect on our financial position or results of operations.

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

As of March 31, 2011, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of March 31, 2011, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 10, 2011	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer, and Corporate Secretary