Form 10-Q
period 2011-09-30
GENVEC INC
filed 2011-11-09
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐       No ☒

As of October 31, 2011, the Registrant had 12,958,009 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,668	$35,002
Short-term investments	19,810	168
Accounts receivable	2,703	3,211
Prepaid expenses and other	352	242
Total current assets	31,533	38,623
Property and equipment, net	729	743
Other assets	88	66
Total assets	$32,350	$39,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,256	$1,134
Accrued clinical trial expenses	120	809
Accrued other expenses	1,716	2,910
Unearned revenue	597	2,081
Total current liabilities	3,689	6,934

Unearned revenue	-	78
Total liabilities	3,689	7,012

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2011 and 2010	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 12,918 and 12,908 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	13	13
Additional paid-in capital	277,806	276,576
Accumulated other comprehensive income	44	96
Accumulated deficit	(249,202)	(244,265)
Total stockholders’ equity	28,661	32,420
Total liabilities and stockholders’ equity	$32,350	$39,432

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$4,332	$5,156	$14,355	$11,276

Operating expenses:
Research and development	3,819	5,137	13,538	16,016
General and administrative	2,005	2,397	5,787	6,626
Total operating expenses	5,824	7,534	19,325	22,642

Loss from operations	(1,492)	(2,378)	(4,970)	(11,366)

Other income (expense):
Interest income, net of change in fair value of warrants	9	-	33	127
Other income (expense)	-	-	-	(31)
Total other income, net	9	-	33	96

Net loss	$(1,483)	$(2,378)	$(4,937)	$(11,270)

Net loss per share - basic and diluted	$(0.11)	$(0.18)	$(0.38)	$(0.90)

Weighted average shares outstanding - basic and diluted	12,918	12,903	12,917	12,591

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(1,483)	$(2,378)	$(4,937)	$(11,270)
Unrealized holding loss on securities available for sale	(35)	(14)	(52)	(26)

Comprehensive loss	$(1,518)	$(2,392)	$(4,989)	$(11,296)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2010	12,908	$13	$276,576	$96	$(244,265)	$32,420
Comprehensive loss:
Net loss	-	-	-	-	(4,937)	(4,937)
Unrealized change in investments, net	-	-	-	(52)	-	(52)
Common stock issued under stock benefit plans	10	-	37	-	-	37
Stock-based compensation	-	-	1,193	-	-	1,193
Balance, September 30, 2011	12,918	$13	$277,806	$44	$(249,202)	$28,661

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,937)	$(11,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	181
Non-cash charges for stock-based compensation	1,193	1,446
Change in fair value of warrant	(3)	(124)
Change in accounts receivable	508	(1,814)
Change in accounts payable and accrued expenses	(1,761)	(298)
Change in unearned revenue	(1,562)	1,966
Change in other assets and liabilities, net	(123)	39
Net cash used in operating activities	(6,510)	(9,874)

Cash flows from investing activities:
Purchases of property and equipment	(161)	(267)
Proceeds from maturities of marketable securities	23,413	-
Purchases of investment securities	(43,113)	-
Net cash used in investing activities	(19,861)	(267)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	37	35,153
Net cash provided by financing activities	37	35,153

Increase (decrease) in cash and cash equivalents	(26,334)	25,012
Beginning balance of cash and cash equivalents	35,002	10,887

Ending balance of cash and cash equivalents	$8,668	$35,899

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

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss, and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus type 2 (HSV-2), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).  Our technology is also being explored for vaccines against swine diseases.

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

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic alliances and research contract revenues and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board  (FASB) issued Accounting Standards Update  (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” (ASU 2009-13) amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification  (ASC) Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration under this pronouncement is based on management’s estimate of the selling price for undelivered items where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method,” (ASU 2010-17) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in ASU 2010-17 provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17  is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have historically followed the milestone method. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 amends certain fair value principles to improve comparability between GAAP and International Financial Reporting Standards regarding fair value measurements and disclosures. In addition, ASU 2011-04 requires entities to disclose, among others: (1) quantitative information about the significant unobservable inputs used for Level 3 measurements; (2) qualitative information regarding the sensitivity of Level 3 measurements to changes in related unobservable inputs and (3) the amounts of any transfers between Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers. ASU 2011-04 will become effective during interim and annual periods beginning after December 15, 2011. We are currently assessing what impact adoption of ASU 2011-04 may have on our financial statements.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on our financial statements.

Other new pronouncements issued but not effective until after September 30, 2011 are not expected to have a significant effect on our financial position or results of operations.

(2)	Fair Value Measurements

We apply the provisions of the FASB ASC Section 820 (formerly SFAS No. 157) “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 establishes a three-level hierarchy for fair value measurements.  The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at September 30, 2011 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets/Liabilities	Inputs	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$8,668	$8,668	$-	$-
Marketable securities	19,810	19,810	-	-
Total assets at fair value	$28,478	$28,478	$-	$-

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

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale.  Our marketable securities consist of corporate and agency bonds with maturities of less than six months and an equity investment in a publicly traded company.

The warrant liability has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 5. The warrant liability, related to the Kingsbridge warrants described in Note 5, has been classified within Level 2.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2011.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. Included in comprehensive loss was a net unrealized loss of $52,000 and $26,000 for the nine months ended September 30, 2011 and 2010, respectively.

(3)	Stock Benefit Plans

Our stockholders approved the 2011 Omnibus Incentive Plan (2011 Plan) in June 2011.  At September 30, 2011 there are 858,015 shares available for future issuance and 15,350 outstanding options under the 2011 Plan.  Options outstanding under the 2011 Plan at September 30, 2011 expire through 2021.

Stock options granted under the 2011 Plan generally have a contractual term of ten years. The Compensation Committee administers the 2011 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.

The 2011 Plan replaces the 2002 Stock Incentive Plan (2002 Plan), which was approved in June 2002 as the replacement for the 1993 Stock Incentive Plan (1993 Plan).  There are 1,000,621 outstanding options and 41,750 outstanding restricted stock awards under the 2002 Plan at September 30, 2011.  Options outstanding under the 2002 Plan at September 30, 2011 expire through 2021.  Restricted stock awards generally vest over a three-year term, with 50% vesting two years after issuance and 50% vesting three years after issuance.  In October 2011, 20,875 restricted stock units vested, the remainder will vest in October 2012. There are 7,250 outstanding options under the 1993 Plan at September 30, 2011 that will expire 2012.

In August 2003, GenVec and Diacrin consummated a business combination under which we acquired Diacrin through an exchange of stock. Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin under its 1997 Stock Option Plan (1997 Plan). As of September 30, 2011, awards outstanding under the 1997 Plan were 3,058 shares. Option holders will receive newly issued shares of our common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at September 30, 2011 expire through 2012.

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock awards and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award.

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Research and development	$301	$337	$835	$1,041
General and administrative	131	140	358	405
	$432	$477	$1,193	$1,446

The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2011 and 2010 were $4.06 and $15.53, respectively.  The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2011 and 2010 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010

Risk-free interest rate	2.09%	2.40%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.62%	90.08%
Expected life (years)	5.66	5.85

The volatility assumption for 2011 and 2010 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.66 years and 5.85 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants ranging from 0.25% to 2.30% for the nine months ended September 30, 2011 and 1.39% to 2.65% for the nine months ended September 30, 2010.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2010	822	$18.00
Granted	257	6.12
Exercised	(1)	4.10
Forfeited	(26)	14.52
Expired	(26)	31.27
Stock options outstanding at September 30, 2011	1,026	$14.80	6.80	$-
Vested or expected to vest at September 30, 2011	963	$15.17	6.66	$-
Exercisable at September 30, 2011	661	$17.56	5.76	$-

Unrecognized stock-based compensation related to stock options was approximately $2.4 million as of September 30, 2011. This amount is expected to be expensed over a weighted average period of 2.5 years.  We realized proceeds of $3,000 from options exercised during the nine months ended September 30, 2011 and proceeds of $106,000 during the nine months ended September 30, 2010.

The following table summarizes information about our stock options outstanding at September 30, 2011:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	422	8.54	$5.10	161	$4.90
$10.01 - $30.00	533	6.06	19.96	429	19.66
$30.01 - $40.00	62	1.93	32.46	62	32.46
$40.01 - $50.00	9	2.91	40.97	9	40.97
	1,026	6.80	$14.80	661	$17.56

In October 2009, the Company issued 50,000 restricted shares of common stock under the 2002 Plan.  The following table summarizes the status of the Company’s non-vested restricted stock as of September 30, 2011:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Shares	Fair Value	Value

Non-vested restricted stock at December 31, 2010	43	$7.90
Granted	-	-
Exercised	-	-
Cancelled	(1)	7.90

Non-vested restricted stock at September 30, 2011	42	$7.90	$330

Expected to vest at September 30, 2011	36	$7.90	$284

Restricted stock awards granted are scheduled to vest 50 percent two years after the date of grant and 50 percent three years after the date of grant.  The cost of the grant is charged to operations over the vesting period.  At September 30, 2011, the weighted average remaining term of non-vested restricted stock was 1.0 year.  In October 2011, 50 percent of the outstanding awards vested.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.

Unrecognized stock-based compensation related to restricted stock awards was approximately $0.2 million as of September 30, 2011. This amount is expected to be expensed over a period of 1.0 year.

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2011 and 2010 approximately 703,000 and 585,000 common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.4 million and 1.4 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive due to our net loss incurred during the periods presented.

(5)	Stockholders’ Equity

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a 3-year period, subject to certain conditions and limitations.  The CEFF expired on March 15, 2009.  Prior to the expiration of the CEFF on March 15, 2009, we sold 328,483 shares of common stock to Kingsbridge in the aggregate for gross proceeds of $6.5 million.  As part of the arrangement, we issued a warrant to Kingsbridge to purchase 52,000 shares of our common stock at an exercise price equal to $26.70 per share.  The warrant became exercisable on September 15, 2006 and expired on September 15, 2011.  Prior to its expiration, we had classified the warrant as a current liability with a fair value determined under a Black-Scholes pricing model.  Changes in fair value were recorded against operations in the reporting period in which they occurred; increases and decreases in fair value were recorded to interest expense.  During the nine months ending September 30, 2011, we recorded income of $3,000 due to the change in fair value of the warrant.

The table below sets forth the outstanding warrants to purchase shares of common stock as of September 30, 2011:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

June 2008	220,383	$20.16	6/11/2013	Exercisable
May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,351,922

During the nine months ended September 30, 2011, no warrants were exercised.

On September 7, 2011, the Company’s prior Stockholder Rights Agreement expired. In August 2011, the Company’s Board of Directors adopted a new Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, to be effective on September 7, 2011 upon expiration of the prior Stockholder Rights Agreement. The new Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011.  Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable.  In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock.   The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.  The Rights will at no time have any voting rights.  The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement.  There was no Series B Junior Participating Preferred Stock issued or outstanding as of September 30, 2011.

(6)	Collaborative Agreement

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance.  The upfront non-refundable fee will be recognized ratably over the term of the two-year research and collaboration term of the Agreement. Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock.  In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we were eligible to receive up to $206.6 million in milestone payments in addition to royalties on future sales, if any.  During the three months ended September 30, 2011 and 2010 we recognized $466,000 and $466,000 of the upfront payment and $610,000 and $386,000 for research performed under this Agreement, respectively. During the nine months ended September 30, 2011 and 2010 we recognized $1,398,000 and $1,321,000 of the upfront payment and $1,389,000 and $973,000 for research performed under this Agreement, respectively.

In September 2010, we achieved the first milestone in our collaboration with Novartis.  The $300,000 milestone was triggered by the successful completion of certain preclinical development activities.  If certain additional clinical, regulatory, and sales milestones are met, we are eligible to receive up to $206.3 million in additional milestone payments.

In August 2010, we signed an additional agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders.  Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates.  During the three and nine month periods ended September 30, 2011 we recognized $1.3 million and $5.1 million, respectively, for services performed under this agreement. During the three month and nine month periods ended September 30, 2010, we recognized $2.0 million for services performed under this agreement.

In December 2010, we entered into a collaboration with Merial to develop and commercialize our proprietary vaccine technology for use against foot-and-mouth disease (FMD). Merial is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. We will receive development milestones and royalties on sales. There was $0 and $58,000 of revenue recognized under this contract during the three month and nine month periods ended September 30, 2011.

In April 2011, we expanded our collaboration with Merial and entered into a separate collaboration agreement.  Under this new agreement and program, Merial has the right to evaluate GenVec technology for applications in other areas of animal health.  Merial has elected to start the program using our technology to target swine diseases.  There was $150,000 of revenue recognized under this contract during the nine months ended September 30, 2011.

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss, and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus type 2 (HSV-2), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD). Our technology is also being explored for vaccines against swine diseases.

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

FINANCIAL OVERVIEW FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Results of Operations

GenVec’s net loss was $1.5 million (or $0.11 per share) on revenues of $4.3 million for the three months ended September 30, 2011.  This compares to a net loss of $2.4 million (or $0.18 per share) on revenues of $5.2 million in the same period in the prior year. GenVec’s net loss was $4.9 million (or $0.38 per share) on revenues of $14.4 million for the nine months ended September 30, 2011.  This compares to a net loss of $11.3 million (or $0.90 per share) on revenues of $11.3 million for the nine months ended September 30, 2010. Included in our net loss for the first nine months of 2011 was stock-based compensation expense of $1.2 million as compared to $1.4 million for the same period in the prior year. GenVec ended the third quarter of 2011 with $28.5 million in cash, cash equivalents, and short-term investments.  All per share information presented gives effect to the Reverse Stock Split, described below.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2011 were $4.3 million and $14.4 million, respectively, which represent a  decrease of 16 percent and an increase of 27 percent, respectively, as compared to $5.2 million and $11.3 million, respectively, in the comparable prior year periods.

Revenues for the three-month and nine-month periods ended September 30, 2011 were primarily derived from the collaboration with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Revenue has also been derived from the Company’s funded research and development programs with the U.S. Department of Homeland Security (DHS), Merial, the National Institute of Allergy and Infectious Diseases (NIAID), and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and HSV-2.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. At the time of entering into the Agreement, we received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance.  The upfront non-refundable fee will be recognized ratably over the term of the two-year research and collaboration term of the Agreement.  We will recognize revenue of $3.7 million from the non-refundable upfront license fee over the term of the Agreement, which reflects a discount of $1.3 million as a result of the difference between the issuance price and the fair value of the common stock issued to Novartis.  In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. If certain clinical, regulatory, and sales milestones are met, we were eligible, at the inception of the Agreement, to receive up to $206.6 million in milestone payments in addition to royalties on future sales, if any.  In September 2010, we achieved the first milestone and received payment of $300,000, which was triggered by the successful completion of certain preclinical development activities.  During the three-month and nine-month periods ended September 30, 2011 we recognized $466,000 and $1,398,000, respectively, of the upfront payment and $610,000 and $1,389,000 for research performed under this Agreement. During the three and nine month periods ended September 30, 2010 we recognized $466,000 and $1,321,000, respectively of the upfront payment and $386,000 and $973,000, respectively, for research performed under the Agreement.

In August 2010, we signed an additional agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders.  Under this agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates.  During the three-month and nine-month periods ended September 30, 2011 we recognized $1.3 million and $5.1 million, respectively, for services performed under this agreement. During the three-month and nine-month periods ended September 30, 2010 we recognized $2.0 million for services performed under this agreement.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against foot-and-mouth disease (FMD). Under this new contract, GenVec is eligible to receive up to $3.8 million in program funding the first year and up to an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. In June 2010 the DHS exercised its renewal option for 2011 funding under this agreement for an additional $0.7 million. During the three and nine month periods ended September 30, 2011 we recognized $441,000 and $1.5 million, respectively, for services performed under this agreement.   There was $292,000 and $327,000 of revenue recognized respectively, under this contract during the three and nine month periods ended September 30, 2010.

In December 2010, we entered into a collaboration with Merial to develop and commercialize our proprietary vaccine technology for use against FMD. Merial is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. We will receive development milestones and royalties on sales. There was $58,000 of revenue recognized under this contract during the nine month period ended September 30, 2011.

In April 2011, we expanded our collaboration with Merial and entered into a separate collaboration agreement.  Under this new agreement and program, Merial has the right to evaluate GenVec technology for applications in other areas of animal health.  Merial has elected to start the program using our technology to target swine diseases.  There was $150,000 of revenue recognized under this contract during the nine months ended September 30, 2011.

Revenues recognized under our various funded research projects for the three-month and nine-month periods ended September 30, 2011 and 2010 are as follows: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Program	2011	2010	2011	2010

Hearing loss and balance disorders	$2,407	$3,183	$7,876	$4,636
Animal Health	936	591	2,844	1,655
HIV	446	855	1,942	3,340
Malaria	119	38	360	373
Other	424	489	1,333	1,272

Total	$4,332	$5,156	$14,355	$11,276

The decrease for the three-month period ended September 30, 2011 as compared to the comparable period in 2010 is primarily due to a $0.8 million decrease in revenue from our collaboration with Novartis related to the timing of manufacturing activities and efforts in 2011; and a $0.4 million decrease in revenue due to decreased work scope in our HIV program. Partially offsetting these decreases are increased revenue associated with our animal health program of $0.3 million due to increased work scope with DHS.

The increase for the nine-month period ended September 30, 2011 is primarily due to higher revenue under the Novartis agreements of $3.2 million.  The variance is due to increased work scope related to the timing of manufacturing activities and efforts in 2011 as compared to the 2010 period.  In addition, revenue associated with our animal health program has increased $1.2 million due to increased work scope with DHS and licensing revenue and work performed under the Merial agreements.  Partially offsetting these increases is decreased revenue associated with our HIV program of $1.4 million as compared to the comparable prior year period due to decreased work scope.

Expenses

Operating expenses were $5.8 million and $19.3 million for the three and nine month periods ended September 30, 2011, respectively, which represent decreases of 23 percent and 15 percent as compared to $7.5 million and $22.6 million in the comparable prior year periods.

Research and development expenses for the three and nine month periods ended September 30, 2011 decreased 26 percent and 15 percent to $3.8 million and $13.5 million, respectively, as compared to $5.1 million and $16.0 million for the comparable prior year periods. The decreases in expenses in both the three and nine month periods are primarily due to lower clinical costs as a result of the termination of our TNFerade clinical trial (PACT trial).  In both periods we experienced lower personnel and outside costs than in the comparable prior year periods. In the three-month period ended September 30, 2011, we also experiences lower manufacturing costs related to our hearing program as compared to the comparable period in 2010. In the nine month period ended September 30, 2011, these decreases are partially offset by increased manufacturing costs for our foot and mouth disease and hearing loss programs as compared to the comparable period in 2010. Additionally, stock-based compensation expense allocated to research and development decreased $36,000 and $206,000 for the three and nine month periods as compared to the comparable prior year periods.

General and administrative expense for the three and nine month periods ended September 30, 2011 decreased 16 percent and 13 percent, respectively, to $2.0 million and $5.8 million as compared to $2.4 million and $6.6 million for the comparable prior year periods.  The decrease in expense during both the three and nine month periods ended September 30, 2011 is due to lower personnel costs as compared to the comparable periods in 2010.   In addition during the nine month period ended September 30, 2011 we incurred lower professional costs as compared to the same period in 2010.  Stock-based compensation expense allocated to general and administrative expenses, which is included in the personnel costs, decreased $9,000 and $47,000, respectively for the three and nine month periods ended September 30, 2011 as compared to the comparable periods in 2010.

Other Income (Expense)

Total other income increased by $9,000 for the three-month period ended September 30, 2011 due to higher interest income on our investments due mainly to higher yields earned in 2011 as compared to the comparable prior year period.

Total other income, net was $96,000 for the nine months ended September 30, 2010. This was composed of a $122,000 decrease in fair value of warrants partially offset by $31,000 of expense for the remaining costs associated with the shelf registration statement in 2010. Total other income, net was $33,000 for the nine months ended September 30, 2011 and represents interest income on our investments.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of September 30, 2011 we have an accumulated deficit of $249.2 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. Notwithstanding our efforts to pursue collaborative arrangements, these activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2011, cash, cash equivalents and short-term investments totaled $28.5 million as compared to $35.2 million at December 31, 2010.

For the nine months ended September 30, 2011, we used $6.5 million of cash for operating activities principally to fund our operating loss of $4.9 million. This  net loss included approximately $175,000 of non-cash depreciation and amortization and $1.2 million of non-cash stock compensation expense.  In addition, there was a net decrease in unearned revenue of $1.6 million, due mainly to the Novartis agreement, and a decrease in accounts payable and accrued expenses of $1.8 million.  Net cash was used primarily for the advancement of our internally funded research programs, the termination activities associated with our PACT trial, and general and administrative activities.

Net cash used in investing activities during the nine months ended September 30, 2011 was $19.9 million. This consisted of $19.7 million of cash used to purchase investment securities, net during the period and $161,000 of cash used for the purchase of laboratory and office equipment.

Net cash provided by financing activities during the nine months ended September 30, 2011 was $37,000, from the issuance of common stock under our Employee Stock Purchase Plan.

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

On February 1, 2010, we completed a registered direct offering to various investors of 1,400,000 shares of common stock and warrants to purchase 420,000 shares of common stock. Proceeds of this offering, net of offering costs, totaled $26.1 million. There were no warrants that were issued in connection with this transaction that were exercised as of September 30, 2011.

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

As a result of the reverse stock split, described below, the bid price of our common stock increased, and on May 4, 2011, NASDAQ notified us that we regained compliance with the minimum bid price requirement.

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

On September 7, 2011, the Company’s prior Stockholder Rights Agreement expired. In August 2011, the Company’s Board of Directors adopted a new Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, to be effective on September 7, 2011 upon expiration of the prior Stockholder Rights Agreement. The new Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011.  Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable.  In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock.   The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.  The Rights will at no time have any voting rights.  The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement.  There was no Series B Junior Participating Preferred Stock issued or outstanding as of September 30, 2011.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities, and our success in establishing collaborative arrangements with third parties. We currently estimate we will use approximately $6.0 million to $8.0 million of cash in the 12 months ending September 30, 2012. Our estimate includes approximately $1.1 million in contractual obligations as well as $0.3 million for capital expenditures. Based on this estimate we believe we have sufficient resources to fund our operations for at least 36 months from the balance sheet date.

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” (ASU 2009-13) amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration under this pronouncement is based on management’s estimate of the selling price for undelivered items where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method,” (ASU 2010-17) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in ASU 2010-17 provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have historically followed the milestone method. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 amends certain fair value principles to improve comparability between GAAP and International Financial Reporting Standards regarding fair value measurements and disclosures. In addition, ASU 2011-04 requires entities to disclose, among others: (1) quantitative information about the significant unobservable inputs used for Level 3 measurements; (2) qualitative information regarding the sensitivity of Level 3 measurements to changes in related unobservable inputs and (3) the amounts of any transfers between Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers. ASU 2011-04 will become effective during interim and annual periods beginning after December 15, 2011. We are currently assessing what impact adoption of ASU 2011-04 may have on our financial statements.

In June 2011FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on our financial statements.

Other new pronouncements issued but not effective until after September 30, 2011 are not expected to have a significant effect on our financial position or results of operations.

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

As of September 30, 2011, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of September 30, 2011, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.       RISK FACTORS

None

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          (REMOVED AND RESERVED)

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

3.1
Certificate of Designation of Series B Junior Participating Preferred Stock (Incorporated by reference from the Company’s Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on August 12, 2011).

3.2	Certificate of Elimination of Series A Junior Participating Preferred Stock.

4.1
Rights Agreement, dated as of August 11, 2011, by and between GenVec, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (Incorporated by reference from the Company’s Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on August 12, 2011).

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

GENVEC, INC.
(Registrant)

Date: November 9, 2011	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Senior Vice President, Chief Financial Officer,
Treasurer, and Corporate Secretary