Form 10-K
period 2011-12-31
GENVEC INC
filed 2012-03-15
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.Yes ☐ No ☒

As of June 30, 2011 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of such stock as reported by the NASDAQ Global Market on such date, was $41,592,979. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2011 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 29, 2012 there were 12,958,009 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	Our product candidates being in the early stages of development;
•	Our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;
•	Uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;
•	The timing, amount, and availability of revenues from our government-funded vaccine programs;
•	The timing and content of future Food and Drug Administration (FDA) regulatory actions related to us, our product candidates, or our collaborators;
•	Our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations, and our ability to lower our operating costs; and
•	The scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have programs with the U.S. Naval Medical Research Center (NMRC) to develop vaccines for dengue fever and malaria. In addition, we have provided vaccine candidates to the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) against HIV. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

On April 19, 2011, the Company effected a reverse stock split of its outstanding common stock at a ratio of one-for-ten, whereby each ten shares of common stock were combined into one share of common stock (the “Reverse Stock Split”). All numbers in this Annual Report have been revised to reflect the Reverse Stock Split.

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of this Annual Report on Form 10-K. The description of our business in this Annual Report on Form 10-K should be read in conjunction with the information in Item 1A and the Financial Statements found under Item 8 of Part II of this Annual Report on Form 10-K, which includes additional financial information about our total assets, revenue, measures of profit and loss, and financial information.

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

Entering into new collaborations to support the development of our pipeline of products.  We are engaged in seeking strategic collaborations and partnerships to further develop and potentially commercialize our therapeutic and vaccine product candidates. In December 2010, we announced a collaboration with Merial to develop vaccines against FMD utilizing our technology. We intend to seek corporate partnerships in the following programs:

•	Vaccine against RSV, which is the most common viral cause of lower respiratory infections in infants and young children.
•	Vaccine against HSV, which is the virus responsible for most cases of genital herpes.
•	Other applications of our technology.

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

Minimizing our cash burn rate and reducing the need for additional equity financing.  We intend to further develop our product candidates and technology through collaborations and selective deployment of our resources in a prudent manner. We believe this strategy will allow us to advance our programs without the use of substantial additional capital and will insulate us from fluctuating capital raising conditions.

THERAPEUTIC PRODUCT DEVELOPMENT PROGRAMS

Hearing and Balance Disorders.  In a collaboration with Novartis, our hearing and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, an atonal gene (Atoh1) induces the generation of these cells. In multiple animal models we have demonstrated formation of new inner ear sensory hair cells and the restoration of hearing and balance function using our technology to deliver the Atoh1 gene to the inner ear. There are currently no marketed drug therapies in the U.S. to treat hearing loss or balance disorders. Hearing loss affects approximately 31 million people in the U.S. alone. Treatment is often limited to hearing aids which enjoy only a 30% penetration into this market and low rates of patient satisfaction.

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

In August 2010, we entered into an additional agreement with Novartis, for the supply of services relating to development materials in connection with our collaboration in hearing loss and balance disorders. Under this additional agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead product candidates. In 2010, we recognized approximately $4.4 million for services performed under this agreement. In 2011, we recognized approximately $6.0 million for services performed under this agreement.

In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities.

In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities.

In January 2012, we announced that we had extended our Research Collaboration and License Agreement with Novartis. Under the extension, Novartis will fund research at GenVec through January 2013 to support this program.

VACCINE DEVELOPMENT PROGRAMS

In addition to our therapeutic product development programs, we are working with collaborators to develop vaccines using our adenovector technology. We are currently developing preventative vaccines, including RSV, HSV, dengue fever, and malaria.

Respiratory Syncytial Virus.  We are developing vaccines against RSV, the single most important viral cause of lower respiratory infections in infants and young children. According to the World Health Organization, nearly all U.S. children have been infected with RSV by two years of age. Although RSV infection usually produces cold-like symptoms, the infection can result in severe lower respiratory tract infection, which causes up to 130,000 pediatric hospitalizations per year in the U.S. RSV also causes repeated infections throughout life, placing the elderly and individuals with compromised immune systems and people with cardiac or pulmonary complications at risk for severe disease. Among the institutionalized elderly, it is estimated there are about 15,000 deaths annually from RSV. In March 2007, we entered into a Collaborative Research and Development Agreement (CRADA) with the NIAID to develop vaccines for the prevention and treatment of RSV. This three-year CRADA was renewed in July 2010 for a second three-year term. Initial vaccine candidates are in preclinical testing. In May 2008, we received a $600,000 Small Business Innovation and Research (SBIR) grant from the NIH to support work under this program. Work under this grant was completed in April 2011. GenVec continues to perform self-funded research to advance this program.

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

HSV.  We are developing vaccines for the prevention and treatment of HSV including HSV type 2 (HSV-2) the virus responsible for most cases of genital herpes. In the United States, HSV-2 infects some 1.6 million new people per year, with approximately 500,000 of those suffering from disease symptoms. At least 40 million people in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. All HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care, their inconvenience, cumulative cost and potential for drug resistance further underscore the need for safe, new approaches to reducing HSV-2 lesions, virus shedding, and transmission. Estimated costs of treating HSV in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care. In March 2008, we received a $600,000 Phase 1 SBIR grant from the NIH for our HSV program. This grant supported work conducted in a collaborative effort by GenVec, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington. We completed work under this grant in February 2011. GenVec continues to perform self-funded research to advance this program.

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

We have entered into the following agreements related to our dengue fever vaccine program:

•	U.S. Naval Medical Research Center. In January 2011, we entered into a collaboration with the NMRC through a CRADA to support their dengue fever vaccine research. Under this agreement, NMRC will be responsible for pre-clinical animal studies of vaccines, designed and manufactured by GenVec, including studies in non-human primates.
•	Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. In January 2011, we signed a one-year, $530,000 agreement with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. to fund the development and preparation of vaccines against dengue fever. Under the agreement, GenVec designed vaccine candidates that utilize GenVec’s adenovector technology and manufactured these vaccine candidates utilizing GenVec’s proprietary cell line.

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

In April 2008, we received a SBIR grant from the NIAID to support our malaria vaccine program. This grant, valued at approximately $600,000, is being used to develop enhancements to our vectors for vaccine applications against malaria. We are currently performing work under this grant and we are expecting work to continue through March 2012. In July 2009, we received a grant from the NIAID, valued at approximately $600,000 to identify new antigens for malaria vaccine development. We are currently performing work under this grant and we are expecting work to continue through June 2012.

We have entered into the following agreements related to our malaria vaccine program:

•	U.S Naval Medical Research Center. In January 2003, we entered into a collaboration with the NMRC, which included a CRADA and a two-year, $1.9 million contract to develop and construct vaccines against malaria and dengue fever using our proprietary adenovector technologies and production cell line. Under the CRADA, NMRC has provided us with optimized malaria genes to be used in the development of the adenovector-based vaccines as well as providing preclinical evaluation of the vaccine candidates.

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

•	U.S. Military Malaria Vaccine Program. In September 2007, we entered into a CRADA with the U.S. Military Malaria Vaccine Program at the Walter Reed Army Institute of Research and the NMRC for the development and preclinical testing of a malaria vaccine candidate against Plasmodium vivax (P. vivax). More than 50% of malaria cases in U.S. military personnel are caused by P. vivax, which is debilitating upon primary infection and can cause recurrent illness years after infection occurs. This malaria strain has a significant negative impact on world economic productivity and is a major threat to military preparedness. In addition to the CRADA, we signed a one-year, $247,000 contract with the Department of Defense to construct and test the adenovector-based vaccine against P. vivax. Work under this agreement was completed in 2008.
•	PATH’s Malaria Vaccine Initiative. In March 2004, we signed a two-year, $2.6 million Collaborative Research Development and Supply Agreement with PATH’s (Program for Appropriate Technology in Health Malaria Vaccine Initiative (MVI) for the development, production, and evaluation of vaccines against malaria. Under the contract, we were responsible for constructing adenovector-based vaccine candidates using our proprietary cell line and second-generation adenovector technology. The contract included $547,000 for work to be performed under a separate CRADA with the NMRC. Under the CRADA, the NMRC provided us with optimized malaria genes to be used in the development of the adenovector vaccines as well as provide preclinical evaluation of the vaccine candidates. In August 2006, contract funding for the Collaborative Research Development and Supply Agreement was increased to $3.2 million and the term was extended through August 2007. In May 2007, we amended and extended our existing Collaborative Research, Development, and Supply Agreement with MVI. The amendment included up to $750,000 in additional funding in 2007 to continue advancing a new multivalent malaria vaccine toward clinical evaluation.

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

Global HIV Vaccine.  With our collaborators we are developing and have provided adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The Vaccine Research Center (VRC) at the NIAID has completed multiple Phase 1 and Phase 2a clinical trials involving this vaccine candidate, including an international, 480-subject study.

The VRC has completed multiple Phase 1 and Phase 2a clinical trials involving this vaccine candidate. The vaccine is currently being tested in a Phase IIb study, HVTN 505. HVTN 505 is testing the safety and efficacy of a two-part HIV vaccine regimen consisting of one vaccine designed to prime the immune system followed by another vaccine designed to boost the immune response. The study was initiated in June of 2009 and expanded in August 2011. As of July 2011, 1,173 participants had been enrolled of the planned 1,350 and the trial was expanded by increasing enrollment to 2,200 participants. The study was expanded to determine whether the experimental vaccine regimen is at least 50 percent effective at preventing HIV acquisition during the 18 months following immunization. A secondary goal is to determine whether the vaccine regimen decreases the amount of virus in the blood of vaccine recipients who later become infected with HIV. GenVec manufactured the adenovirus vector component utilized as the boost vaccine for this trial.

We have entered into the following agreements related to our HIV vaccine program:

In November 2009, we entered into a new contract with SAIC continuing a relationship that began in 2001 for the development of influenza and HIV vaccines pursuant to SAIC’s prime grant from the National Cancer Institute. This continued work under a program that began with SAIC in 2001. Work under this contract included generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. In September 2011 SAIC executed its second option period (year three) under which we will be eligible to receive approximately $1.3 million for work performed during the option period. Under the contract, GenVec is eligible to receive up to $22.8 million under the contract, of which $7.9 million has been authorized. There is no assurance that work will be requested in future periods.

In September 2006, we entered into an additional agreement directly with the NIAID that initially provided up to $52 million over five years, consisting of a base year and four option years. The agreement provided for an initial $7 million commitment with an additional $45 million remaining if the NIAID exercised its annual renewal options in full. Under the agreement, we support the transfer of our manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further clinical grade HIV vaccine production. We also received funding for the continued development of next-generation HIV vaccine candidates. In connection with the agreement, we granted the NIAID a non-exclusive research license for our proprietary adenovector, production cell line, manufacturing process, and formulation technologies for HIV vaccines. Work was completed under this contract in September 2011.

ANIMAL HEALTH PRODUCT DEVELOPMENT PROGRAM

We are exploring applications of our technology to treat and prevent diseases for livestock and other animals. With our collaborators, we are developing vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks. FMD is a highly contagious viral disease affecting cows and other animals with cloven hooves. Our novel FMD vaccine approach utilizes our proprietary adenovector technology and is manufactured on a proprietary GenVec cell line that is capable of producing antigens without the use of highly contagious FMD virus. Because the vaccine is produced without using killed virus materials, it can be produced cost effectively in the U.S. and around the world. While the United States has not had an outbreak of FMD since 1929, the highly contagious nature of FMD, and the grave economic consequences of an outbreak, has made developing a vaccine and anti-viral candidates a high priority of the U.S. government. Initial testing with a vaccine against FMD showed that inoculated cattle challenged with the virus causing FMD did not develop symptoms. A field safety study, initiated in the fourth quarter of 2011, has been completed and we anticipate a conditional license application for a FMD vaccine will be completed in 2012.

We have entered into the following agreements related to our FMD vaccine program:

•	Merial. In December 2010, we entered into a collaboration with Merial to develop and commercialize our proprietary vaccine technology for use against FMD. Merial is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. We will receive development milestones and royalties on sales. In May 2011, we entered into a second agreement with Merial. Under the agreement, Merial has the right to evaluate GenVec technology for applications in other areas of animal health. Merial has elected to start the program using GenVec technology to target swine diseases.
•	U.S. Department of Homeland Security. In January 2007, we signed a three-year contract with the DHS to support the development and manufacture of novel adenovector-based vaccines against FMD. Under the agreement, we received $6.0 million in 2007 for program funding for the first year and had the possibility to receive up to $15.1 million over three years if the DHS exercised its renewal options under the contract.

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

In January 2010 the term of the agreement was extended to December 31, 2010. In September 2010 the agreement was extended to May 31, 2011 and provided additional funding bringing the total value of the contract to $20.8 million.

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

•	U.S. Department of Agriculture. In August 2004, we signed a one-year, $304,000 cooperative agreement with the USDA for the development of vaccine candidates against FMD. In March 2006, we received a 20-month, $1.7 million extension of our agreement with the USDA, which was funded through an interagency agreement by the DHS. The purpose of the agreement is to further advance the development of our proprietary cell line and adenovector technology for the generation of countermeasure vaccines and anti-viral agents to prevent the spread of FMD. This agreement was completed in December 2007.

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

Proprietary Cell Lines.  We have developed a proprietary production cell line 293-ORF6, which supports the growth of adenovectors. We have developed 293-ORF6 cells and a modification of these cells, M2A, to meet the needs for manufacture of our therapeutic and vaccine products. M2A cells have been developed to produce vectors, in particular vaccine vectors, that express antigens or proteins that interfere with the growth of the vector. In August 2009, we received a Phase 2 SBIR grant from the NIAID to support the development of our cell line and vector production technology. This grant is valued at approximately $2.5 million over three years.

RESEARCH AND DEVELOPMENT

As a biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $17.4 million, $20.9 million, and $24.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. These expenses were divided between our research and development platforms in the following manner:

	Year ended December 31,
(in millions)	2011	2010	2009
TNFerade(1)	$2.2	$8.1	$13.5
Vaccines	6.3	6.5	10.4
Hearing	8.4	6.1	0.5
Other Clinical Programs	0.5	0.2	0.3
Total	$17.4	$20.9	$24.7

(1)	On March 29, 2010, we announced that we discontinued our Phase 3 clinical study of TNFerade in patients with locally advanced pancreatic cancer because an interim analysis of clinical data indicated that the trial would not meet its primary endpoint. Expenses in 2011 consist of wind-down costs with respect to TNFerade matters.

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

Patent Rights and Licenses.  We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2011, we hold or have licenses to 204 issued, allowed, or pending patents worldwide, 65 of which are issued or allowed in the U.S. These patents and patent applications pertain to (the composition of matter of our vectors), genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing, and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.

Hearing Loss Program.  We have licensed the Atoh1 gene from the Baylor College of Medicine. This license is worldwide and is exclusive for gene therapy applications. We licensed our rights to this gene to Novartis as part of our worldwide collaboration with Novartis to develop treatments for hearing loss and balance disorders.

Targeted Vectors.  We have issued patents expiring beginning in 2014 and pending patent applications covering our technology that allow for the delivery of genes in adenovectors to essentially all cell types, as well as our targeted vectors, which are designed for the purpose of creating product candidates that deliver genes in adenovectors only to selected cells. We are aware, however, of issued patents and pending patent applications of third parties relating to such vectors. It could be alleged that our targeted vectors conflict with such existing or future patents. In May 1998, we entered into an Amended and Restated Exclusive License Agreement with the Cornell Research Foundation, which was subsequently amended. Pursuant to the Cornell agreement we license certain proteins, genes, gene vectors and similar biological materials that relate to our adenovector platform. We are obligated to pay Cornell a yearly maintenance fee of $50,000 (creditable against any royalties payable in that year). No royalty payments have been made to date, and prior to commercialization of a licensed product, we have no royalty obligations to Cornell. The Cornell agreement may be terminated by Cornell or by us in the event of an uncured material breach by the other party or by us for any reason with prior written notice. The Cornell agreement continues in full force until the expiration of all patents or applications covered thereby, unless otherwise terminated. The latest expiring patent under the Cornell agreement expires on July 31, 2020.

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

Production, Purification, Quality Assessment, and Formulation Technology.  We hold issued patents expiring beginning in 2019 and have pending patent applications pertaining to the production, purification, quality assessment, and formulation of our product candidates. In particular, we hold issued patents covering the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization, and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped, and used. We are aware, however, of issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment, and formulation technology. It could be alleged that our production, purification, quality assessment, and formulation technology conflict with such existing or future patents.

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

Manufacturing Strategy.  We rely on third-party manufacturers for cGMP production of our product candidates for clinical trials and commercialization. We have significant experience working with contract manufacturers and we have successfully transferred our manufacturing process to several collaborators and contract manufacturers. Our research and development facility is located in Gaithersburg, Maryland where we have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and characterization methods for our product candidates. We believe many of the production and assay technologies developed for our now discontinued TNFerade clinical study, and those developed under our HIV vaccine contract with NIH, are suitable for our other product development programs.

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

OUR COMPETITION

Competition in the discovery and development of new methods for treating and preventing disease is intense. We face, and will continue to face, intense and substantial competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies both in the U.S. and abroad. We face significant competition from organizations pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations developing pharmaceuticals that are competitive with our potential therapeutic and vaccine product candidates.

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

Hearing Loss and Balance Disorders.  Currently the market for hearing loss treatments is dominated by devices; hearing aids or cochlear implants are the current standard of care. There are no FDA-approved drug therapies. Several biotechnology companies have announced research programs into drug or cell therapies for either the restoration of function or for the protection of hearing function. Quark Pharmaceuticals and Sound Pharmaceuticals have begun Phase 1 trials. Auris Medical is in Phase IIb development of a treatment for acute sensorineural hearing loss.

RSV.  Medimmune, a subsidiary of Astra Zeneca and the manufacturer of Synagis®, has two vaccine candidates in Phase 1/2a clinical testing. Sanofi has conducted Phase 1 and Phase 2 clinical trials with RSV vaccine candidates. Bavarian Nordic and Crucell, in partnership with Johnson & Johnson, have both announced that they have preclinical programs targeting an RSV vaccine. Biotech companies such as AlphaVax, Genocea, NanoBio, and Okairos have also announced preclinical development programs for RSV vaccines, while Novavax reported results from a Phase 1 clinical trial in 2011.

Dengue fever.  Sanofi is currently testing a tetravalent candidate in a Phase 2b trial and GSK is testing a live, attenuated tetravalent vaccine in Phase 2 trials. Merck & Co., Inc. acquired the dengue fever vaccine assets of Hawaii Biotech, which is in Phase 1 testing, and is a tetravalent subunit vaccine. In addition, the NIH has two Phase 1 programs using separate live, attenuated product candidates.

FMD.  In 2008, global FMD vaccine sales were $460 million, which represented between 750 – 800 million doses of vaccine, and are the largest segment in the veterinary biological market. Manufacturers include Merial, Intervet, Bayer, Indian Immunologicals, and other local vaccine producers around the world. In 2008, total sales of all livestock biologicals (all vaccines for cattle, swine and sheep) were $2.4 billion.

Malaria.  There are currently no vaccines approved for the prevention of malaria. The most advanced clinical candidate is GSK’s RTS,S vaccine, which is composed of an antigen and an adjuvant. Other malaria vaccines are currently under development by Sanofi, Crucell, Genocea, Sanaria and Okairos.

HIV.  There are currently no vaccines approved for the prevention of HIV infection. The most advanced clinical candidate is a prime-boost vaccine being tested by the U.S. Military that lowered the rate of HIV infection by 31.2% compared with placebo in a Phase 3 trial in Thailand. This vaccine regimen combines a canary pox vector manufactured by Sanofi Pasteur prime vaccination with a boost from a separate protein subunit product that was manufactured by VaxGen.

HSV.  HSV vaccines are currently under development by biotech companies including Genocea, Vical, Alphavax and Juvaris. In September 2010, GSK Bio halted development of its product candidate that was in a Phase 3 trial.

GOVERNMENT REGULATION

Regulation of Biologic Products.  The research, development, testing, manufacture, quality, safety, effectiveness, labeling, packaging, storage, approval, distribution, marketing, advertising, and promotion of any biologic products developed by us or our collaborators are subject to regulation by federal, state, local, and foreign governmental authorities. In the U.S., new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biologic products, such as therapeutic products and vaccines, are subject to regulation both under provisions of that Act and under the Public Health Service Act. The process of obtaining FDA approval for a new product is costly and time-consuming, and the outcome is not guaranteed. If approved, drug products are subject to ongoing regulation, and maintaining compliance with appropriate federal, state, local, and foreign statutes and regulations will require the expenditure of substantial time and financial resources.

Biologic Product Candidates for Human Health

The steps required before our proposed investigational biologic products may be marketed in the U.S. (other than for veterinary biologics, including our FMD vaccine product candidate, which are discussed below), include:

•	Performance of preclinical (animal and laboratory) tests;
•	Submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical trials may commence;
•	Performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product in the intended target population for each indication for which approval is sought;
•	Performance of a consistent and reproducible manufacturing process intended for commercial use;
•	Submission to the FDA of a Biologics License Application (BLA); and
•	FDA approval of the BLA before any commercial sale or shipment of the biologic product.

Preclinical studies may take several years to complete. The results of these studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA must review the IND prior to the commencement of human clinical trials. Unless the FDA raises concerns (such as concerns that human research subjects will be exposed to unreasonable risks), the IND will become effective 30 days following its receipt by the FDA, and the clinical trials covered by the IND may commence.

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

After the completion of the required clinical trials, if we believe the data indicate the biologic product is safe and effective, a BLA is prepared and submitted to the FDA. This process takes substantial time and effort. The FDA may refuse to file the BLA and request additional information, in which case, the application must be resubmitted with the supplemental information. Once a BLA is deemed filed by the FDA, there is no guarantee the FDA will approve the BLA. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the preclinical or clinical data and request additional data and information, which could significantly delay, limit, or even prevent regulatory approval.

As part of this review, the FDA may refer the BLA to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. Although the FDA is not bound by the opinion of the advisory committee, advisory committee discussions may further delay, limit, or prevent approval. The FDA also may conclude that as part of the BLA, the sponsor must develop a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of the drug outweigh the risks. A REMS may have different components, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide better information to consumers about the drug’s risks and benefits.

If the FDA’s evaluations of the BLA are favorable and the agency concludes that the standards for approval have been met, it will issue an approval letter. If the FDA believes the BLA is deficient in some way that precludes approval, it will issue a Complete Response Letter that generally identifies the deficiencies, which can be minor, for example, requiring labeling changes, or major, for example, requiring additional preclinical or clinical studies. The Complete Response Letter may also include recommended actions that the applicant might take to place the BLA in a condition for approval. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the BLA. If the deficiencies have been addressed to the FDA’s satisfaction, the FDA may issue an approval letter. Even if the requested information and data are submitted, however, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval.

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including third-party contract facilities that will be involved in the manufacture, production, packaging, testing, and control of the drug substance and finished drug product for cGMP compliance. The FDA will not approve the BLA unless cGMP compliance is satisfactory. In addition, each manufacturing establishment must be registered with the FDA and is subject to periodic FDA inspection. To supply products for use either inside or outside the U.S., including for investigation in clinical trials, domestic and foreign manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country, often under reciprocal agreements with the FDA or by the FDA.

After a biologic product is approved, it is subject to significant ongoing regulation and must comply with requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution, and recordkeeping. Additionally, as a condition of BLA approval, the FDA may require post-approval testing (referred to as Phase 4 clinical trials) and surveillance to monitor the product’s safety or efficacy. In addition, the holder of an approved BLA is required to keep extensive records, to report certain adverse reactions, production deviations, and other problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for their products. Generally, a company can promote a product only for those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA and supported by substantial evidence. Failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could result in administrative or judicially imposed sanctions or other setbacks, including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions.

Furthermore, if the FDA becomes aware of new safety information, it may require post-approval studies or clinical trials to investigate known serious risks or signals of serious risks or in response to the occurrence of unexpected serious risks. If a post-approval study is required, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines. In addition, newly discovered or developed safety or efficacy data may require changes to an approved product’s distribution or labeling, including the addition of new warnings or contraindications, or suspended marketing or withdrawal of the product.

In addition to regulatory approvals that must be obtained in the U.S., a biologic product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate license application. FDA approval does not assure approval by other regulatory authorities. In addition, in many countries the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

On March 23, 2010, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, was signed into law. It creates an abbreviated approval pathway for biologic products that are “biosimilar” to a previously approved biologic product, which is called the “reference product.” This abbreviated approval pathway is intended to permit a biosimilar product to come to market more quickly and less expensively than if a “full” BLA were submitted, by relying to some extent on FDA’s previous review and approval of the reference product to which the proposed product is similar. If a proposed biosimilar product meets the statutory standards for approval (which include demonstrating that it is highly similar to the reference product and there are no clinically meaningful differences in safety, purity, or potency between the products), the proposed biosimilar may be approved on the basis of an application that is different than the standard BLA. In addition, a biosimilar product may be approved as interchangeable with the reference product if the proposed product application meets standards intended to ensure that the biosimilar product can be expected to produce the same clinical result as the reference product.

The BPCIA provides exclusivity periods during which a product approved under a BLA cannot be relied on as a reference product. No biosimilar application may be submitted to FDA for a period of four years after the reference product was approved, and no biosimilar application may be approved until twelve years after the reference product’s approval. If pediatric studies with the reference product are performed and accepted by the FDA, the twelve-year exclusivity period will be extended for an additional six months. Additionally, the first biosimilar product approved as interchangeable with a reference product will be granted an exclusivity period of varying length, depending on the factual circumstances. Because the BPCIA is a highly complicated statute that has only recently been enacted, there is uncertainty as to how many important components of the new law will be implemented. Some issues may be resolved by issuance of regulations or agency guidance, but other positions may develop on an ad hoc basis as FDA confronts them in the context of specific applications.

Biologic Products Candidates for Animal Health

Our FMD vaccine product candidate will also require approval prior to commercialization but is subject to a separate regulatory regime. In the U.S., governmental regulation of animal health products is primarily provided by two agencies: the Department of Agriculture (USDA) and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.

Reimbursement of Pharmaceutical Products.  If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers for our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program. Under Medicare, there are different reimbursement methodologies for certain drugs and biologic products that depend on the site of service. For physician-administered drugs and biologic products furnished in a physician’s office, currently there are two methodologies established by statute. Under the first methodology, if the physician purchases the drug or biologic product, CMS will reimburse the physician based upon that drug or biologic product’s Average Sales Price (ASP) plus 6%. The average sales price is determined by CMS based upon information reported by manufacturers. The second methodology is the Competitive Acquisition Program (CAP). As an alternative to buying drugs and biologic products from the manufacturer, physicians can enroll in CAP to receive necessary drugs and biologic products from a third party vendor. CMS reimburses these vendors for the drugs and biologic products at prices established through competitive bidding. As of January 1, 2009, CMS suspended operation of the CAP due to contractual issues with bidding vendors. CMS has indicated that it intends to restart the CAP, but it is not clear when the program will resume. Medicare also has several reimbursement methodologies for drugs and biologic products administered in hospital outpatient departments. New drugs and biologics whose cost is “not insignificant” in relation to payment for related procedures are granted “pass-through status” and are reimbursed at ASP plus 6% for the first two to three years of payment under the Medicare hospital outpatient prospective payment system. For many other drugs and biologic products that do not qualify for pass-through status but have an average cost per day greater than $65, the current Medicare payment to a hospital outpatient department is ASP plus 4%. Drugs and biologic products with an average cost per day equal to or less than $65 are not separately reimbursed; payment for these products is included in payment for the associated procedure. Payment levels for drugs without pass-through status and the $65 threshold are subject to change through regulation each calendar year. In addition, Congress may change Medicare reimbursement amounts or methods by statute. Health reform legislation enacted in March of 2010, the Patient Protection and Affordable Care Act of 2010 (PPACA), also would require CMS to test new payment methodologies that would bundle payment for physician and hospital services and supplies, including drugs and biological products, for an episode of care.

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

Federal law requires pharmaceutical manufacturers to pay rebates on covered outpatient drugs reimbursed by the Medicaid program as a condition of having federal funds being made available to pay for those drugs under Medicaid and Medicare Part B. Rebate amounts for a product are determined by a statutory formula that is based on prices defined by statute: average manufacturer price (AMP), which must be calculated for all products that are covered outpatient drugs under the Medicaid program, and best price, which must be calculated only for those covered outpatient drugs that are innovator products, such as biologic products and products approved under new drug applications. A pharmaceutical manufacturer is required to report AMP and best price for each of its covered outpatient drugs to the government on a regular basis. Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. PPACA and subsequent legislation made significant changes to the Medicaid drug rebate program, including changing the definition of AMP, increasing the minimum rebate percentage, changing the rebate calculation for new formulations of existing products, capping the rebate amount for innovator products at 100% of AMP, and expanding rebates to Medicaid managed care populations.

A pharmaceutical manufacturer must also participate in the 340B drug pricing program in order for federal funds to be available to pay for the pharmaceutical manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating pharmaceutical manufacturer agrees to charge statutorily-defined covered entities no more than the 340B discounted price for the pharmaceutical manufacturer’s covered outpatient drugs. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. To the extent that PPACA and subsequent legislation, as discussed above, caused the statutory and regulatory definitions of AMP and the Medicaid rebate amount to change, these changes also impact the discounted purchase prices that a pharmaceutical manufacturer is obligated to provide under this program. PPACA also, independently, expanded the 340B drug pricing program to include new entity types as well as inpatient purchases by covered entity hospitals, and would obligate pharmaceutical manufacturers to sell to covered entities if they sell to any other purchaser.

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

If and when any of our products become commercialized, we could be subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include:

•	The Anti-Kickback Law, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or providing any kickback, bribe, or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease, order, or recommending of, any item or services for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;
•	Federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federally funded health care programs that are false or fraudulent, or statements that are knowingly false or fraudulent that support such claims or reduce obligations owed to the federal government, and which may apply to entities like us in relation to our submission of pricing data to the federal government under the programs discussed above and also to the extent that our interactions with customers may affect their billing or coding practices and submission to the federal government;
•	The Health Insurance Portability and Accountability Act of 1996 (HIPAA) which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services; and

•	State and foreign law equivalents and analogues of each of the above federal laws, such as anti-kickback, consumer protection, false claims laws and the Foreign Corrupt Practices Act, which may apply to items or services reimbursed by any third-party payer, including state and local as well as commercial insurers, or when physicians are employees of a foreign government entity.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Registrant
Paul H. Fischer, Ph.D.	62	President and Chief Executive Officer
Douglas J. Swirsky	42	Sr. Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary
Douglas E. Brough, Ph.D.	57	Vice President, Research
Bryan T. Butman, Ph.D.	59	Sr. Vice President, Vector Operations
Michael C. Tucker	43	Vice President, Strategy and Legal Affairs

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

Douglas E. Brough, Ph.D. joined GenVec in 1993 and currently serves as Vice President, Head of Research. Dr. Brough has held several positions at GenVec including Executive Director of Vector Sciences, Senior Director of Vector Sciences, Director of Vector Sciences, Director of Molecular Virology, Head Molecular Virology and Research Scientist. Prior to joining GenVec, Dr. Brough was a Research Fellow in the Department of Molecular Biology at the Lewis Thomas Laboratory, Princeton University. Dr. Brough received his B.S. in Biology from Purdue University, a M.S. in Microbiology and Biochemistry from Idaho State University and his Ph.D. in Microbiology and Molecular Genetics from Rutgers, the State University of New Jersey and the Robert Wood Johnson Medical School. Dr. Brough performed post-doctoral research in molecular biology at Princeton University.

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

Michael C. Tucker joined GenVec in 2007, and serves as Vice President, Strategy and Legal Affairs. In that capacity, he leads the company's licensing and development activities, and is responsible for the management of the company's intellectual property and legal affairs. Mr. Tucker joined GenVec from Organon BioSciences, where he served in positions of increasing responsibility in the U.S. and Europe. He served on the management board of the vaccine division, Nobilon, and led teams of lawyers and other professionals on in- and out-license transactions with large and medium sized pharmaceutical and biotech companies. Prior to Organon, Mr. Tucker was one of the original employees of BioPort, which is now known as Emergent BioSolutions, where he led the Government, Public and Legal Affairs departments of the company. Mr. Tucker earned a B.A. from Grinnell College, and his J.D. from Stanford University.

EMPLOYEES

As of February 29, 2012, we had 78 employees, 3 of whom are part-time employees, 12 of whom hold Ph.D. degrees and 24 of whom hold other advanced degrees. Of our total workforce, 58 are engaged primarily in research and development activities and 20 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

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

We have incurred net losses in each year since our inception in December 1992, including a net loss of $7.4 million for the year ended December 31, 2011. As of December 31, 2011, we had an accumulated deficit of approximately $251.7 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

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

We face the risk of failure involved in developing therapies based on new technologies and the difficulties generally associated with drug development. Neither we nor our collaborators currently have any of our product candidates in clinical trials. Significant additional research and animal testing, referred to as preclinical testing, will need to be conducted before any of our product candidates currently under active development can advance to clinical trials. It may take us many years to complete preclinical testing or trials, and we expect that doing so will be dependent on our ability to enter into collaborations. Drug development is an uncertain scientific and medical endeavor, and failure could occur at any stage of development. Acceptable results in early testing or trials might not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products, and historically there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. Before an application can be filed with the FDA for product approval, we or our collaborators must show that a particular product candidate is safe and effective. Even with respect to product candidates that advance to clinical trials, we or our collaborators must demonstrate the safety and efficacy of those product candidates before FDA approval can be secured. The failure to adequately show the safety and effectiveness of our product candidates would prevent FDA approval of our products. Any one of our product candidates could fail at any time, as clinical development of drug candidates presents numerous unpredictable and significant risks and is very uncertain at all times prior to regulatory approval by the FDA or health authorities in other major markets.

Because regulatory approval must be obtained to market our products in the U. S. and in non-U.S. jurisdictions, we cannot predict whether or when our products will be commercialized; failure to comply with applicable regulations can also harm our business and operations.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we or our collaborators will obtain regulatory approval for any of our products. No one can market a pharmaceutical product in the U.S. until it has completed rigorous preclinical testing, clinical trials, and an extensive regulatory approval process implemented by the FDA. To date, the FDA has not approved a gene therapy product for sale in the U.S. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity, and novelty of the product, and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. Before commencing clinical trials, we must submit an Investigational New Drug application (IND) to the FDA and wait for the IND to become effective 30 days following its receipt by the FDA. Clinical trials are subject to continuing oversight by Institutional Review Boards (IRB) and the FDA. Clinical trials are also subject to:

•	Informed consent;
•	Good clinical practices (GCP) regulations; and
•	Potential suspension or termination by the company conducting the clinical trial, the IRB, or the FDA at any time if, among other reasons, it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

Delays or rejections in the regulatory approval process may be encountered because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, or FDA regulatory review. For instance, the FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA authority to: (1) require companies conduct post-marketing safety studies of drugs, (2) impose certain drug labeling changes relating to safety, (3) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, and (4) require companies to publicly disclose data from clinical trials.

Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or injunction, as well as other regulatory action against our product candidates or us. If regulatory approval of a product is granted, this approval will be limited to those disease indications for which the product has been shown through clinical trials to be safe and effective. Even if approved, a product may not be approved for the indications that are necessary or desirable for successful commercialization or the FDA may impose restrictions on distribution of the product that may materially impact our operations. The FDA also strictly regulates promotion and labeling after approval. Outside the U.S., the ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This non-U.S. regulatory approval process includes risks similar to those associated with FDA clearance described above and is subject to the independent judgments, policies, priorities and decisions of the applicable regulatory authorities, which may differ from those of the FDA.

A central aspect of our business strategy is to enter into collaborations with other companies to develop, obtain regulatory approval of, and commercialize our potential products, and if we are unable to find collaborators or sustain existing relationships, we may not be able to develop, test, and commercialize our products.

A central aspect of our business strategy is to enter into collaborations to support the development of our pipeline of products in hearing loss, oncology, and vaccines. In addition to our existing collaborations, we are engaged in seeking or intend to seek strategic collaborations with corporate partners for our existing programs, including vaccines against RSV and HSV.

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

We intend to continue to seek support for our government funded contracts and collaborations for the development of new vaccines, but our existing agreements are subject to termination and uncertain future funding and there is no certainty that we will be able to enter into new agreements.

In addition to corporate collaborations, we have entered into agreements with government agencies, such as the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), the U.S. Department of Homeland Security (DHS), the U.S. Department of Agriculture (USDA), and the U.S. Naval Medical Research Center (NMRC), to support our vaccine research. These agreements have historically accounted for a substantial portion of our revenues, and we intend to continue entering into these agreements in the future. Our business strategy is partially dependent on maintaining funding from these types of collaborations, as well as, the continued performance by these government agencies of their responsibilities under these agreements. The ability of government agencies to perform under these agreements is dependent upon adequate continued funding of the agencies and their programs. We have no control over the resources and funding government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our business could materially and adversely affect our business, results of operations, and financial condition. If we fail to satisfy our contractual obligations to deliver in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the government to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any uncompleted or partially completed work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which could materially impact our financial results.

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

When we sign a collaboration agreement, license agreement or similar agreement with a collaborator to develop a product candidate, we will generally expect them to further the development of the product candidate, which could include the design and conduct of clinical trials, the preparation and filing of documents necessary to obtain regulatory approval, and the manufacturing, sale, marketing, and other commercialization of the product if it obtains regulatory approval. We may also grant the collaborator certain rights. For example, under the terms of our collaboration agreement with Novartis, we granted Novartis certain exclusive, worldwide rights in specified intellectual property related to our atonal gene program and atonal adenovectors, as well as non-exclusive, world-wide rights to certain other intellectual property related to our hearing loss and balance disorders program and our adenovector platform related to the atonal gene. Novartis has the right to develop and commercialize any products related to the licensed intellectual property. Our dependence on a corporate collaborator, such as Novartis, subjects us to a number of risks, including:

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

We do not currently have any late stage clinical trials in our therapeutic product or vaccine development programs and therefore, we do not have any near-term prospects of generating revenues from the commercial sale of our therapeutic or vaccine products.

We do not currently have any therapeutic products or vaccines in late stage clinical programs. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of our product candidates in our therapeutic product or vaccine programs. Our one partnered therapeutic product development program, focused on the restoration of hearing and balance function, remains in the preclinical stage and has not yet entered Phase 1 clinical studies. There can be no assurances that any hearing and balance restoration therapeutic products or any of our other therapeutic products or our vaccines, will enter or successfully complete the required clinical studies.

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

Few companies to date have demonstrated successful large-scale manufacturing of gene-based medicines, including those that have had significantly more resources than us and it is anticipated that significant challenges will be faced in the scale-up of our manufacturing process for commercial production. There are a limited number of contract manufacturers qualified to perform large-scale manufacturing of gene-based medicines. We or our collaborators may be unable to manufacture commercial-scale quantities of gene-base medicines or receive appropriate government approvals on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis or at all would prevent us from achieving our business objectives.

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

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier, Life Technologies Corporation, for its cell culture medium and another supplier, Lonza Walkersville, Inc. for custom buffers. The cell culture medium is used to grow the cells within which our product candidates are produced. We do not currently have supply agreements with any of these suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.

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

The issued patents we already have or may obtain in the future may not provide commercially meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators’ patents in the U.S. and in other countries. In the event a company, institution, or researcher infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, expensive, and/or time consuming, with no guarantee that our or our collaborators’ patent rights will be upheld. Others may be able to design around these patents or develop unique products providing effects similar to our products. In addition, our competitors may legally challenge our patents and they may be considered invalid. In addition, various components used in developing gene therapy products, such as particular genes, vectors, promoters, cell lines, and construction methods, used by others and by us, are available to the public. As a result, we are unable to obtain patent protection with respect to such components, and third parties can freely use such components. Third parties may develop products using such components that compete with our potential products. Also, with respect to some of our patentable inventions, we or our collaborators have decided not to pursue patent protection outside the U.S. Accordingly, our competitors could develop, and receive non-U.S. patent protection for, gene therapies or technologies for which we or our collaborators have or are seeking U.S. patent protection. Our competitors may be free to use these gene therapies or technologies outside the U.S. in the absence of patent protection.

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

Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene and gene-based therapy products used in or similar to our product candidates and technologies. It could be alleged that our prior development of our TNFerade oncology product candidate conflicted with these patents. We also are aware of other issued patents and pending patent applications that relate to various aspects of our manufacture of our product candidates and systems, including TNFerade, and it could be alleged that our manufacture of these product candidates conflicts with these patents. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some circumstances, until issuance as patents.

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

Our success will depend, in part, on our ability to obtain patent protection for our products and processes, both in the U.S. and in other countries. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and can involve complex legal and factual questions. Therefore, it is difficult to predict the breadth of claims allowed in the biotechnology and pharmaceutical fields.

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

Most of our product candidates under development could be broadly described as recombinant DNA therapies. A number of clinical trials are being conducted by other biotechnology and pharmaceutical companies involving related therapies, including compounds similar to or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious adverse events and unexpected side effects attributable to the treatment, or any response by the FDA or other similar regulatory authority to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval, impede our ability to secure additional funding, or negatively influence public perception of our product candidates. As a result, these conditions could harm our business and results of operations and depress the value of our stock.

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

Our revenue is exclusively derived from our collaboration agreements with corporate and government partners, under which we may receive grants, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties, manufacturing revenue, or payment for our development activities on behalf of third parties. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the timing of clinical, regulatory, or sales events which result in milestone payments and the timing and success of the commercial launch of new products by our collaboration partners. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partner achieve clinical, regulatory, and sales milestones, whether the collaboration is exclusive or whether we can seek other partners, the timing of regulatory approvals in one or more major markets, and the market introduction of new products or generic versions of the approved product, as well as other factors.

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

Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations, or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts. In addition, preclinical animal studies conducted by us or third parties on our behalf may be subject to the USDA regulations for certain animal species. Failure to comply with applicable regulations could extend or delay clinical trials conducted for our drug candidates.

Our stock price could continue to be highly volatile and investors may not be able to resell their shares at or above the price they paid for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During 2011, our stock price ranged from $2.10 to $6.30, on an as adjusted basis reflecting our April 2011 reverse stock split. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We are currently subject to a securities class action and are at risk of additional securities-related litigation, both related and unrelated to the existing class action, due to our expected stock price volatility.

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because of the decline in our share price since the discontinuation of the PACT trial and because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We are currently subject to a securities class action as described in Item 3-Legal Proceedings. In addition we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action. Securities litigation could result in substantial costs, divert our management’s attention and resources, and could seriously harm our business.

We depend on our key technical and management personnel to advance our technology and implement our business strategy, and the loss of these personnel could impair the development of our products and business. We may not be able to successfully attract qualified personnel, including a qualified successor to serve as our President and Chief Executive Officer. Even if we are successful in attracting and retaining a qualified successor to serve as our President and Chief Executive Officer, the resulting change in our senior management may lead to instability which could cause our business to suffer significantly.

We rely, and will continue to rely, on our key management and scientific staff, all of whom are employed at will. Our success depends upon the ability of our senior management to implement our business strategy. The loss of key personnel could have a material adverse effect on our business and results of operations. For example, on December 13, 2011, we announced that Dr. Paul H. Fischer, our long standing President and Chief Executive Officer, had notified the Board of his plan to retire from his role as President and Chief Executive Officer of the Company. Dr. Fischer has served as President and Chief Executive Officer of the Company since 1996 and will continue to serve in that role until a successor is named and the transition is completed.

There is intense competition from other companies, research and academic institutions, and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. If we do not succeed in retaining and recruiting necessary personnel or developing this expertise, our business could suffer significantly. The Board has retained a nationally recognized executive search firm, Spencer Stuart, to advise it on potential candidates to succeed Dr. Fischer. However, there can be no assurances that we will be able to successfully attract and retain a qualified candidate to serve as President and Chief Executive Officer. Our inability to attract and retain such a qualified candidate could impede the further implementation of our business strategy, which could have a material adverse effect on our business.

Furthermore, changes in our senior management, including the impending change at the position of President and Chief Executive Officer, may lead to instability for our Company which could cause our business to suffer significantly.

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

In August 2011, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying, or preventing a merger or acquisition beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group (except under certain circumstances) acquires 20 percent or more of our outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20 percent or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20 percent or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

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

ITEM 3. LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al., Civil Action. No. 8:12 CV-00341-DKC. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s common stock between March 12, 2009 and March 30, 2010 (the “Class Period”). The plaintiff alleges that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company’s prospects, the Company’s common stock traded at artificially inflated prices throughout the Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action. The parties have stipulated, and the Court has ordered, that the defendants’ responses to the pending complaint are appropriately deferred until after the appointment of a lead plaintiff and after the approval of lead counsel.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of the Company’s Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et. al., No. 8:12-cv-00774. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as directors of the Company. More particularly, the plaintiff’s Complaint alleges that as a result of the defendants’ failure of oversight, the company disseminated misleading public statements and improperly continued with a clinical trial. Plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing the Company to make certain changes to its corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys’ fees. The Company denies the material allegations of both the Shah and Garnitschnig actions and intends to defend vigorously both.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “GNVC”. Effective November 8, 2010, we transferred the listing of our common stock to the NASDAQ Capital Market from the NASDAQ Global Market. Set forth below is the range of quarterly high and low closing sale prices for our common stock for the two most recent years, as reported on the NASDAQ Global Market through November 7, 2010 and on the NASDAQ Capital Market since November 8, 2010:

	HIGH	LOW
First Quarter 2011	$6.30	$3.70
Second Quarter 2011	$4.86	$2.67
Third Quarter 2011	$3.30	$2.10
Fourth Quarter 2011	$3.36	$2.33
First Quarter 2010	$31.70	$7.80
Second Quarter 2010	$7.60	$4.47
Third Quarter 2010	$6.50	$4.40
Fourth Quarter 2010	$6.15	$4.53

As of February 29, 2012, there were approximately 162 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners. We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total return to our stockholders for our Common Stock from December 31, 2006 through December 31, 2011 as compared to an overall stock market index, the NASDAQ Composite Index, and a peer group index, the NASDAQ Pharmaceutical Index. The returns were calculated assuming $100 was invested on December 31, 2006 in our Common Stock and in each index and all dividends were reinvested. No cash dividends have been declared on our Common Stock. The information contained in the Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into any such filing.

The following graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among GenVec, Inc., the NASDAQ Composite Index,
and the NASDAQ Pharmaceutical Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	GenVec, Inc.	NASDAQ Composite	NASDAQ Pharmaceutical
12/31/06	$100.00	$100.00	$100.00
12/31/07	$61.25	$110.26	$90.99
12/31/08	$17.92	$65.65	$84.71
12/31/09	$50.00	$95.19	$95.64
12/31/10	$23.33	$112.10	$100.10
12/31/11	$9.71	$110.44	$110.44

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2011. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	YEARS ENDED DECEMBER 31,
SUMMARY STATEMENT OF OPERATIONS:	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Revenue from strategic alliances and research contracts	$17,744	$16,467	$13,857	$15,121	$14,047
Operating expenses:
Research and development	17,416	20,936	24,689	33,830	26,030
General and administrative	7,810	8,152	7,179	7,968	9,349
(Gain)/Loss on disposal of assets	—	—	(7)	(3)	5
Total operating expenses	25,226	29,088	31,861	41,795	35,384
Operating loss	(7,482)	(12,621)	(18,004)	(26,674)	(21,337)
Other income (expense), net	41	347	(358)	611	2,629
Net loss	$(7,441)	$(12,274)	$(18,362)	$(26,063)	$(18,708)
Basic and diluted net loss per share	$(0.58)	$(0.97)	$(1.89)	$(3.15)	$(2.52)
Shares used in computation of basic and diluted net loss per share	12,921	12,671	9,707	8,278	7,413

	DECEMBER 31,
SUMMARY BALANCE SHEET DATA:	2011	2010	2009	2008	2007
	(in thousands)
Cash, cash equivalents, and short-term investments	$26,446	$35,170	$10,961	$17,357	$23,660
Working capital	25,739	31,689	7,002	11,728	17,478
Total assets	29,866	39,432	13,443	22,767	28,348
Current portion of debt	—	—	—	807	789
Long-term debt, less current portion	—	—	—	—	807
Accumulated deficit	(251,706)	(244,265)	(231,991)	(213,629)	(187,566)
Total stockholders' equity	26,538	32,420	7,636	13,091	18,110

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have programs with the U.S. Naval Medical Research Center (NMRC) to develop vaccines for dengue fever and malaria. In addition, we have provided vaccine candidates to the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) against HIV. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. However, we believe that we have sufficient operating capital to continue our current research, development and collaborative activities through at least December 31, 2014.

Our research and development expenses were $17.4 million, $20.9 million, and $24.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31,
(in millions)	2011	2010	2009
TNFerade(1)	$2.2	$8.1	$13.5
Vaccines	6.3	6.5	10.4
Hearing	8.4	6.1	0.5
Other Clinical Programs	0.5	0.2	0.3
Total	$17.4	$20.9	$24.7

(1)	On March 29, 2010, we announced that we discontinued our Phase 3 clinical study of TNFerade in patients with locally advanced pancreatic cancer because an interim analysis of clinical data indicated that the trial would not meet its primary endpoint. Expenses for 2011 consist of wind-down costs with respect to TNFerade matters. We have incurred $115 million of expenses on the development of this product candidate since the commencement of this program in 1999. Costs since the commencement of this program include research, development, clinical trials, clinical supply costs, and an allocation of corporate general and administrative expenses.

Hearing Loss and Balance Disorders.  In a collaboration with Novartis, our hearing and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Since commencement of this development programs, GenVec has incurred approximately $15 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreement with Novartis.

Vaccines.  Under our corporate and government funded vaccine programs, GenVec continues to develop vaccine candidates against malaria, HIV, RSV, HSV, and other infectious diseases, as well as an animal health vaccine for FMD. Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $108 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreements with our various sponsors. We have recently entered into a collaboration with Merial to develop vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2011, had an accumulated deficit of approximately $251.7 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We estimate we have sufficient resources to fund our currently planned operations through at least December 31, 2014, subject to changes in the progress of our research, development, clinical, manufacturing, and commercialization activities.

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

While we currently do not have any active clinical trials underway, we estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 2 Summary of Significant Accounting Policies in the notes to our Financial Statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011 AND 2010

REVENUE

Revenue.  Revenue increased 8% to $17.7 million in 2011 from $16.5 million in 2010. The increase in 2011 is primarily due to increased revenue of $2.2 million and $1.1 million generated by our hearing loss and balance disorders and foot and mouth disease programs, respectively. We entered into a collaboration agreement with Novartis in January 2010, which accounted for $3.8 million and $3.4 million of revenue in 2011 and 2010, respectively, and a development agreement related to the supply of clinical trial material related to activities under the collaboration agreement in August 2010, which accounted for $6.0 million and $4.4 million in revenue in 2011 and 2010, respectively. Work scope under the two Novartis agreements resulted in increased revenue in 2011 as compared to 2010. Increased revenue associated with our foot and mouth disease program is due mainly to an increase in work scope under our agreements with the DHS. Partially offsetting the increased revenue associated with our hearing loss and balance disorders and foot and mouth disease programs is decreased revenue of $2.2 million associated with our HIV program as compared to the prior year periods due to reduced work scope.

OPERATING EXPENSES

Research and development.  Research and development expenses decreased 17% to $17.4 million in 2011 from $20.9 million in 2010. In 2011 we experienced lower research and development costs than in the comparable prior year period due primarily to closure of the PACT trial. Decreased manufacturing costs in the hearing program and reduced license costs also contributed to reduced expenses. These decreases were partially offset by increased manufacturing costs for our FMD program and supply costs for our hearing, government funded, and research programs as compared to the comparable period in 2010. Stock-based compensation expense included in research and development personnel costs decreased approximately $212,000 in 2011 as compared to the prior year.

General and administrative.  General and administrative expenses decreased 4% to $7.8 million in 2011 from $8.2 million in 2010. General and administrative expenses were lower in 2011 primarily due to lower professional service, license, and personnel costs. Administrative personnel costs includes a decrease of approximately $368,000 of severance expenses as compared to 2010, and a decrease of approximately $37,000 of stock-based compensation expense in 2011 as compared to the prior year.

OTHER INCOME (LOSS)

Total other income decreased to $41,000 in 2011 as compared to $347,000 in 2010.

Interest income, net of change in fair value of warrants was $40,000 in 2011 as compared to $134,000 in the comparable prior year period. The decrease was mainly due to the change in the fluctuation of the fair value of the warrant liability associated with our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge) in 2011 as compared to 2010.

Other income (loss) was $1,000 in 2011 as compared to $213,000 in 2010. In 2010, we received a grant in the amount of $244,000 under the qualifying therapeutic discovery project program under § 48D of the Internal Revenue Code (Code). This income was partially offset by the write down of shelf registration costs of $32,000 in 2010 associated with the 2007 shelf registration statement.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010 AND 2009

REVENUE

Revenue.  Revenue increased 19% to $16.5 million in 2010 from $13.9 million in 2009. The increase in 2010 is primarily due to increased revenue of $7.5 million generated by our hearing loss and balance disorders program. We entered into a collaboration agreement with Novartis in January 2010, which accounted for $3.4 million of revenue in 2010, and a development agreement related to the supply of clinical trial material related to activities under the collaboration agreement in August 2010, which accounted for $4.4 million in revenue in 2010. The two Novartis agreements resulted in increased revenue in 2010 as compared to 2009 when the only work performed for our hearing loss and balance disorders program was performed under a grant from the University of Kansas. Partially offsetting the increased revenue associated with our hearing loss and balance disorders program is decreased revenue of $3.0 million and $2.2 million associated with our HIV and FMD programs, respectively, as compared to the prior year periods due to reduced work scope under each program.

OPERATING EXPENSES

Research and development.  Research and development expenses decreased 15% to $20.9 million in 2010 from $24.7 million in 2009. The decrease is primarily due to lower costs related to the development of TNFerade including personnel, manufacturing and materials costs, patient and data management costs, and professional service costs related to our TNFerade PACT trial, due to the termination of the clinical trial in the first quarter of 2010. Stock-based compensation expense included in research and development increased $92,000 in 2010 as compared to the prior year. Research and development personnel costs includes no severance expenses for former employees in 2010, a decrease of approximately $193,000 as compared to 2009.

General and administrative.  General and administrative expenses increased 14% to $8.2 million in 2010 from $7.2 million in 2009. General and administrative expenses were higher in 2010 primarily due to higher professional service cost and facility costs, partially offset by lower depreciation costs. Administrative personnel costs includes severance expenses of approximately $381,000 in 2010 for former employees, an increase of approximately $278,000 as compared to 2009, and an increase of approximately $76,000 of stock-based compensation expense in 2010 as compared to the prior year.

Gain/Loss on disposal of assets.  There was no gain/loss on the disposal of assets in 2010 and a gain of $7,000 in 2009.

OTHER INCOME (LOSS)

Total other income increased to $347,000 in 2010 from a net loss of $358,000 in 2009.

Interest income, net of change in fair value of warrants was $134,000 in 2010 as compared to a loss of $90,000 in the comparable prior year period. The increase was mainly due to the change in the fluctuation in the fair value of the warrant liability associated with our Committed Equity Financing Facility (CEFF) with in 2010 as compared to 2009.

Other income (loss) was income of $213,000 in 2010 as compared to a loss of $268,000 in 2009. In 2010, we received a grant in the amount of $244,000 under the qualifying therapeutic discovery project program under § 48D of the Code. This income was partially offset by the write down of shelf registration costs of $32,000 in 2010 associated with the 2007 shelf registration statement. The loss in 2009 resulted primarily from the expensing of the remaining $273,000 of deferred financing charges when our CEFF expired on March 15, 2009, partially offset by miscellaneous discounts and interest payments received from the government associated with late payments.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant losses since our inception. As of December 31, 2011 we have an accumulated deficit of $251.7 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of December 31, 2011, cash, cash equivalents, and short-term investments totaled $26.4 million as compared to $35.2 million at December 31, 2010.

For the 12 months ended December 31, 2011, we used net cash of $8.4 million for operating activities. This included a net loss for the period of $7.4 million, which included approximately $0.2 million of non-cash depreciation and amortization and $1.6 million of non-cash stock-based compensation expenses. Also contributing to use of cash was the recognition of previously received unearned revenue of $2.0 million. Net cash was used primarily for the advancement of our hearing program, research and development programs, and the termination of our TNFerade PACT trial and to a lesser extent general and administrative activities.

Net cash used in investing activities during the 12 months ended December 31, 2011 was $22.6 million which included $22.4 million for the net purchase of marketable securities and $0.2 million for the purchase of property and equipment.

Net cash provided from financing activities during the 12 months ended December 31, 2011 was $38,000, which was provided from the issuance of common stock and warrants, net of issuance costs.

As of December 31, 2010, cash and investments totaled $35.2 million as compared to $11.0 million at December 31, 2009.

For the 12 months ended December 31, 2010, we used net cash of $10.7 million for operating activities. This included a net loss for the period of $12.3 million, which included approximately $0.2 million of non-cash depreciation and amortization and $1.9 million of non-cash stock-based compensation expenses. Net cash was used primarily for the advancement of our hearing program, the advancement and subsequent termination of our TNFerade pancreatic clinical trial and to a lesser extent general and administrative activities.

Net cash used in investing activities during the 12 months ended December 31, 2010 was $0.3 million which was used for property and equipment purchases.

Net cash provided from financing activities during the 12 months ended December 31, 2010 was $35.1 million, which was provided from the issuance of common stock and warrants, net of issuance costs.

Our contractual commitments and obligations are summarized in the following table:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Operating Leases	$2,245	$916	$1,329	$—	$—

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

On June 11, 2008, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 1,125,827 shares of common stock and warrants to purchase 225,165 shares of common stock. Proceeds of this offering, net of offering costs, totaled $15.7 million. During the year ended December 31, 2010, individual investors exercised a portion of these warrants and purchased 4,782 shares of common stock for gross proceeds to the Company of $96,000. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants exercised during the year ended December 31, 2011.

On May 29, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor for the sale of 961,538 shares of common stock and warrants to purchase 961,538 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the year ended December 31, 2010, the institutional investor exercised a portion of these warrants and purchased 250,000 shares of common stock for gross proceeds to the Company of $2.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants exercised during the year ended December 31, 2011.

On August 31, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor of 800,000 shares of common stock and warrants to purchase 400,000 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the year ended December 31, 2010, the institutional investor exercised all of these warrants for gross proceeds to the Company of $3.3 million.

On February 1, 2010, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 1,400,000 shares of common stock and warrants to purchase 420,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $20.00. The warrants, which have a term of five years and an exercise price of $27.50 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million. Proceeds of this offering, net of offering costs, totaled $26.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There have been no warrants exercised since they were issued.

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

All numbers in this Annual Report have been revised to reflect the Reverse Stock Split, the principal effects of which were to:

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

On September 7, 2011, the Company’s prior Stockholder Rights Agreement expired. In August 2011, the Company’s Board of Directors adopted a new Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, to be effective on September 7, 2011 upon expiration of the prior Stockholder Rights Agreement. The new Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2011.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will average using approximately $2.0 million of cash per quarter for the next four quarters ending December 31, 2012. Our estimate includes approximately $0.9 million in contractual obligations reflected in the table above, as well as $0.3 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations through at least December 31, 2014.

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

OFF-BALANCE SHEET OBLIGATIONS

We had no off-balance sheet obligations other than in connection with our operating leases, which are disclosed in the contractual commitments table above during 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk.

As of December 31, 2011, we had cash, cash equivalents and short-term investments of $26.4 million as follows:

Cash and cash equivalents	$4.1 million
Short-term investments	$22.3 million

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

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that: (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm that audited and reported on our financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in its report which is included herein immediately preceding our audited financial statements.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following table sets forth the director nominees for election at the Annual Meeting, the directors of the Company currently in office, their ages, and the positions currently held by each such person with the Company.

Name	Age	Position
Directors whose terms expire at the Annual Meeting
Paul H. Fischer, Ph.D.	62	Director, President, and Chief Executive Officer
Wayne T. Hockmeyer, Ph.D.(1)(3)	67	Director
Continuing Directors whose terms expire in 2013
Edward M. Connor, Jr., M.D(3)	59	Director
Zola P. Horovitz, Ph.D.(1)(2)(4)	77	Director
William N. Kelley, M.D.(1)(3)	72	Director
Continuing Directors whose terms expire in 2014
Adel A.F. Mahmoud, M.D., Ph.D(1)	70	Director
Kevin M. Rooney(2)	45	Director
Marc R. Schneebaum(2)(3)	57	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Chairman of the Board of Directors.

The biographies of each of the nominees below contains information regarding the experiences, qualifications, attributes, or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director for the Company.

Directors Whose Terms Expire in 2012

Paul H. Fischer, Ph.D. has served as President and Chief Executive Officer and as a director of GenVec since 1996. Prior to joining GenVec, he was Executive Vice President of Research and Development with Oncologix, Inc. (now Antigenics, Inc.), a biotechnology company. Previous experience included Manager, Cancer Research at Pfizer, Inc., a pharmaceutical company. Dr. Fischer received his B.S. in Biology from the University of Denver, his Ph.D. in Pharmacology from the University of California at San Francisco, and performed post-doctoral research in Pharmacology at Yale University School of Medicine. He was an Assistant Professor of Pharmacology at the University of Missouri, School of Medicine and was an associate Professor of Human Oncology at the University of Wisconsin before joining Pfizer. Dr. Fischer also serves on numerous community, academic, and professional organizations and Boards.

Dr. Fischer has provided the Company with strong leadership for almost two decades as its President and Chief Executive Officer and as a director. Dr. Fischer’s research background, his experience prior to joining the Company both in academia and at a multi-national pharmaceutical company, and his day-to-day leadership of our business gives the Board an invaluable Company-focused perspective.

On December 13, 2011, we announced that Dr. Paul H. Fischer, our long standing President and Chief Executive Officer, had notified the Board of his plan to retire from his role as President and Chief Executive Officer of the Company. Dr. Fischer has served as President and Chief Executive Officer of the Company since 1996 and will continue to serve in that role until a successor is named and the transition is completed.

Wayne T. Hockmeyer, Ph.D. has served as a director of GenVec since December 2000. Dr. Hockmeyer is a member of the Nominating and Corporate Governance Committee and is the Chairman of the Compensation Committee. Dr. Hockmeyer founded MedImmune, Inc. (“MedImmune”) in April 1988 as President and Chief Executive Officer and was elected a director of MedImmune in May 1988. Dr. Hockmeyer became Chairman of the board of directors of MedImmune in May 1993 and relinquished his position as Chief Executive Officer in October 2000. Dr. Hockmeyer is currently retired, having resigned from his positions as a member of the MedImmune board of directors, and as President, MedImmune Ventures, Inc., following the acquisition of MedImmune by AstraZeneca Biopharmaceuticals, Inc. in June 2007. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Currently, he is a director of Baxter International Inc. and Idenix Pharmaceuticals, Inc. Within the past five years, Dr. Hockmeyer also served on the boards of Verenium Corp. and Middlebrook Pharmaceuticals, Inc.

Dr. Hockmeyer’s experience for the past two decades at the forefront of biotechnology development provides a valuable resource and knowledge base for our Board. Dr. Hockmeyer’s experience in founding and managing MedImmune prior to its acquisition, both as its most senior executive and as Chairman of its board of directors, enables him to counsel the Board in a unique and beneficial manner.

Continuing Directors for Term Expiring in 2013

Edward M. Connor, Jr., M.D. has served as a director of GenVec since June 2011. Dr. Connor is a member of the Compensation Committee. Dr. Connor is the Director, Office of Innovation Development and Investigational Therapeutics at Children’s National Medical Center and a Professor of Pediatrics, Microbiology, Immunology and Tropical Medicine at George Washington University School of Medicine and Health Sciences, positions he has held since 2008. From 2004 to 2008, Dr. Connor was the Chief Medical Officer and Executive Vice President of MedImmune, Inc., where he had previously served as a Senior Vice President, Clinical Development from 2000 to 2004, Vice President, Clinical Development from 1995 to 2000, and Director, Clinical Studies from 1994 to 1995. He currently serves as the Chief Medical Officer for 3-V Biosciences, a biopharmaceutical company for the treatment of infectious diseases, a position he has held since 2010. Dr. Connor has also served on numerous advisory boards and is the Children’s National Representative on the ReveraGen BioPharma Board of Directors.

Dr. Connor has significant academic and executive-level leadership experience and brings to the Board a broad perspective on the Company’s operations, strategy, and medical technology.

Zola P. Horovitz, Ph.D. has served as a director of GenVec since August 2003. Dr. Horovitz is a member of the Nominating and Corporate Governance Committee and the Audit Committee and is the Chairman of the Board of Directors. Dr. Horovitz is currently retired. Dr. Horovitz served as a director of Diacrin, Inc. from 1994 to August 2003. From 1991 to 1994, Dr. Horovitz was Vice President, Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group and was Vice President, Licensing from 1989 to 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research and received his Ph.D. from the University of Pittsburgh. Dr. Horovitz currently serves as a director of BioCryst Pharmaceuticals, Inc. and Palatin Technologies, Inc. Within the past five years, Dr. Horovitz also served on the boards of Genaera Corp., Immunicon Corp., NitroMed, Inc., Avigen, Inc. and DoV Pharmaceutical Inc. (acquired by Euthymics Bioscience, Inc. in July 2010).

Dr. Horovitz has spent over five decades in the pharmaceutical and biotechnology industry, and brings this depth of experience to his leadership of our Board. Dr. Horovitz’s wide range of business development and licensing expertise has served and will continue to serve as an important resource for the Board as the Company continues its development.

William N. Kelley, M.D. has served as a director of GenVec since June 2002. Dr. Kelley is the Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee. Dr. Kelley brings a long history of involvement in experimental models of gene therapy to the Board. Dr. Kelley and his colleagues at the University of Michigan were the first to propose in vivo gene therapy as it is recognized today and the first to directly administer a human gene in vivo and obtain expression in an experimental animal model. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics.

He is currently Professor of Medicine and Professor of Biochemistry and Biophysics at the School of Medicine of the University of Pennsylvania. In the national leadership arena, Dr. Kelley has served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine and Chair of the Residency Review Committee for Internal Medicine. Currently, Dr. Kelley serves as a director of Merck & Co. Inc. Within the past five years, Dr. Kelley also served on the board of directors of Beckman Coulter, Inc., Advanced Biosurfaces, Inc. and Polymedix, Inc.

Dr. Kelley brings a long history of involvement in experimental models of gene therapy to the Board. Dr. Kelley’s many leadership roles, both as a leader in the field of gene therapy and as a senior management figure of an internationally renowned medical center, allow him to provide strong leadership to our Board.

Continuing Directors for Term Expiring in 2014

Adel A.F. Mahmoud, M.D., Ph.D. has served as a director of GenVec since June 2011. Dr. Mahmoud is a member of the Nominating and Corporate Governance Committee. Dr. Mahmoud is a Professor at Princeton University in the Department of Molecular Biology and the Woodrow Wilson School of Public and International Affairs a position he has held since 2007. In 2006, he retired as the Chief Medical Advisor, Vaccines and Infectious Diseases and a member of the Management Committee of Merck & Co., Inc., a pharmaceutical company. From 1999 to 2005, he had served as President, Merck Vaccines and a member of the Management Committee of Merck & Co. Dr. Mahmoud currently serves as a director of Becton, Dickinson and Company and Sanaria, Inc. He also serves on numerous scientific advisory boards and is the chairman of the National Institutes of Health’s Blue Ribbon Panel to Advise on the Risk Assessment of the National Emerging Infectious Diseases Laboratories at Boston University Medical Center and the National Academy of Sciences’ Committee on the Prevention of Proliferation of Biological Weapons.

Dr. Mahmoud is a prominent scientist with a strong background in infectious disease and vaccines. He brings strong technical and operational experience to the Board based on his research background and experience in the pharmaceutical industry and academia.

Kevin M. Rooney has served as a director of GenVec since January 2008. Mr. Rooney is a member of the Audit Committee. Mr. Rooney is currently the President of Beacon Consulting Group, a company focused on providing strategic consulting services to biopharmaceutical executives, a position he has held since 2007. Previously, from 2003 to 2007, he held positions at Medimmune, including Vice President, sales and marketing, for their oncology division. Prior to this, Mr. Rooney worked for Bristol-Myers Squibb Company holding positions of increasing responsibility. He also held marketing positions at Glaxo Wellcome, Inc. and Burroughs Wellcome Company. He received his master’s degree in management from the J.L. Kellogg Graduate School of Management at Northwestern University and his bachelor’s degree from the University of Virginia. He is also a member of the board of trustees for the National Foundation for Infectious Disease, a non-profit foundation for infectious disease education of medical professionals and the public.

Mr. Rooney’s commercial leadership experience makes him a valuable member of the Board in planning for the future development and growth of the Company.

Marc R. Schneebaum has served as a director of GenVec since April 2007. Mr. Schneebaum is a member of the Compensation Committee and the Chairman of the Audit Committee. Mr. Schneebaum is currently President, Chief Executive Officer and a director of Predictive BioSciences, Inc., a commercial stage, cancer diagnostics company, a position he has held since 2011. From 1997 to 2010, Mr. Schneebaum served as President, Chief Executive Officer, and a director of Sensors for Medicine and Science, Inc. (SMSI), an emerging medical technology company. Previously, from 1991 to 1997, he served as Senior Vice President, Finance, Business Development and Administration, and CFO of Genetic Therapy, Inc. (“GTI”), a biotechnology company. Prior to his tenure at GTI, from 1987 to 1991, Mr. Schneebaum was a Vice President at Alex Brown & Sons Incorporated, a leading investment banking firm (now part of Deutsche Bank), where he participated in a variety of finance and strategic assignments. Mr. Schneebaum began his career in the accounting and auditing group at KPMG LLP, advancing to senior manager in the management consulting group. Mr. Schneebaum, a CPA, received his degree in Business Administration from the University of Maryland. He has also served on the boards of the March of Dimes of Maryland and the Maryland Enterprise Investment Fund.

Mr. Schneebaum’s financial acumen and varied leadership roles in the medical-technology and biotechnology fields, and his experience in investment banking, accounting, and management consulting at leading institutions brings a level of knowledge to the Board that aids greatly in its deliberations.

Executive Officers

Please see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed by such reporting persons.

Based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2011, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with in a timely manner.

Code of Business Conduct and Ethics

The Board has adopted the Code of Business Conduct and Ethics (the “Code”), which sets forth standards of expected conduct of the Chief Executive Officer, financial executives, directors, executive officers, and all employees of the Company. The Code includes policies on employment, conflicts of interest, confidential information, and requires strict adherence to all laws and regulations applicable to the conduct of the Company’s business. A copy of the Code can be found in the Investor Relations section on the Company’s website at www.genvec.com. The Company will disclose any amendment to the Code or waivers of the Code relating to the Company’s directors, executive officers, principal financial and accounting officers, or persons performing similar functions on its website within five business days following the date of any such amendment or waiver.

Audit Committee & Audit Committee Financial Expert

The Board has established the Audit Committee in accordance with Section 3(a) (58) (A) of the Exchange Act. The Board has adopted, and annually reviews, a written charter outlining the practices followed by the Audit Committee. The Audit Committee’s job is one of oversight as set forth in its Charter. It is not the duty of the Audit Committee to prepare the Company’s financial statements, to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate and are in accordance with accepted accounting principles. The Company’s management is responsible for the preparation, presentation and integrity of the financial statements. Management is also responsible for maintaining appropriate accounting and financial reporting practices and policies as well as internal controls and procedures designed to provide reasonable assurance that the Company is in compliance with accounting standards and applicable laws and regulations. The independent registered public accounting firm is responsible for planning and performing an independent audit of financial statements in accordance with auditing standards generally accepted in the United States of America and for auditing the effectiveness of internal control over financial reporting. The independent registered public accounting firm is responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles.

The members of the Audit Committee are Marc R. Schneebaum (Chairman), Zola P. Horovitz, Ph.D., and Kevin M. Rooney. Each member of the Audit Committee is independent as defined by NASDAQ listing standards. The Board has determined that at least one member of the Audit Committee, Marc R. Schneebaum, is an Audit Committee Financial Expert as defined in the SEC’s rules and regulations. The Audit Committee is responsible for appointing, compensating, overseeing and evaluating the selection of the Company’s independent registered public accounting firm and is responsible for overseeing the following: management’s preparation of the Company’s financial statements and management’s conduct of the accounting and financial reporting processes; management’s maintenance of internal controls and procedures for financial reporting; the Company’s compliance with applicable legal and regulatory requirements, including without limitation those requirements relating to financial controls and reporting; the independent auditor’s qualifications and independence; and the performance of the independent auditors, including the annual independent audit of the Company’s financial statements.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

This section describes the 2011 executive compensation program for our “named executive officers.” These officers are:

•	Paul H. Fischer, Ph.D., President and Chief Executive Officer
•	Douglas J. Swirsky, Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
•	Bryan T. Butman, Ph.D., Senior Vice President, Vector Operations
•	Douglas E. Brough, Vice President, Research
•	Michael C. Tucker, Vice President, Legal Affairs and Strategy

Compensation decisions for the CEO are recommended by the Compensation Committee (the “Committee”) and approved by the Board of Directors, while decisions for the other named executives are proposed by the CEO, then reviewed and approved by the Committee.

Executive Summary

Overview of 2011 Performance

The core objectives for 2011 were to advance our product pipeline, enhance the differentiation and ownership of our core technology and expand our partnering efforts. Progress in all areas was achieved and is summarized as follows:

•	Hearing Loss Program: We developed new preclinical data, advanced regulatory and clinical planning, and produced clinical supplies. Each of these accomplishments are critical elements for clinical testing.
•	Foot and Mouth Disease (FMD) Program: Field safety testing was initiated in 2011 and subsequently completed in early 2012. This study is necessary for obtaining a conditional license for use of the FMD vaccine in the National Veterinary Stockpile. Transfer of key technology to Merial, our commercial partner for FMD, was accomplished, enabling further testing of FMD vaccines.
•	Dengue Fever Program: We achieved initial animal testing of our dengue fever vaccine, a collaborative program with U.S. Naval Medical Research Center (NMRC). The data from these tests were necessary to drive further development of this vaccine program.
•	Respiratory Syncytial Virus (RSV) Program: We developed compelling preclinical data and a clear clinical development plan for our RSV vaccine program, both of which are necessary to establish a partnership around this vaccine candidate. We also began partnering discussions for this program.
•	Herpes Simplex Virus (HSV) Program: We established preclinical efficacy for our HSV vaccine program, a necessary step to establish preclinical proof of concept data for recurrent genital herpes, the target indication for this program.

Highlights of Our Compensation Program

Key design components and features of our executive compensation program are:

•	Direction and oversight by the Committee on executive compensation practices.
•	The Committee’s use of Towers Watson, an independent compensation consultant.
•	Total compensation for executives is guided by the 50th percentile of comparable organizations’ compensation data.
•	A substantial portion of compensation is based on the Annual Performance Award Plan, which provides variable payouts to the executives if they meet pre-established corporate and individual goals, thereby tying a portion of their pay to the organization’s performance.

•	The CEO’s Annual Performance Award Plan is 100% based on corporate goals in order to fully align his interests with those of the organization.
•	Use of stock options as equity incentive awards, which we believe is the most prevalent form of equity among biotechnology companies.
•	Market competitive severance and limited change in control policies.
•	No supplemental executive benefits or perquisites.

Objectives and Philosophy

Compensation of our named executive officers is designed not only to attract and retain a quality executive team with the skills the Company believes are necessary to achieve its business plan, but also to reward those individuals over time who continue to perform at or above expectations. We have three key objectives for our program:

Align the interests of our executive officers with those of our stockholders	• Equity compensation is a meaningful portion of total target compensation.
• We use stock options, which do not realize value unless share price increases.
Focus named executive officers on key corporate goals	• We tie performance goals to our business objectives so that executives are rewarded when the organization is successful.

•

Incentive awards are directly aligned with performance goals and if these goals are surpassed, the plan provides for higher levels of award payouts. Conversely, if these goals are less than fully achieved, lower levels are awarded.

Provide a competitive total compensation package that will enable us to attract and retain talent	• We structure our compensation and benefits program after considering the 50th percentile of our primary competitors.
• Our stock options encourage retention and continuity of service.

Process for Determining Executive Compensation

Role of the Committee and the CEO

•	In order to determine compensation for the named executive officers, the Committee reviews competitive information on executive compensation practices from our peer companies as well as an assessment of overall corporate performance and individual performance.
•	The CEO provides a performance review and compensation recommendation for each named executive officer, other than himself.
•	The CEO does not submit an assessment of his own performance, does not present a recommendation on his own compensation, and does not participate in the portion of the meeting where his compensation is determined.
•	The Committee recommends the CEO’s compensation to the Board of Directors and approves compensation for the other named executive officers.

Role of the Independent Consultant

The Committee has retained Towers Watson to provide them with independent compensation data, objective analysis and guidance. Towers Watson reports directly and exclusively to the Committee. Towers Watson has served as the Committee's independent consultant since 2006 and does not provide any other services to the Company.

•	Towers Watson has historically prepared a competitive assessment that covers base salaries, annual performance awards and stock option awards, which is intended to help the Committee determine whether executive compensation is adequate to meet the Company’s objective of attracting and retaining key executives.
•	Towers Watson's competitive assessment also covers the Company's compensation objectives and practices based, in part, on data drawn from peer companies for that year.
•	The competitive assessment is typically received in the late third or fourth quarter, and is then used to both set executive compensation for the next year, and to influence the Committee's final decisions with respect to the payment of annual performance awards for the current year.

The Committee requested a compensation review in 2010 to be used in the Committee’s assessment of 2011 annual performance.

Setting Executive Compensation

Use of Market Compensation Data

In making 2011 compensation decisions, the Committee reviewed market compensation data from the 2010 Radford Biotechnology Survey (the “Radford Survey”). The Radford Survey provides data for a broad group of biotechnology companies and segments the data by number of employees. The Committee reviewed data for companies with 50 – 150 employees, consistent with the size of GenVec.

In addition to the Radford Survey, the Committee reviewed the Towers Watson competitive assessment, which includes data from annual proxy statements of select biotechnology peer companies (“Proxy Peer Group”). In 2010, the Committee asked Towers Watson to develop a new Proxy Peer Group given GenVec's new business strategy, which focuses on research partnerships and collaborations to develop and commercialize drug and vaccine products. In recommending new companies for the Proxy Peer Group, Towers Watson applied the following criteria:

•	Early-stage drug and vaccine research and development (generally pre-clinical to Phase II);
•	Research and development partnerships are a key element of the company's business strategy; and
•	Similar in size to GenVec based on revenues, market capitalization and employees.

The 20 companies identified by Towers Watson and reviewed and approved by the Committee include:

Allos Therapeutics, Inc.	Maxygen, Inc.
Anadys Pharmaceuticals Inc.	Nabi Biopharmaceuticals Inc.
Array BioPharma, Inc.	Peregrine Pharmaceuticals Inc.
Celldex Therapeutics, Inc.	Repligen Corporation
Cyclacel Pharmaceuticals, Inc.	Sunesis Pharmaceuticals Inc.
Cytokinetics Inc.	StemCells Inc.
Marina Biotech, Inc.	Telik Inc.
ArQule Inc.	Curis, Inc.
Dynavax Technologies Corp.	Novavax, Inc.
Sangamo Biosciences Inc.	Vical, Inc.

The Committee believes that the use of both the Radford Survey and the Proxy Peer Group data provides it with the best overall mix of competitive information. The Committee believes that the Radford Survey is commonly used within the biotechnology industry, which is consistent with the objective of providing competitive levels of compensation, and it provides data for comparable positions for each of the named executive officers.

The Committee also believes that using the Proxy Peer Group data provides the ability for peer compensation data to be focused on a specific group of biotechnology companies most similar to GenVec. However, for the Company's Senior Vice President, Vector Operations, the Committee only used the Radford Survey because the Proxy Peer Group does not provide sufficient data for this particular position.

The Committee does not have a policy of setting compensation components, or total compensation, exactly at the 50th percentile of the Radford Survey or the Proxy Peer Group, nor does the Committee formally weight the Radford Survey and Proxy Peer Group Data in making its compensation decisions. Rather, the information is used by the Committee as a guide in setting compensation levels, salaries, annual performance awards and stock option grants. The Committee feels that, in general, GenVec's compensation opportunities should align with the 50th percentile, but it does not apply a formulaic approach. It uses this information to provide it with a solid understanding of compensation practices at the level that it believes best serves the Company’s overall compensation objectives discussed above.

The Committee focuses on reviewing information for the 50th percentile because of its view, which is consistent with Towers Watson's advice, that maintaining competitive levels of compensation to attract and, more importantly, retain the named executive officers is best achieved when compensation opportunities are consistent with the 50th percentile. While the Committee observes data at the 25th and 75th percentiles, this information is not typically used in its decisions. In practice, the Committee may set a particular component above or below the 50th percentile based on factors discussed more fully in the “Base Salaries,” “Annual Performance Award Plan,” and “Long-term Incentives” sections. Additionally, actual compensation realized under the Annual Performance Award and Stock Option plans could ultimately vary from the 50th percentile depending on performance.

Components of Executive Compensation

Summary of Total Direct Compensation

Base Salary	• Provides a stable annual income at a level consistent with individual contributions and experience.	• Base salaries are reviewed annually and adjusted periodically based on individual performance, promotions and trends in competitive market data.
Annual Performance Plan Awards	• Aligns executives’ interests with those of the organization by promoting increased shareholder value and improved financial results.	• The target annual performance award opportunities are expressed as a percent of base salary: 50% for the CEO, 35% for the CFO and 30% for the other named executive officers.
	• Rewards executives when the company achieves critical financial and operational performance goals.	• The CEO’s award is 100% based on corporate goals, while the other named executive officers’ awards are 70% based on corporate goals and 30% based on individual goals.
• Acts as an attraction and retention tool by providing compensation competitive with peer organizations.
Annual Stock Option Grants	• Aligns the interests of stockholders and executives.	• Stock options are the primary form of equity provided annually to the executives.
	• Promotes retention through wealth creation, ownership and vesting.	• These awards generally vest over a four-year period to further emphasize retention.

Base Salaries

The Committee recommends a base salary level for the CEO and approves base salary levels for the other named executive officers based on individual performance, promotions, and trends in the 50th percentile. In instances where an executive officer is a key strategist, well known in a particular field of expertise, or creates policies that may lead to product development, the Committee may provide compensation above the 50th percentile. In considering base salary levels, the Committee gives most weight to the CEO's performance assessment of each named executive officer (other than himself).

In January 2011, based on the factors described above, the Committee approved the base salary increases for the Named Executive Officers indicated in the following table. In addition to the factors described above for setting base salary levels, the footnotes to the table provide additional specific factors that were important to the base salary decisions for the year:

	2010 Base Salary	2011 Base Salary	% Increase	2011 Base relative to 50th percentile
President and CEO(1)	$422,300	$460,750	9.1%	95%
SVP, CFO & Corporate Secretary(2)	$294,786	$302,745	2.7%	104%
SVP, Vector Operations(1)	$253,483	$270,750	6.8%	95%
VP, Research(3)	$250,000	$258,750	3.5%	94%
VP, Legal Affairs & Strategy(3)	$255,000	$262,650	3.0%	103%

(1)	The President and CEO and the SVP, Vector Operations each initially received a 2.7% merit increase for 2011. In September of 2011, after further consideration of market data, each of these officers received an additional salary adjustment to bring each closer to the 50th percentile.
(2)	The SVP, CFO & Corporate Secretary received a merit increase consistent with the Company’s overall approach to merit based compensation increases.
(3)	The VP, Research and VP, Legal Strategy increases considered not only merit increases but that in 2011 each of these officers took on additional responsibility within the Company, which was also reflected by their becoming executive officers in 2011.

Annual Performance Award Plan

Each year, the named executive officers have the opportunity to receive annual performance awards through participation in the Company's Annual Performance Award Plan. Participants in this plan are eligible to receive a target payment that is expressed as a percentage of the participant's base salary and that is based on performance of the Company and each named executive officer's overall individual performance (with the exception of the CEO).

The target annual performance award opportunity is expressed as a percentage of base salary and has historically been consistent with the peer group 50th percentile, referencing both the Radford Survey and the Proxy Peer Group Data received at the end of the prior year. Annual performance award opportunities for 2011 were set at 50% of base salary for the CEO, 35% of base salary for the CFO and 30% of base salary for the other named executive officers. For all named executive officers, the 2011 annual performance award opportunity was at the peer group 50th percentile of the Radford Survey and the percentages were the same for each named executive officer as they had been in 2010. The Proxy Peer Group data received in late in the 3rd quarter validated that the annual performance award opportunity was consistent with the Proxy Peer Group.

For the CEO, 100% of the annual performance award is payable based on corporate goals. For the other named executive officers, 70% is payable based on corporate goals and 30% is payable based on individual goals.

2011 Performance Goals

The corporate goals for 2011, level of achievement and weight are described below:

•	Hearing loss: Advance program to Investigational New Drug (IND) status (weighted 20%).

•	RSV vaccine: Advance the program to a partnership or phase I clinical plan (weighted 25%).
•	HSV vaccine: Positive data in mouse model (weighted 15%)
•	FMD Vaccine: Conditional license (weighted 5%), technology evaluation by Merial (weighted 5%)
•	Other programs: Supporting data for vaccine pipeline development (weighted 15%), TNFerade license (weighted 5%)
•	Financial goal: Overall cash burn of no more than $4 million (weighted 15%)

In general, achievement of 100% of the corporate goals and the Committee's positive evaluation of individual performance will result in an annual incentive award payment to the individual at the target level. The Committee retains the discretion to pay the annual performance awards at levels below or above the target level as it evaluates both the achievement of corporate goals, taking into account the weightings assigned to each goal, and the individual performance of the executives. The Committee retains the right not to make any payments if, in their judgment, it is not feasible based on the financial state of the Company or other business concerns related to the Company. In order to validate its overall approach, the Committee also considers any Proxy Peer Group Data received at the end of the performance year, as that data is more current than the data received before the beginning of the year.

The Committee determined that the executives performed solidly and that the payments under the Company's annual performance award plan should reflect the organization’s achievements.

For purposes of the portion of the annual performance award that is based on individual performance for the named executive officers other than our CEO, the Committee considered the following individual accomplishments:

•	SVP, CFO, Treasurer and Corporate Secretary: (1) strong support of core programs through management of financial and accounting functions, business development, information technology and facilities; and (2) focus on outreach efforts to the institutional investor base and effect reverse stock split.
•	SVP, Vector Operations: (1) advancement of FMD vaccine to field safety testing; and (2) production of clinical supplies for the Hearing Loss program.
•	VP, Research: (1) research and development support for hearing loss lead and back up programs; (2) development of key new data supporting product pipeline; and (3) advance our core technology base through differentiation and strengthen our intellectual property base.
•	VP, Legal Affairs & Strategy: Coordinated with internal staff and outside counsel to extend protections for key intellectual property rights.

The following chart summarizes the bonuses paid in 2012 to each of the named executive officers for 2011 performance.

Named Executive Officer	Target Award ($)	Corporate Goals (%)	Individual Goals (%)	Corporate Goals (%)	Individual Goals (%)	% of Target Award (%)	Dollar Amount ($)
President & CEO	$230,375	100	0	50	n/a	50	$115,188
SVP, CFO & Corporate Secretary	$105,961	70	30	50	40	47	$49,802
SVP, Vector Operations	$81,225	70	30	50	40	47	$38,176
VP, Research	$77,625	70	30	50	85	60	$46,963
VP, Legal Affairs & Strategy	$78,795	70	30	50	20	41	$32,306

Long-term Incentives

Annual Stock Option Grants

The Company uses stock options for its equity incentive awards in order to be consistent with its objective to align the interests of stockholders and its executives. Stock options were selected for two reasons: (1) the realizable value of the options to employees is dependent on an improvement in stock price; and (2) stock options continue to be the most prevalent form of equity award at biotechnology companies, according to Towers Watson’s research.

Stock options are awarded annually and are considered part of total compensation, along with base salary and annual performance awards. Stock options generally vest over a four-year period, with one-eighth of each option grant vesting six months after the date of grant and the remainder vesting ratably over the following 42 months. This vesting schedule was selected because of the Company's belief that it is consistent with industry practice while still providing a relatively long retention benefit.

Prior to the Committee setting the size of option awards, the CEO makes a recommendation to the Committee for the other named executive officers. The CEO generally uses the Radford Survey and Proxy Peer Group as a starting point in developing his recommendations (other than for himself) and those data are also available to the Committee when it makes its decisions. In 2011, the CEO relied on the Radford Survey and the updated Proxy Peer Group data.

Following review of the market compensation data and the CEO's recommendations, the Committee also considers, in its collective experience and judgment, the CEO's individual performance assessments of the other named executive officers and other factors including the number of options already held by the executive and retention considerations. No formal weightings are applied to these factors in determining the size of option grants.

The following table summarizes the stock options awarded to the named executive officers in 2011.

	Options Awarded	Grant Fair Value
President and CEO	40,000	$176,036
SVP, CFO, Treasurer and Corporate Secretary	20,000	$88,019
SVP, Vector Operations	20,000	$88,019
VP, Research	20,000	$88,019
VP, Legal Affairs & Strategy	20,000	$88,019

Timing of Equity Grants and Other Equity Granting Policies

Annual stock option grants are made in the first quarter of each fiscal year. These awards are discussed during the same meeting when the Committee determines all elements of the executive officers' compensation for the year.

Stock options that are granted as part of the long-term incentive program are granted with an exercise price equivalent to the closing price of the Common Stock on NASDAQ Capital Market on the date of grant. Stock options that are granted to any newly hired or promoted executive officers during the course of the year must be approved by the Committee prior to extending an offer or promotion. The exercise price of stock options granted to a newly hired executive officer is set at the closing price of GenVec's Common Stock on NASDAQ on the start date of the executive officer. The exercise price of stock options granted to an executive officer when the officer is promoted is set on the effective date of the promotion.

The Company does not currently maintain any formal policy regarding executive officer stock ownership or the hedging of economic risk related to such stock ownership nor does it have any program, plan or obligation that requires it to grant equity compensation to any executive on specified dates. The authority to make equity grants to executive officers rests with the Committee, although, as noted above, the Committee does consider the recommendations of the CEO in setting the stock option grants of the other named executive officers.

Executive Perquisites and Supplemental Benefits

We do not provide any executive perquisites or supplemental benefits.

Severance and Change in Control Policies

GenVec has salary continuation agreements with each of the named executive officers and change in control agreements with the CEO and the SVP, CFO, Corporate Secretary and Treasurer. The Company entered into these severance arrangements because it believed that they are important to attract and retain qualified executive officers due to the prevalence of similar provisions in the market in which it competes for executives. An executive compensation assessment provided by Towers Watson when these programs were initially put in place confirmed through a review of peer group data that the Company's severance and change in control practices were consistent with the practices in the peer group.

GenVec's salary continuation agreements provide payments upon termination without cause. As discussed above, these agreements are provided based on competitive market practice. The Company also desires to provide some level of income continuity should an executive's employment be terminated without cause. In doing so, the Company achieves greater management stability and minimizes costs involving unwanted management turnover.

Under the terms of the salary continuation agreements, if the named executive officer is terminated without cause and other than by reason of death or disability, the executive will be paid the executive's regular base salary for a specified period. For the CEO, the period is 24 months; for the other named executive officers, it is 12 months. The named executive officer will also receive a bonus equal to the bonus paid to the officer for the fiscal year preceding the termination date, pro rata. These agreements also include continued health and welfare benefits for the same period as salary continuation, a non-compete for the same period as the salary continuation and a non-disparagement clause.

The change in control agreements with the CEO and the SVP, CFO, Treasurer and Corporate Secretary provide payments upon termination without cause following a change in control. As discussed above, these agreements are provided based on competitive market practice. The agreements are also designed to ensure that the executive's interests remain aligned with stockholders while the Company considers, or during the pendency of, a transaction that involves a change of control.

Under the terms of the change in control agreement, if a change in control event occurs and if the CEO's employment is terminated or if he resigns for good reason following a change in control, he would receive a lump sum payment equal to his monthly salary and average monthly bonus times 24, continued health and welfare benefits for a 24 month period and a pro-rata bonus for the termination year. In addition, his agreement allows for an excise tax gross-up payment, reimbursement of certain legal costs, and the accelerated vesting of all unvested options at termination. The SVP, CFO, Treasurer and Corporate Secretary’s agreement is similar, except his agreement uses a multiple of 18 months in place of 24 months.

Additional information regarding these agreements, including a definition of key terms and a quantification of benefits that would be received by the named executive officers had termination or a change in control occurred on December 31, 2011, is found below under the heading “Potential Payments on Termination or Change in Control.”

Compensation Deductibility Policy

Under Section 162(m) of the Code and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1.0 million paid to the CEO and the three most highly compensated executive officers (other than the CFO). Performance-based compensation that has been approved by stockholders, however, is excluded from the $1.0 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the Board Committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m). The applicability of Section 162(m) in the Company's compensation programs influences the overall design of the Company's compensation program, including the decision to use stock options.

At this time, however, the Section 162(m) $1.0 million cap does not directly impact the cash compensation programs given that stock options qualify as performance-based compensation and none of the executive officers is expected to receive greater than $1.0 million in cash compensation. The Company intends to continue to monitor the applicability of Section 162(m) and expects that it will make efforts to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery of compensation to the named executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in the Company’s Proxy Statement for 2012.

Compensation Committee:
March 5, 2012

Wayne T. Hockmeyer, Ph.D. (Chair)
Edward M. Connor, Jr. M.D.
William N. Kelley, M.D.
Marc R. Schneebaum

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

EXECUTIVE COMPENSATION TABLES AND INFORMATION

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2011:

Name and Principal Position(1)	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)		Total ($)
Paul H. Fischer, President and Chief Executive Officer	2011	441,284	—	176,036	115,188	19,985		752,493
	2010	422,300	—	654,094	53,000	6,125		1,135,519
	2009	410,000	71,100	118,384	205,000	6,125		810,609
Douglas J. Swirsky, Sr. Vice President, Chief Financial Officer	2011	302,745	—	88,019	49,802	13,825		454,391
	2010	294,786	—	245,285	40,000	650		580,721
	2009	286,200	39,500	70,096	85,000	1,193		481,989
Bryan T. Butman, Sr. Vice President, Vector Operations	2011	263,249	—	88,019	38,176	13,825		403,269
	2010	253,483	—	245,285	30,000	6,125		534,893
	2009	246,100	39,500	70,096	75,000	7,162	(5)	437,858
Douglas E. Brough, Vice President, Research	2011	258,750	—	88,019	46,963	11,515		405,247
Michael C. Tucker, Vice President, Legal Affairs and Strategy	2011	262,650	—	88,019	32,306	11,515		394,490

(1)	In 2011, the Company had a total of five executive officers, two of whom, Dr. Brough and Mr. Tucker, were named in 2011.
(2)	Amounts represent the aggregate grant date fair value as computed in accordance with ASC Topic 718.
(3)	Represents amounts earned under the Company's annual performance award plan for the respective year. The Company's 2011 annual performance award plan is further discussed in the “Compensation Discussion and Analysis” portion of this Annual Report.
(4)	Includes compensation associated with vested stock awards and matching contributions for each executive officer allocated by the Company under GenVec's 401(k) plan and market value of vested restricted stock awards.
(5)	Includes a $1,037 Anniversary bonus.

Grants of Plan Based Awards

The following table presents information on equity awards granted under the 2002 Stock Incentive Plan and awards granted under the annual performance award plan during the year ended December 31, 2011 to the named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(2)(3)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Paul H. Fischer	1/19/11		230,375
	1/19/11				40,000	5.70	176,036
Douglas J. Swirsky	1/19/11		105,961
	1/19/11				20,000	5.70	88,019
Bryan T. Butman	1/19/11		81,225
	1/19/11				20,000	5.70	88,019
Douglas E. Brough	1/19/11		77,625
	1/19/11				20,000	5.70	88,019
Michael C. Tucker	1/19/11		78,795
	1/19/11				20,000	5.70	88,019

(1)	Represents the potential amounts to be paid under our 2011 annual performance award plan. For further explanation of the 2011 annual performance award plan, including the target amount set by the Compensation Committee (as a percentage of their base salary) that each named executive officer was entitled to earn, see the “Compensation Discussion and Analysis” section of this Annual Report.
(2)	All options were granted under the Company's 2002 Stock Incentive Plan, and vest over a four-year period, with 12.5% vesting six months after the grant date and the remaining shares vesting ratably over the remaining 42 months.
(3)	All awards have been adjusted to reflect the effect of the Reverse Stock Split.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to outstanding stock options and restricted stock awards held by the named executive officers as of December 31, 2011. All outstanding grants listed below were made under the Company’s 2002 Stock Incentive Plan.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)(2)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(4)
Paul H. Fischer	4,000	—	40.50	1/18/2012
	6,000	—	32.50	7/30/2012
	15,000	—	32.10	1/15/2014
	15,000	—	18.80	1/19/2015
	15,000	—	16.90	1/18/2016
	20,000	—	26.10	1/18/2017
	29,375	625	17.90	1/16/2018
	27,708	10,292	4.10	1/22/2019
	19,167	20,833	22.00	1/20/2020
	9,167	30,833	5.70	1/19/2021
					4,500	10,485
Douglas J. Swirsky	30,000	—	11.30	9/18/2016
	3,000	—	26.10	1/18/2017
	14,688	312	17.90	1/16/2018
	16,407	6,093	4.10	1/22/2019
	7,188	7,812	22.00	1/20/2020
	4,583	15,417	5.70	1/19/2021
					2,500	5,825
Bryan T. Butman	500	—	31.60	2/20/2012
	2,000	—	32.50	7/30/2012
	3,000	—	32.10	1/15/2014
	4,500	—	18.80	1/19/2015
	7,500	—	16.90	1/18/2016
	7,500	—	26.10	1/18/2017
	17,135	365	17.90	1/16/2018
	16,406	6,094	4.10	1/22/2019
	7,188	7,812	22.00	1/20/2020
	4,583	15,417	5.70	1/19/2021
					2,500	5,825
Douglas E. Brough	1,000	—	32.50	7/30/2012
	1,250	—	32.10	1/15/2014
	500	—	39.50	3/1/2014
	2,500	—	18.80	1/19/2015
	2,500	—	16.90	1/18/2016
	4,000	—	26.10	1/18/2017
	2,448	52	17.90	1/16/2018
	3,667	333	21.80	4/16/2018
	2,917	1,083	4.10	1/22/2019
	5,990	6,510	22.00	1/20/2020
	1,604	1,896	17.90	2/1/2020
	4,583	15,417	5.70	1/19/2021
					1,750	4,078

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)(2)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(4)
Michael C. Tucker	6,000	—	23.80	9/10/2017
	2,448	52	17.90	1/16/2018
	3,833	167	13.60	2/15/2018
	7,292	2,708	4.10	1/22/2019
	5,990	6,510	22.00	1/20/2020
	1,604	1,896	17.90	2/1/2020
	4,583	15,417	5.70	1/19/2021
					1,750	4,078

(1)	All awards have been adjusted to reflect the effect of the Reverse Stock Split.
(2)	The options indicated in the table above as unexercisable at December 31, 2011 result from the following option grants which vest over a four year period with 12.5% vesting after six months from the date of grant and the remainder vesting ratably over the next 42 months.

On January 16, 2008, Dr. Fischer was granted 30,000 options, Mr. Swirsky was granted 15,000 options, Dr. Butman was granted 17,500 options, Dr. Brough was granted 2,500 options, and Mr. Tucker was granted 2,500 options.

On February 15, 2008, Mr. Tucker was granted 4,000 options.

On April 16, 2008, Dr. Brough was granted 4,000 options.

On January 22, 2009, Dr. Fischer was granted 38,000 options, Mr. Swirsky and Dr. Butman were granted 22,500 options each, Dr. Brough was granted 4,000 options, and Mr. Tucker was granted 10,000 options.

On January 20, 2010, Dr. Fischer was granted 40,000 options, Mr. Swirsky and Dr. Butman were granted 15,000 options each, Dr. Brough and Mr. Tucker were granted 12,500 options each.

On February 1, 2010, Dr. Brough and Mr. Tucker were each granted 3,500 options.

On January 19, 2011, Dr. Fischer was granted 40,000 options and Mr. Swirsky, Dr. Butman, Dr. Brough, and Mr. Tucker were each granted 20,000 options.

(3)	The restricted stock awards indicated in the table above were granted on October 14, 2009 and will vest on October 14, 2012.
(4)	The market value of the shares of common stock that have not vested is based on the closing price of our common stock on the NASDAQ Capital Market of $2.33 on December 31, 2011.

Option Exercises and Stock Awards Vested in the Fiscal Year

The following table provides information with respect to stock options and restricted stock awards held by the named executive officers that were either exercised or vested during the fiscal year ended December 31, 2011. All grants listed below were made under the Company’s 2002 Stock Incentive Plan.

	OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (#)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Paul H. Fischer, Ph.D	0	0	4,500	13,860
Douglas J. Swirsky	0	0	2,500	7,700
Bryan T. Butman, Ph.D	0	0	2,500	7,700
Douglas E. Brough, Ph.D	0	0	1,750	5,390
Michael C. Tucker	0	0	1,750	5,390

(1)	The value realized of the shares of common stock that have vested is based on the closing price of our common stock on the NASDAQ Capital Market of $3.08 on October 14, 2011, the day the stock awards vested.

Under the terms of the stock option award agreements, a “change in control” means the occurrence of any of the following events:

•	any person becomes the beneficial owner of 40% or more of the Company’s common stock;
•	the Company’s stockholders approve a merger, consolidation, share exchange, division or other reorganization of the Company with any other organization;
•	the Company’s stockholders approve a complete plan of liquidation, winding-up of the Company, or an agreement for the sale or disposition of all or substantially all of the Company’s assets; or
•	during any twenty-four month period, individuals who at the beginning of such period constituted the Board cease for any reason to constitute at least a majority of the Board.

Potential Payments on Termination or Change in Control

Salary Continuation Agreements.  The Company entered into a salary continuation agreement with Dr. Fischer and Mr. Swirsky pursuant to a form of agreement that was adopted in October 2002 and entered into amendments of these agreements in December 2008 to provide for technical compliance with certain Treasury regulations. The Company has also entered into salary continuation agreements with Drs. Butman and Brough and Mr. Tucker with terms substantially similar to the form of agreement adopted in October 2002 as amended by the December 2008 amendment. Under the terms of the salary continuation agreements, if the named executive officer is terminated without “cause” (as defined below) and other than by reason of death or disability, the officer will be paid the officer’s regular base salary for a specified period. For Dr. Fischer, the period is 24 months; for each of the other named executive officers it is 12 months. The named executive officer will also receive a pro-rata bonus equal to the product of the bonus paid to the officer for the fiscal year preceding the termination date, divided by 12 months times the number of months of service during the year of termination. These agreements also include continued health and welfare benefits for the same period as salary continuation, a non-compete for the same period as the salary continuation and a non-disparagement clause.

The table below shows the amount each of the named executive officers would have been entitled to receive in the event of a qualifying termination by the Company as of December 31, 2011, pursuant to the terms of the applicable salary continuation agreements and the terms of the stock option plan under which the options were originally granted, either the Company’s 2002 Stock Incentive Plan or the 1993 Employee Stock Option Plan.

	Cash Severance Payments ($)(1)	Continuation of Benefits ($)(2)	Total ($)
Paul H. Fischer, Ph.D.	974,500	31,507	1,006,007
Douglas J. Swirsky	342,745	20,292	363,037
Bryan T. Butman, Ph.D	300,750	12,618	313,368
Douglas E. Brough, Ph.D	291,750	16,295	308,045
Michael C. Tucker	295,650	16,319	311,969

(1)	Includes salary continuation for the period specified in the executive officer's salary continuation agreement and the pro-rata bonus amount. For the purposes of the table, the Company used the amount of the actual bonus earned by each executive officer in 2010 and paid in 2011, which is set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.
(2)	Includes the cost of medical, dental, life, accidental death and dismemberment and long-term disability insurance for the period specified in the salary continuation agreement.

Under the terms of the salary continuation agreements, “cause” is defined to include:

•	the willful and continued failure of the named executive officer to substantially perform his duties;
•	willfully engaging in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company;
•	personal dishonesty or breach of fiduciary duty to the Company for personal benefit at the expense of the Company; or
•	willfully violating any law, rule, regulation, or order in a manner that is materially and demonstrably injurious to the Company.

Acceleration of Stock Awards.  The form of stock option award agreements for stock option grants and restricted stock awards made to each of the named executive officers provides that in the event of a change in control (as defined below), all unvested equity awards will accelerate in full. The following table sets forth the value of the acceleration that each named executive officer would have been entitled to receive had a change of control occurred on December 31, 2011 at the closing price of our common stock on the NASDAQ Capital Market of $2.33 on December 31, 2011.

Long-term Incentive Compensation ($)
Paul H. Fischer, Ph.D.(1)	10,485
Douglas J. Swirsky(1)	5,825
Bryan T. Butman, Ph.D	5,825
Douglas E. Brough, Ph.D	4,078
Michael C. Tucker	4,078

(1)	Dr. Fischer and Mr. Swirsky also have additional agreements with respect to certain changes in control of the Company that are disclosed below.

Change in Control Agreements with Dr. Fischer and Mr. Swirsky.  GenVec entered into a change in control agreement with Dr. Fischer in October 2002 and with Mr. Swirsky when he joined the Company in September 2006. These agreements were amended in December 2008 to provide for technical compliance with certain Treasury regulations. Dr. Fischer and Mr. Swirsky are entitled to certain payments upon termination without cause (as defined in the salary continuation agreements described above) following a change in control (as defined in the stock option award agreements described above).

Specifically, if Dr. Fischer’s employment is terminated without cause other than as a result of his death or disability or if he resigns for good reason within two years following a change in control, he is entitled to a lump sum severance payment equal to his monthly salary and average monthly bonus times 24, continued health and welfare benefits for a 24 month period and a pro-rata bonus for the termination year. In addition, his agreement provides for an excise tax gross-up payment, reimbursement of certain legal costs related to the enforcement of the agreement and the accelerated vesting of all unvested options at termination. Mr. Swirsky’s agreement provides him with the same benefits as Dr. Fischer’s agreement, except that his agreement provides for benefits for an 18 month period in lieu of a 24 month period.

In addition, pursuant to the change in control agreements, upon the death or disability of Dr. Fischer or Mr. Swirsky during such time as each individual is entitled to any payments or benefits under the agreements, such payments and benefits are payable to Dr. Fischer’s or Mr. Swirsky’s heirs or estate, respectively. To the extent Dr. Fischer or Mr. Swirsky becomes entitled to benefits under the change in control agreements, the salary continuation agreement is superseded and they will not receive any benefit under that agreement.

Under the terms of the change in control agreements, “good reason” is defined as the occurrence of any of the following events without the consent of the executive in connection with a change of control, unless, if correctable, such circumstances are fully corrected with 30 days of the notice of termination given in respect thereof with notice must be given within 90 days of the occurrence:

•	the assignment to the executive of any duties inconsistent in any material respect with the executive’s position, authority, duties or responsibilities, as they were immediately prior to the change in control;
•	the diminution in any material respect in the executive’s position, authority, duties or responsibilities as they were immediately prior to a change in control;
•	a reduction by the Company in the executive’s annual base salary;
•	a relocation of more than 35 miles from where the executive’s office or location was immediately prior to a change in control;
•	the failure to continue any compensation plan in which the executive participates, unless an equitable arrangement has been made, or the continuation of the plan under materially less favorable terms;
•	the failure by the Company to pay to the executive any deferred compensation when due under any deferred compensation plan or agreement applicable to the executive; or
•	a material breach by the Company of the terms and provisions of the change in control agreement.

To constitute good reason for purposes of the change in control agreement, the termination by the executive must occur with two years following the initial occurrence of the event triggering the good reason.

Assuming a termination event had occurred on December 31, 2011 following a change of control, Dr. Fischer and Mr. Swirsky would have been entitled to the amounts set forth in the table below.

	Cash Severance Payments ($)(1)	Continuation of Benefits ($)(2)	Acceleration of Unvested Stock Options and Restricted Stock ($)(3)	Total ($)
Paul H. Fischer, Ph.D.	1,409,875	31,507	10,485	1,451,867
Douglas J. Swirsky	653,828	30,439	5,825	690,092

(1)	Includes severance payment as specified in the executive officer's change in control agreement and pro-rata bonus amount.

(2)	Includes the cost of medical, dental, life, accidental death and dismemberment and long-term disability insurance for the period specified in the change in control agreement.
(3)	The value set forth in this column is equal to the acceleration of the restricted stock awards and outstanding unvested stock options at December 31, 2011, multiplied by the closing price of our common stock on the NASDAQ Capital Market of $2.33 on December 31, 2011.

DIRECTOR COMPENSATION TABLE

The Compensation Committee, pursuant to its charter, periodically reviews the compensation of non-employee directors. The Company’s current policy for the compensation of non-employee directors, which was approved in September 2011, provides that non-employee directors of the Company receive $30,000 annually for their service on the Board of Directors, $2,000 for each Board meeting attended, and $1,000 for each committee meeting attended. Additionally, the chairman of each of the Company’s committees receives an additional annual payment of $7,000, with the exception of the Audit Committee chairman who receives an annual payment of $10,000. The Chairman of the Board of Directors receives $35,000 annually, $4,000 for each Board meeting attended, and $1,000 per committee meeting.

Prior to the Compensation Committee’s approval of the current director compensation policy in September 2011, the Company’s policy for the compensation of non-employee directors provided that non-employee directors of the Company received $20,000 annually for their service on the Board of Directors, $2,000 for each Board meeting attended, and $1,000 for each committee meeting attended. Additionally, the chairman of each of the Company’s committees received an additional annual payment of $3,500 with the exception of the Audit Committee chairman who received an annual payment of $5,000. The Chairman of the Board of Directors received $24,000 annually, $4,000 for each Board meeting attended, and $1,000 per committee meeting.

Directors who are employees of GenVec do not receive fees or other compensation for their services as directors. All directors are reimbursed for travel and other expenses incurred in the performance of their duties.

In addition, each non-employee director receives: (i) upon becoming a director, an option to purchase 2,000 shares of Common Stock that is exercisable ratably over a four-year period, and (ii) after our Annual Meeting of Stockholders each year, an annual grant of an option to purchase 1,500 shares of Common Stock, 50% of which becomes exercisable six months after the date of grant and 50% of which becomes exercisable 12 months after the date of grant. In the case of the Chairman of the Board, the annual grant is of an option to purchase 2,250 shares of Common Stock. Director options have an exercise price equal to the fair market value of GenVec common stock on the date of the grant and a ten-year term. As noted above, these awards reflect the effect of the Reverse Stock Split.

The following table details the total compensation earned by the Company’s non-employee directors in 2011:

Name(1)	Fees Earned or Paid in Cash(2) ($)	Option Awards(3) ($)		Total ($)
Edward M. Connor, Jr., M.D.	$26,596	$8,201	(3)	$34,797
Wayne T. Hockmeyer, Ph.D.	$53,240	$3,515	(3)	$56,755
Zola P. Horovitz, Ph.D.	$65,049	$5,272	(3)	$70,321
William N. Kelley, M.D.	$50,240	$3,515	(3)	$53,755
Adel A.F. Mahmoud, M.D., Ph.D.	$25,596	$8,201	(3)	$33,797
Kevin M. Rooney	$40,772	$3,515	(3)	$44,287
Joshua Ruch(4)	$15,176	$—		$15,176
Marc R. Schneebaum	$53,155	$3,515	(3)	$56,670

(1)	Dr. Fischer, the President and Chief Executive Officer of GenVec, does not receive any compensation as a Director of the Company. Dr. Fischer's compensation is disclosed in the Summary Compensation Table.
(2)	All annual retainers payable to the chairman of the board, the chairman of each committee and for the directors in general are paid in quarterly installments. Because the increases in the amounts of such annual retainers were approved in September 2011, the amounts payable for the third quarter of 2011 were prorated.
(3)	On June 15, 2011, each of the Company's continuing non-management directors received an option to purchase 1,500 shares, which had an aggregate grant date fair value of $3,515, except for Dr. Horovitz, who received an option to purchase 2,250 shares, which had an aggregate grant date fair value of $5,272. In addition, Dr. Connor and Mahmoud each received an option to purchase 2,000 shares, which had an aggregate grant date fair value of $4,686, when they were elected to the Board of Directors. All fair values have been computed in accordance with ASC Topic 718.
(4)	Mr. Ruch did not stand for re-election at the Annual Shareholder Meeting on June 15, 2011.

As of December 31, 2011, each director had the following number of vested and unvested options outstanding:

Name(1)	Total (#)	Vested (#)	Unvested (#)
Edward M. Connor, Jr., M.D.	3,500	750	2,750
Wayne T. Hockmeyer, Ph.D.	15,000	14,250	750
Zola P. Horovitz, Ph.D.	19,529	18,404	1,125
William N. Kelley, M.D.	17,000	16,250	750
Adel A.F. Mahmoud, M.D., Ph.D.	3,500	750	2,750
Kevin M. Rooney	8,000	6,750	1,250
Joshua Ruch(2)	13,529	13,529	—
Marc R. Schneebaum	9,500	8,750	750

(1)	All unvested options vest on June 15, 2012 for all directors with the exception of Mr. Rooney's, Dr. Connor's and Dr. Mahmoud's options. Mr. Rooney has 750 options that will vest on June 15, 2012, with the remaining 500 options vesting on January 16, 2012. Drs. Connor and Mahmoud each have 750 options that will vest on June 15, 2012, with the remaining 2,000 options vesting ratably over four years beginning on June 15, 2012.
(2)	Mr. Ruch did not stand for re-election at the Annual Shareholder Meeting on June 15, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 5, 2012 (unless otherwise specified), regarding the beneficial ownership of the Company’s Common Stock by (i) each named executive officer (as defined below) of the Company, (ii) each director of the Company, (iii) all current directors and executive officers as a group and (iv) all persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after March 5, 2012 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 12,958,009 shares of Common Stock outstanding on March 5, 2012. Unless otherwise specified, the address for each director or executive officer is care of the Company at its principal office.

Name of Beneficial Owner(1)	Total Number of Shares Beneficially Owned	% of Class Owned
Beneficial Owner of More than 5% of the Outstanding Common Stock:
BVF Partners L.P. and affiliates(2)	1,194,100	9.2%
Directors and Named Executive Officers:
Paul H. Fischer, Ph.D.	222,788	1.7%
Edward M. Connor, Jr. M.D.	3,250	*
Wayne T. Hockmeyer, Ph.D.	17,250	*
Zola P. Horovitz, Ph.D.	24,161	*
William N. Kelley, Ph.D.	16,750	*
Adel A.F. Mahmoud, M.D., Ph.D.	1,250	*
Kevin M. Rooney	8,000	*
Joshua Ruch(3)	—
Marc R. Schneebaum	9,250	*
Douglas J. Swirsky	110,471	*
Douglas E. Brough, Ph.D.	42,084	*
Bryan T. Butman, Ph.D.	78,854	*
Michael C. Tucker	37,626	*
All directors and executive officers as a group (12 persons)	571,734	4.4%

(1)	Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of March 5, 2012 in the following amounts: Paul H. Fischer, 166,875 shares; Edward M. Connor, 750 shares; Wayne T. Hockmeyer, 14,250 shares; Zola P. Horovitz, 18,404 shares; William N. Kelley, 16,250 shares; Adel A.F. Mahmoud, 750 shares; Kevin M. Rooney, 7,250 shares; Marc R. Schneebaum, 8,750 shares; Douglas J. Swirsky, 80,971 shares; Douglas E. Brough, 36,751 shares; Bryan T. Butman, 74,969 shares; Michael C. Tucker, 35,876 shares; and directors and executive officers as a group (12 people) 461,846 shares.

Note: The number of “directors and executive officers as a group” should not include people who are not serving at the time of the Annual Report, notwithstanding that they are listed in the table.

(2)	Based solely on the Schedule 13G/A filed February 10, 2012 by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), BVF Investments, L.L.C. (“BVLLC”), Investment 10, L.L.C. (“ILL10”), BVF Partners L.P. (“BVF Partners”), BVF Inc., and Mr. Mark

Lampert. As disclosed in the Schedule 13G/A: (i) BVF beneficially owned 249,100 shares, (ii) BVF2 beneficially owned 152,600 shares, (iii) BVLLC beneficially owned 710,500 shares, (iv) ILL10 beneficially owned 81, 900 shares, and (v) each of BVF Partners, BVF Inc. and Mr. Lampert may be deemed to own 1,194,100 shares.

BVF Partners, BVF Inc. and Mr. Lampert each disclaim beneficial ownership of the shares beneficially owned by BVF, BVF2, BVLLC, and ILL10. The address for the above entities and person is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.

(3)	Mr. Ruch did not stand for re-election at the June 15, 2011 Annual Shareholders' Meeting.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2011:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,372,745	$15.67	852,990
Equity compensation plans not approved by security holders	—	—	—
Total	2,372,745	$15.67	852,990
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company’s senior management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions, including obtaining annual written certifications of the directors and executive officers with respect to their knowledge of related person transactions. The Company’s senior management is responsible for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. The Audit Committee reviews and approves or ratifies any related party transaction that meets the standard for disclosure under the SEC rules. The Audit Committee’s review of related party transactions, including information reported to the Audit Committee by senior management and the written certifications, encompasses transactions with related persons within the meaning of Item 404(a) of Regulation S-K as promulgated by the SEC. The Audit Committee reviews each potential related party transaction on its underlying merit. In accordance with the Audit Committee’s practices, in the course of its review and approval or ratification of related person transactions, the Committee considers:

•	the nature of the related person’s interest in the transaction;
•	the material terms of the transaction, including, without limitation, the amount and type of transaction;
•	the importance of the transaction to the related person;
•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
•	any other matters the committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Director Independence

The Board of Directors has affirmatively determined that each of the following directors is independent within the meaning of the NASDAQ director independence standards: Edward M. Connor, Jr., M.D.; Wayne T. Hockmeyer, Ph.D.; Zola P. Horovitz, Ph.D.; William N. Kelley, M.D.; Adel A.F. Mahmoud, M.D., Ph.D.; Kevin M. Rooney: and Marc R. Schneebaum. The Board of Directors has determined that Paul H. Fischer, Ph.D., the Company’s President and Chief Executive Officer, is not independent within the meaning of the NASDAQ director independence standards. The Board has also determined that all standing committees of the Board of Directors are composed entirely of independent directors.

The Board does not have a policy on whether the roles of Chairman of the Board and Chief Executive Officer should be separate. Historically, the Company has split the positions of the Chairman of the Board and Chief Executive Officer because we believe that this structure is appropriate given the differences between the two roles in our current management structure. Our Chief Executive Officer, among other duties, is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board, among other responsibilities, provides guidance to the Chief Executive Officer and presides over meetings of the full Board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to GenVec by KPMG LLP for professional services rendered for the years ended December 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$334,400	$473,570
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$334,400	$473,570

Audit Fees

These fees consist of fees for professional services rendered for the audit of GenVec’s financial statements, review of the interim financial statements included in quarterly reports, and services in connection with regulatory filings.

Audit-Related Fees

These fees comprise assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. GenVec did not incur such fees during 2011 or 2010.

Tax Fees

These fees comprise tax compliance and tax preparation assistance for state and federal filings; consultations concerning tax related matters and other tax compliance projects. GenVec did not incur such fees during 2011 or 2010.

All Other Fees

All other fees consist of fees not included in any other category. GenVec did not incur such fees during 2011 or 2010.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by KPMG LLP, our independent registered public accounting firm. On an ongoing basis, management of GenVec defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of KPMG LLP. On a periodic basis, GenVec’s management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. In 2011, all fees paid to KPMG LLP were pre-approved pursuant to the Audit Committee’s policy. To ensure prompt handling of unexpected matters, the Audit Committee’s charter authorizes its Chairman to act on behalf of the Audit Committee in between regularly scheduled meetings, including pre-approving services provided by KPMG LLP. If the Chairman exercises this authority, he reports the action taken to the Audit Committee at its next regular meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements — See “Index to Financial Statements” on page F-1 below for a list of the financial statements being filed herein.

Financial Statements Schedules — All financial statement schedules are omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or notes thereto.

Exhibits — The Exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation, as amended, of the Company.(25)
3.1(a)	Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company.(26)
3.2	Amended & Restated Bylaws of the Company.(11)
4.1	Specimen Common Stock Certificate.(1)
4.2	Rights Agreement dated as August 11, 2011 between the Company and American Stock Transfer & Trust Company, LLC, the form of Certificate of Designation of Series B Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto.(26)
4.3	Form of Warrant.(14)
4.4	Form of Warrant.(15)
4.5	Form of Warrant.(17)
10.1	Form of Indemnification Agreement for Directors and Officers.*(1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(8)
10.3	Amendment to the GenVec, Inc. 2002 Stock Incentive Plan.*(19)
10.4	Amended and Restated 1993 Stock Incentive Plan and forms of agreements thereunder.*(2)
10.5	Amended and Restated 2000 Director Option Plan.*(5)
10.6	2011 Omnibus Incentive Plan.*(27)
10.7	License Agreement dated May 31, 1996 between Scios, Inc. and the Company.(1)
10.8	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc.(6)
10.9	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company.(1)
10.10	Amendment to Lease Agreement between MOR BENNINGTON LLP and the Company dated March 11, 2009.(9)
10.11	Salary Continuation Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)

EXHIBIT NUMBER	DESCRIPTION
10.12	Amendment to Salary Continuation Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(9)
10.13	Change in Control Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.14	Amendment to Change in Control Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(9)
10.15	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(10)
10.16	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(9)
10.17	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(10)
10.18	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(9)
10.19	Salary Continuation Agreement between the Company and Douglas E. Brough dated February 1, 2010.* (filed herewith)
10.20	Salary Continuation Agreement between the Company and Michael Tucker dated February 1, 2010.* (filed herewith)
10.21	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.(7)
10.22	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 30, 2006.+(12)
10.23	Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated January 30, 2007.+(22)
10.24	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated August 30, 2007.+(23)
10.25	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated November 9, 2007.(24)
10.26	Agreement with the United States Department of Homeland Security for development of adenovector-based foot and mouth vaccine, dated February 12, 2010.(18)
10.27	Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(16)
10.28	Amended and Restated License Agreement, dated May 23, 1998, between the Company and the Cornell Research Foundation.+(1)
10.29	Amendment to Amended and Restated License Agreement, dated March 18, 2002, between the Company and the Cornell Research Foundation.+(6)
10.30	Agreement for the Supply of Services related to Development Materials, dated August 4, 2010, between Novartis Pharma AG and GenVec, Inc.+(20)
10.31	Agreement, dated November 3, 2009, between GenVec, Inc. and SAIC-Frederick, Inc.+(21)

EXHIBIT NUMBER	DESCRIPTION
10.32	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated September 20, 2010.+ (28)
10.33	Form of Investor Purchase Agreement.(14)
10.34	Form of Investor Purchase Agreement.(15)
10.35	Form of Investor Purchase Agreement.(17)
10.36	Salary continuation agreement between the Company and Bryan T. Butman dated October 15, 2002.* (filed herewith)
10.37	Amendment to Research Collaboration and License Agreement, dated January 24, 2012 between the Company and Novartis Institutes for Bio Medical Research, Inc.+ (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
24.1	Power of Attorney. (filed herewith)
31.1	Rule 13a-14(a) Certification by Chief Executive Officer. (filed herewith)
31.2	Rule 13a-14(a) Certification by Chief Financial Officer. (filed herewith)
32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)
32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.
(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.
(3)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.
(4)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 22, 2003.
(5)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 29, 2002.
(6)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.

(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.
(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.
(9)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 16, 2009.
(10)	Incorporated by reference from our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.
(13)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 14, 2007.
(14)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 6, 2008.
(15)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 28, 2009.
(16)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 19, 2010.
(17)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 27, 2010.
(18)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 10, 2010.
(19)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 18, 2010.
(20)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 6, 2010.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2010.
(22)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.
(23)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2007.
(24)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2008.
(25)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 9, 2011.
(26)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 12, 2011.
(27)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 17, 2011.
(28)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.
Date: March 15, 2012	By: /s/ PAUL H. FISCHER, Ph.D. Paul H. Fischer, Ph.D. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ PAUL H. FISCHER, Ph.D. Paul H. Fischer, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky	Sr. Vice President, Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 15, 2012
/s/ EDWARD M. CONNOR JR., M.D.* Edward M. Connor, Jr., M.D.	Director	March 15, 2012
/s/ WAYNE T. HOCKMEYER, Ph.D.* Wayne T. Hockmeyer, Ph.D.	Director	March 15, 2012
/s/ ZOLA P. HOROVITZ, Ph.D.* Zola P. Horovitz, Ph.D.	Director	March 15, 2012
/s/ WILLIAM N. KELLEY, M.D.* William N. Kelley, M.D.	Director	March 15, 2012
/s/ ADEL A.F. MAHMOUD, M.D, Ph.D.* Adel A.F. Mahmoud, M.D., Ph.D.	Director	March 15, 2012
/s/ KEVIN M. ROONEY* Kevin M. Rooney	Director	March 15, 2012
/s/ MARC R. SCHNEEBAUM* Marc R. Schneebaum	Director	March 15, 2012

*By: /s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited GenVec Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GenVec Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GenVec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GenVec, Inc.’ as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

McLean, Virginia
March 15, 2012

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. (“the Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GenVec Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 15, 2012

GENVEC, INC.

BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,114	$35,002
Short-term investments (Note 3)	22,332	168
Accounts receivable, net	2,391	3,211
Prepaid expenses and other	230	242
Total current assets	29,067	38,623
Property and equipment, net (Note 4)	692	743
Other assets	107	66
Total assets	$29,866	$39,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,239	$1,134
Accrued clinical trial expenses	127	809
Accrued other expenses (Note 5)	1,831	2,910
Unearned revenue	131	2,081
Total current liabilities	3,328	6,934
Unearned revenue	—	78
Total liabilities	3,328	7,012
Commitments (Note 7)
Stockholders’ equity (Note 8)
Preferred stock, $0.001 par value; 5,000 shares authorized in 2011 and 2010; none issued and outstanding in 2011 and 2010	—	—
Common stock, $0.001 par value; 30,000 and 20,000 shares authorized in 2011 and 2010; 12,958 and 12,908 shares issued and outstanding in 2011 and 2010	13	13
Additional paid-in capital	278,239	276,576
Accumulated other comprehensive income (loss) (Notes 3 and 10)	(8)	96
Accumulated deficit	(251,706)	(244,265)
Total stockholders’ equity	26,538	32,420
Total liabilities and stockholders’ equity	$29,866	$39,432

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except per share data)	2011	2010	2009
Revenue from strategic alliances and research contracts (Note 6)	$17,744	$16,467	$13,857
Operating expenses:
Research and development	17,416	20,936	24,689
General and administrative	7,810	8,152	7,179
Gain on disposal of assets	—	—	(7)
Total operating expenses	25,226	29,088	31,861
Operating loss	(7,482)	(12,621)	(18,004)
Other income (loss):
Interest expense, net of change in fair value of warrants	40	134	(90)
Other	1	213	(268)
Total other income (loss), net	41	347	(358)
Net loss	$(7,441)	$(12,274)	$(18,362)
Basic and diluted net loss per share	$(0.58)	$(0.97)	$(1.89)
Shares used in computation of basic and diluted net loss per share	12,921	12,671	9,707

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance, December 31, 2008	8,842	$9	$226,751	$(40)	$(213,629)	$13,091
Comprehensive loss:
Net loss	—	—	—	—	(18,362)	(18,362)
Unrealized change in investments, net	—	—	—	42	—	42
Total comprehensive loss						(18,320)
Common stock and warrants issued under shelf registration, net	1,762	2	11,049	—	—	11,051
Common stock issued under stock benefit plans	30	—	108	—	—	108
Stock-based compensation	—	—	1,706	—	—	1,706
Balance, December 31, 2009	10,634	$11	$239,614	$2	$(231,991)	$7,636
Comprehensive loss:
Net loss	—	—	—	—	(12,274)	(12,274)
Unrealized change in investments, net	—	—	—	94	—	94
Total comprehensive loss						(12,180)
Common stock and warrants issued under shelf registration, net	2,241	2	34,903	—	—	34,905
Common stock issued under stock benefit plans	33	0	185	—	—	185
Stock-based compensation	—	—	1,874	—	—	1,874
Balance, December 31, 2010	12,908	$13	$276,576	$96	$(244,265)	$32,420
Comprehensive loss:
Net loss	—	—	—	—	(7,441)	(7,441)
Unrealized change in investments, net	—	—	—	(104)	—	(104)
Total comprehensive loss						(7,545)
Common stock issued under stock benefit plans	50	—	38	—	—	38
Stock-based compensation	—	—	1,625	—	—	1,625
Balance, December 31, 2011	12,958	$13	$278,239	$(8)	$(251,706)	$26,538

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net loss	$(7,441)	$(12,274)	$(18,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	238	1,057
Non-cash adjustments for both premiums and discounts on investments, net	107	—	12
Non-cash charges for stock-based compensation	1,625	1,874	1,706
Change in fair value of warrants	(3)	(130)	98
Change in accounts receivable	820	(1,769)	649
Change in accounts payable and accrued expenses	(1,653)	(146)	(1,150)
Change in unearned revenue	(2,028)	1,481	(1,990)
Change in other assets and liabilities, net	(29)	45	1,023
Net cash used in operating activities	(8,368)	(10,681)	(16,957)
Cash flows from investing activities:
Purchases of equipment	(183)	(294)	(177)
Purchases of investment securities	(54,995)	—	(1,001)
Proceeds from sale and maturity of investment securities	32,620	—	4,000
Net cash provided by (used in) investing activities	(22,558)	(294)	2,822
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	38	35,090	11,159
Principal payments of long-term debt obligations	—	—	(452)
Net cash provided by financing activities	38	35,090	10,707
Increase (decrease) in cash and cash equivalents	(30,888)	24,115	(3,428)
Beginning balance of cash and cash equivalents	35,002	10,887	14,315
Ending balance of cash and cash equivalents	$4,114	$35,002	$10,887
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$37
Supplemental disclosures of non-cash activities:
Change in fair value of warrants granted under Kingsbridge CEFF	$3	$3	$133
Change in the fair value of interest rate swap	$—	$—	$(19)

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have programs with the U.S. Naval Medical Research Center (NMRC) to develop vaccines for dengue fever and malaria. In addition, we have provided vaccine candidates to the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) against HIV. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

In partnership with our collaborators we have multiple vaccines in development. These programs are funded by third-parties and utilize our core adenovector technology. GenVec has grant-supported preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. In addition, we have a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop a HIV vaccine and an influenza virus vaccine. We also have programs with NMRC to develop vaccines for dengue fever and malaria. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION  – (continued)

receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash and investments and committed and expected revenues from our collaborators and strategic alliances are expected to be sufficient to continue our current research, development and collaborative activities through at least December 31, 2014.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) USE OF ESTIMATES

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic alliances and research contract revenues, share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2011 and 2010.

(j) NET LOSS PER SHARE

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the years ended December 31, 2011, 2010 and 2009 approximately 0.7 million, 0.6 million, and 0.5 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.4 million, 1.4 million, and 1.6 common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

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

(l) STOCK-BASED COMPENSATION

We use the modified prospective method to account for stock-based compensation. Under this method, we measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period during which service is required to be provided. We estimate grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation cost that has been included in expense from continuing operations amounted to $1.6 million, $1.9 million, and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amends certain fair value principles to improve comparability between GAAP and International Financial Reporting Standards regarding fair value measurements and disclosures. In addition, ASU 2011-04 requires entities to disclose, among others: (1) quantitative information about the significant unobservable inputs used for Level 3 measurements; (2) qualitative information regarding the sensitivity of Level 3 measurements to changes in related unobservable inputs and (3) the amounts of any transfers between

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers. ASU 2011-04 will become effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the presentation of our financial statements.

Other new pronouncements issued but not effective until after December 31, 2011 are not expected to have a significant effect on our financial position or results of operations.

(3) FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value we utilize ASC 820 that defines fair value and establishes a framework for fair value measurements effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable (e.g. interest rates, yield curves, volatilities and default rates, among others) or can be corroborated by observable market data; and
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2011:

(In thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash & cash equivalents	$4,114	$4,114	$—	$—
Corporate notes and bonds	5,095	—	5,095	—
U.S. government and agency securities	17,171	—	17,171	—
Equity securities	66	66	—	—
Total assets at fair value	$26,446	$4,180	$22,266	$—

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2010:

(In thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash & cash equivalents	$35,002	$35,002	$—	$—
Equity securities	168	168	—	—
Total assets at fair value	$35,170	$35,170	$—	$—
Liabilities:
Warrant liability	$3	$—	$3	$—
Total liabilities at fair value	$3	$—	$3	$—

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 marketable securities consist of corporate and U.S. agency bonds with maturities of less than twelve months.

The warrant liability related to the Kingsbridge warrants has been valued using the Black-Scholes pricing model, the inputs of which are described more fully in Note 8. The warrant liability has been classified within Level 2.

Level classification of investments at December 31, 2010 was consistent with December 31, 2011.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2011, 2010 or in 2009.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income in stockholders’ equity. Net unrealized gain included in accumulated other comprehensive loss was $8,000 at December 31, 2011 and an accumulated comprehensive income was $96,000 at December 31, 2010.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
December 31, 2011
Marketable securities
Corporate and agency notes and corporate stock	$22,340	$—	$(8)	$22,332
Total marketable securities	$22,340	$—	$(8)	$22,332
December 31, 2010
Marketable securities
Corporate stock	$72	$96	$—	$168
Total marketable securities	$72	$96	$—	$168

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2011	2010
	(in thousands)
Equipment	$9,556	$9,395
Leasehold improvements	6,529	6,522
Furniture and fixtures	428	413
	16,513	16,330
Less accumulated depreciation and amortization	(15,821)	(15,587)
	$692	$743

Depreciation and amortization expense related to property and equipment was $234,000, $238,000, and $1,040,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(5) ACCRUED OTHER EXPENSES

Accrued other expenses consist of the following at December 31:

	2011	2010
	(in thousands)
Payroll, compensation, and benefits	$1,173	$1,232
Accrued warrant liability	—	3
Clinical costs	42	44
Professional fees	352	425
Manufacturing expenses	109	1,009
Other	155	197
Total other accrued expenses	$1,831	$2,910

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows:

	2011	2010	2009
	(in thousands)
Hearing Program	$10,009	$7,782	$236
Foot and Mouth Disease Program	3,565	2,477	4,665
Vaccine Research Center	2,031	4,216	7,193
Other strategic alliances and research grants	2,139	1,992	1,763
	$17,744	$16,467	$13,857

Our results of operations included $2,028,000, $536,000, and $2,200,000 during the years ended December 31, 2011, 2010, and 2009, respectively, of amortization of upfront contract and license fees which were received in prior years.

(a) NOVARTIS

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee will be recognized ratably over the term of the two year research and collaboration term of the Agreement. Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the years ended December 31, 2011 and 2010 we recognized $1,865,000 and $1,787,000, respectively, of the upfront payment and $1,677,000 and $1,332,000, respectively, for research performed under this Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones including (non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb, and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales milestones. During each of the years ended December 31, 2011 and 2010, we recognized $300,000 of milestone payments as a result of the successful completion of preclinical development activities.

In August 2010, we signed a new agreement for the supply of services relating to development materials with Novartis, related to companies’ collaboration in hearing loss and balance disorders. Under this new agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the years ended December 31, 2011 and 2010 we recognized $6,031,000 and $4,359,000, respectively, for services performed under this new agreement.

In January 2012, we announced that we had extended our Research Collaboration and License Agreement with Novartis. Under the extension, Novartis will fund research at GenVec through January 2013 to support this program.

(b) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, we signed a three-year agreement with the DHS, for the development of a vaccine candidate against FMD for livestock, under which we received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

exercised. Modifications to this agreement have brought the total value of the program up to approximately $20.8 million. During the years ended December 31, 2011, 2010 and 2009 we recognized $1.4 million, $1.7 million and $0, respectively, for services performed under this new agreement. As of December 31, 2011, $20.1 million in revenue has been recognized under this contract.

In February 2010, we signed a new contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this new contract, GenVec will receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. In June 2010, the DHS exercised its renewal option for 2011 funding under this agreement for $0.7 million. During the years ended December 31, 2011 and 2010, we recognized $2.1 million and $0.7 million, respectively, for services performed under this new agreement. As of December 31, 2011, $2.8 million in revenue has been recognized under this contract.

(c) VACCINE RESEARCH CENTER

In December 2001, the Vaccine Research Center (VRC) at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIAID) selected us to collaborate in the development of a worldwide preventative HIV vaccine candidate. In April 2003, this collaboration was expanded to include the development of a SARS vaccine candidate and in February 2006 it was expanded to include an influenza vaccine candidate. We had a cost-plus fixed fee sub-contract, managed for the VRC through SAIC-Frederick, Inc. a subsidiary of Science Applications International Corporation (SAIC), which became effective January 25, 2002. Under the subcontract, we were responsible for constructing and producing adenovector-based vaccine candidates utilizing our proprietary cell line and second-generation adenovector technology. This contract which ended in October 2009 had a total value of approximately $56.7 million. For the year ended December 31, 2009, $1.8 million in revenue was recognized under this contract.

In November 2009, we entered into a new contract with SAIC-Frederick, Inc., for the development of influenza and HIV vaccines pursuant to their prime grant from the National Cancer Institute. Work under this contract includes generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. This four-year contract has a total value of over $22 million if all options are exercised. Program funding for the first year of this contract was approximately $2.6 million. In June 2010, we entered into a new agreement with SAIC to continue the development of a universal influenza vaccine. Under this new agreement, GenVec program funding from SAIC was $634,000 over 3 months. In September 2010, SAIC executed its first option period (year two) under the previously disclosed four-year contract for the development of influenza and HIV vaccines in support of the Vaccine Research Center of the NIAID, part of the NIH. We will receive up to approximately $3.5 million for the second year of activities under the SAIC contract. In September 2011, SAIC executed its second option period (year three) under which we will be eligible to receive approximately $1.3 million for work performed during the option period. Under the contract, GenVec is eligible to receive up to $22.8 million under the contract, of which $7.9 million has been authorized. There is no assurance that work will be requested in future periods. Revenue of $1,837,000, $2,427,000 and $926,000 was recognized under this contract for the years ended December 31, 2011, 2010, and 2009. As of December 31, 2011, $5.2 million in revenue has been recognized under this contract.

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

The initial commitment, in September 2006, under this agreement was $7.5 million. In September 2007, the NIAID exercised option year one under this agreement for $5.1 million. In September 2008, the NIAID exercised option year two under this agreement for $3.9 million. In September 2009, the NIAID exercised option year three under this agreement for $2.3 million. In September 2010, the NIAID exercised option year four under this agreement for $141,000. Revenue of $195,000, $1,789,000 and $4,505,000 was recognized under this contract for the years ended December 31, 2011, 2010 and 2009. Revenue recognized under this agreement, cumulatively, totaled $15.6 million through December 31, 2011. This contract was completed in September 2011.

In July 2009, we received a grant from the NIAID, valued at approximately $600,000 to identify new antigens for malaria vaccine development. We recognized $215,000, $241,000, and $14,000 in revenue for the years ended December 31, 2011, 2010, and 2009.

(d) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS

In March 2007, we entered into a Collaborative Research and Development Agreement (CRADA) with the NIAID, to develop vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, but occur primarily among infants, the elderly or those with compromised cardiac, pulmonary, or immune systems. In addition, RSV is the single most important viral cause of lower respiratory infections in infants and young children. Initial vaccine candidates are in preclinical testing. In May 2008, we received a two-year, $600,000 SBIR grant from the NIH to support work under this program. We recognized $105,000, $268,000 and $184,000 in revenue for the years ended December 31, 2011, 2010, 2009 and $600,000 in revenue cumulatively through December 31, 2011. The grant was completed in June 2011.

In January 2008, we received a $600,000 Phase 1 Small Business Innovation and Research grant from the NIH. This is intended to support work being conducted in a collaborative effort by us, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington to develop vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. The grant was completed in March 2011 and we recognized $4,000, $76,000, and $409,000 in revenue for the years ended December 31, 2011, 2010 and 2009, respectively. There has been $600,000 in revenue recognized cumulatively through December 31, 2011.

We have entered into other research grants with the government, primarily the NIH, and recognized revenue under other collaborations during 2011. Revenue recognized under these research grants totaled $2,015,000, $1,488,000 and $1,392,000 in revenue for the years ended December 31, 2011, 2010, and 2009.

(7) COMMITMENTS

(a) LEASE AGREEMENTS

We have a non-cancelable operating lease for our Gaithersburg, MD facility. The initial lease agreement expired on November 1, 2009, included a provision for a three percent annual increase in base rent and contained renewal options for up to 14 years and required the Company to pay all executory costs such as maintenance and insurance. As part of the lease, the landlord’s initial contribution of $1,300,000 in incentives is considered a reduction of rental expense that is recognized on a straight-line basis over the term of the lease. In March 2009, we signed an amendment to our lease agreement for our Gaithersburg facility extending

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(7) COMMITMENTS  – (continued)

the lease expiration date from November 1, 2009 to October 31, 2014. Rent expense under all operating leases was approximately $803,000, $803,000, and $638,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum lease payments under our non-cancelable operating lease are as follows (in thousands):

2012	$916
2013	$873
2014	$452
2015	$4

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

(8) STOCKHOLDERS’ EQUITY

(a) CAPITAL STOCK

In February 2007, we filed a $100.0 million shelf registration statement on Form S-3 (the 2007 shelf registration statement), with the Securities and Exchange Commission. The shelf registration was declared effective February 12, 2007 and allowed us to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt securities. On February 11, 2010, we filed with the Securities and Exchange Commission a $150 million shelf registration statement on Form S-3, which we later amended on May 13, 2010 (the 2010 shelf registration statement). The 2010 shelf registration statement was declared effective May 20, 2010 and allows us to issue any combination of common stock, preferred stock, or warrants to purchase common stock or preferred stock. Securities issued by the Company pursuant to the 2007 and the 2010 shelf registrations are as follows:

•	On June 11, 2008, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 1,125,827 shares of common stock and warrants to purchase 225,165 shares of common stock. Proceeds of this offering, net of offering costs, totaled $15.7 million. During the year ended December 31, 2010, individual investors exercised a portion of these warrants and purchased 4,782 shares of common stock for gross proceeds to the Company of $96,000. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants exercised during the years ended December 31, 2011 and 2009.
•	On May 29, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor for the sale of 961,538 shares of common stock and warrants to purchase 961,538 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the year ended December 31, 2010, the institutional investor exercised a portion of these warrants and purchased 250,000 shares of common stock for gross proceeds to the Company of $2.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There were no warrants exercised during the years ended December 31, 2011 and 2009.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

•	On August 31, 2009, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to an institutional investor of 800,000 shares of common stock and warrants to purchase 400,000 shares of common stock. Proceeds of this offering, net of offering costs, totaled $5.5 million. During the year ended December 31, 2010, the institutional investor exercised all of these warrants for gross proceeds to the Company of $3.3 million.
•	On February 1, 2010, pursuant to the 2007 shelf registration statement, we completed a registered direct offering to various investors of 1,400,000 shares of common stock and warrants to purchase 420,000 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and 0.3 warrants to purchase one share of common stock at a per unit price of $20.00. The warrants, which have a term of five years and an exercise price of $27.50 per share, have been valued using the Black-Scholes pricing model as of the closing date and have been accounted for in permanent equity. The estimated fair market value of the warrants at the date of issuance was $5.0 million. Proceeds of this offering, net of offering costs, totaled $26.1 million. The shares of common stock issuable upon exercise of the remaining warrants have been registered on the 2010 shelf registration statement. There have been no warrants exercised since they were issued.

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

All numbers in the financial statements and accompanying notes have been revised to reflect the Reverse Stock Split, the principal effects of which were to:

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

On March 15, 2006, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $30.0 million of our common stock within a three-year period, subject to certain conditions and limitations. The CEFF expired on March 15, 2009. Prior to the expiration of the CEFF on March 15, 2009, we sold 328,483 shares of common stock to Kingsbridge in the aggregate for gross proceeds of $6.5 million. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 52,000 shares of our common stock at an exercise price equal to $26.70 per share. The warrant became exercisable on September 15, 2006 and expired on September 15, 2011. Prior to its expiration, we had classified the warrant as a current liability with a fair value determined under a Black-Scholes pricing model. Changes in fair value were recorded against operations in the reporting period in which they occurred; increases and decreases in fair value were recorded to interest expense. During the years ended December 31, 2011 and 2010, we recorded income of $3,000 and $130,000 due to the change in fair value of the warrant. During the year ended December 31, 2009, we recorded an expense of $98,000.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

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

On September 7, 2011, the Company’s prior Stockholder Rights Agreement expired. In August 2011, the Company’s Board of Directors adopted a new Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, to be effective on September 7, 2011 upon expiration of the prior Stockholder Rights Agreement. The new Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2011.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2011 and 2010:

•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.
•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

(b) STOCK OPTION GRANTS

Stock Option Plans

Our stockholders approved the 2011 Omnibus Incentive Plan (2011 Plan) in June 2011. At December 31, 2011 there are 852,990 shares available for future issuance and 20,375 outstanding options under the 2011 Plan. Options outstanding under the 2011 Plan at December 31, 2011 expire through 2021.

Stock options granted under the 2011 Plan generally have a contractual term of ten years. The Compensation Committee administers the 2011 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.

The 2011 Plan replaces the 2002 Stock Incentive Plan (2002 Plan), which was approved in June 2002 as the replacement for the 1993 Stock Incentive Plan (1993 Plan). There are 990,490 outstanding options and 20,250 outstanding restricted stock awards under the 2002 Plan at December 31, 2011. Options outstanding under the 2002 Plan at December 31, 2011 expire through 2021. Restricted stock awards generally vest over a three-year term, with 50% vesting two years after issuance and 50% vesting three years after issuance. In October 2011, 20,875 restricted stock units vested, the remainder will vest in October 2012. There are 6,900 outstanding options under the 1993 Plan at December 31, 2011 that will expire 2012.

In August 2003, GenVec and Diacrin consummated a business combination under which we acquired Diacrin through an exchange of stock. Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin under its 1997 Stock Option Plan (1997 Plan). As of December 31, 2011, awards outstanding under the 1997 Plan were 3,058 shares. Option holders will receive newly issued shares of our common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at December 31, 2011 expire through 2012.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the years ended December 31, 2010, 2009, and 2008, which was allocated as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Research and development	$1,130	$1,342	$1,250
General and administrative	495	532	456
	$1,625	$1,874	$1,706

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

We use the Black-Scholes pricing model to value stock options. The weighted-average estimated fair value of employee stock options granted during the 12 months ended December 31, 2011, 2010, and 2009 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	2011	2010	2009
Weighted average risk-free interest rate	2.07%	2.40%	1.77%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	97.62%	90.08%	94.59%
Expected life (years)	5.67	5.85	5.87
Weighted-average fair value of options granted	$4.03	$1.51	$0.42

The volatility assumption for 2011, 2010, and 2009 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 5.67, 5.85, and 5.87 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 0.25 percent to 2.30 percent, 1.14 percent to 2.65 percent, and 1.61 percent to 2.69 percent, respectively, for the years ended December 31, 2011, 2010, and 2009.

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

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2011 has been revised for actual forfeitures. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

Stock Options

The activity of the plans from December 31, 2008 to December 31, 2011 is as follows:

(in thousands, except per share data)	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	706	$22.80
Granted	238	4.40
Exercised	—	—
Cancelled	(159)	23.10
Outstanding at December 31, 2009	785	17.20
Granted	207	20.40
Exercised	(18)	6.10
Cancelled	(153)	18.40
Outstanding at December 31, 2010	822	18.00
Granted	262	6.05
Exercised	(1)	4.10
Cancelled	(62)	20.87
Stock options outstanding at December 31, 2011	1,021	$14.77	6.5	$—
Vested or expected to vest at December 31, 2011	968	$15.09	6.4	$—
Exercisable at December 31, 2011	705	$17.08	5.6	$—

Unrecognized stock-based compensation expense related to stock options was approximately $2.0 million as of December 31, 2011. This amount is expected to be expensed over a weighted average period of 2.3 years. There were 833 stock options exercised during 2011. We realized proceeds of $3,415 from options exercised during the year ended December 31, 2011. There were 17,700 stock options exercised during 2010. We realized proceeds of $108,000 from options exercised during the year ended December 31, 2010. There were no stock options exercised during the year ended December 31, 2009.

The following table summarizes information about our stock options outstanding at December 31, 2011:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00 – $10.00	420	8.3	$5.07	190	$4.86
$10.01 – $30.00	530	5.7	19.96	444	19.68
$30.01 – $40.00	62	1.7	32.43	62	32.43
$40.01 – $50.00	9	1.5	40.97	9	40.97
	1,021	6.5 years	$14.77	705	$17.08

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

As of December 31, 2011 options covering 705,185 shares were exercisable at $2.82 to $41.80 per share (average $17.08 per share) and options covering 852,990 shares remain available to be granted.

In October 2009, the Company issued 50,000 restricted shares of common stock under the 2002 Plan. The following table summarizes the status of the Company’s unvested restricted stock as of December 31, 2011:

(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU’s at December 31, 2009	50	$7.90
Granted	—	—
Vested	—	—
Forfeited	(7)	—
Non-vested RSU’s at December 31, 2010	43	7.90
Granted	—	—
Vested	(21)	—
Forfeited	(2)	7.90
Non-vested restricted stock units at December 31, 2011	20	$7.90	$160
Expected to vest at December 31, 2011	18	$7.90	$142

Restricted stock units granted are scheduled to vest 50% two years after the date of grant and 50% three years after the date of grant. The cost of the grant is charged to operations over the vesting period. Unrecognized expense related to restricted stock units was approximately $0.1 million as of December 31, 2011. This amount is expected to be expensed over the remaining term of non-vested restricted stock units of 0.8 years. In October 2011, 50 percent of the outstanding awards vested.

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

Employees purchased 15,246 shares and 29,737 shares during the 12 months ended December 31, 2010 and 2009, respectively, at a weighted average purchase price of $4.80 and $3.60. We realized proceeds of $73,000 and $109,000 from shares acquired under the Purchase Plan during the years ended December 31, 2010 and 2009, respectively.

In January 2011, we issued 8,988 shares related to the final purchase period which ended on December 31, 2010. The purchase price of these shares was $3.74 and we realized proceeds of $34,000.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

(d) WARRANTS

Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants typically vest six-months after issuance. Outstanding warrants are summarized below (in thousands, except per share amounts):

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status
June 2008	220,383	$20.16	6/11/2013	Exercisable
May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,351,922

(9) INCOME TAXES

For the years ended December 31, 2011, 2010, and 2009 there is no provision for income taxes included in the statement of operations. We have incurred operating losses, but have not recorded an income tax benefit for 2011, 2010, and 2009, as we have recorded a valuation allowance against our net operating loss carryforwards and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows (in thousands):

	2011	2010	2009
Tax provision computed at the statutory rate	$(2,530)	$(4,173)	$(6,243)
State income taxes, net of federal income tax provision	(405)	(668)	(1,000)
Book expenses not deductible for tax purposes	21	9	150
Research and experimentation tax credit	—	(818)	(861)
Nondeductible compensation expense	396	445	470
Expired net operating losses and other	3,395	2,600	1,226
Change in valuation allowance for deferred tax assets	(877)	2,605	6,258
Income tax expense	$—	$—	$—

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

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	2011	2010	2009
Net operating loss carryforwards	$107,630	$108,130	$106,263
Capital loss carryforwards	—	—	—
Research and experimentation tax credit	14,803	15,359	14,782
Property and equipment, principally due to differences in depreciation	(151)	(157)	(74)
Deferred compensation expense	1,825	1,695	1,414
Other	149	65	122
Total deferred tax assets	124,256	125,092	122,507
Valuation allowance	(124,256)	(125,092)	(122,507)
Net deferred tax assets	$—	$—	$—

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(9) INCOME TAXES  – (continued)

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

At December 31, 2011, we have net operating loss carryforwards of approximately $272.9 million for Federal income tax purposes of which $43.3 million expire at various dates through 2013, and $229.6 million expire at various dates through 2031. During 2011, $7.2 million of net operating loss carryforwards expired. We have research and experimentation tax credit carryforwards of $14.8 million at December 31, 2011, of which $1.3 million expire through 2014 and $13.5 million expire through 2030. During 2011, $0.1 million of research and experimentation tax credit expired.

Our NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2011 and in prior years, we may have experienced such ownership changes. Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with us.

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

As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. At December 31, 2011, December 31, 2010, and December 31, 2009 we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2011, 2010 and 2009.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2008.

(10) OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is included in the Statements of Stockholders’ Equity. Our change in accumulated other comprehensive income (loss) is due exclusively to changes in our unrealized gain or loss on securities for the three years ended December 31, 2011, as follows:

Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2008	$(40)
Net current period change	4
Reclassification adjustments for gains (losses) reclassified into income	38
Balance, December 31, 2009	2
Net current period change	90
Reclassification adjustments for gains (losses) reclassified into income	4
Balance, December 31, 2010	96
Net current period change	(141)
Reclassification adjustments for gains (losses) reclassified into income	37
Balance, December 31, 2011	$(8)

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(10) OTHER COMPREHENSIVE INCOME (LOSS)  – (continued)

Other comprehensive income (loss) does not reflect the effect of income taxes because we have provided a full valuation allowance against our deferred tax assets during the three years ended December 31, 2011.

(11) QUARTERLY RESULTS (UNAUDITED)

Our unaudited quarterly information is as follows:

2011	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$5,286	$4,737	$4,332	$3,389
Operating Loss	$(2,228)	$(1,250)	$(1,492)	$(2,511)
Net Loss	$(2,216)	$(1,238)	$(1,483)	$(2,504)
Basic and Diluted Loss Per Share	$(0.17)	$(0.10)	$(0.11)	$(0.19)

2010	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$2,938	$3,182	$5,156	$5,191
Operating Loss	$(4,755)	$(4,233)	$(2,378)	$(1,255)
Net Loss	$(4,699)	$(4,193)	$(2,378)	$(1,004)
Basic and Diluted Loss Per Share	$(0.39)	$(0.33)	$(0.18)	$(0.08)

The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters may not equal the loss per share for the respective 12-month period.

(12) SUBSEQUENT EVENTS

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al., Civil Action. No. 8:12 CV-00341-DKC. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s common stock between March 12, 2009 and March 30, 2010 (the “Class Period”). The plaintiff alleges that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company’s prospects, the Company’s common stock traded at artificially inflated prices throughout the Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action. The parties have stipulated, and the Court has ordered, that the defendants’ responses to the pending complaint are appropriately deferred until after the appointment of a lead plaintiff and after the approval of lead counsel.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of the Company’s Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et. al., No. 8:12-cv-00774. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as directors of the Company. More particularly, the plaintiff’s Complaint alleges that as a result of the defendants’ failure of oversight, the company disseminated misleading public statements and improperly continued with a clinical trial. Plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing the Company to make certain changes to its corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys’ fees. The Company denies the material allegations of both the Shah and Garnitschnig actions and intends to defend vigorously both.