Form 10-Q
period 2012-03-31
GENVEC INC
filed 2012-05-10
CIK 934473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2012, the Registrant had 12,958,009 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,842	$4,114
Short-term investments	21,316	22,332
Accounts receivable, net	1,694	2,391
Prepaid expenses and other	268	230
Total current assets	26,120	29,067
Property and equipment, net	700	692
Other assets	129	107
Total assets	$26,949	$29,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,505	$1,239
Accrued clinical trial expenses	127	127
Accrued other expenses	1,585	1,831
Unearned revenue	53	131
Total current liabilities	3,270	3,328

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2012 and 2011	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 12,958 shares issued and outstanding at both March 31, 2012 and December 31, 2011	13	13
Additional paid-in capital	278,569	278,239
Accumulated other comprehensive income	(3)	(8)
Accumulated deficit	(254,900)	(251,706)
Total stockholders' equity	23,679	26,538
Total liabilities and stockholders’ equity	$26,949	$29,866

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$3,164	$5,286

Operating expenses:
Research and development	4,323	5,592
General and administrative	2,044	1,922
Total operating expenses	6,367	7,514

Loss from operations	(3,203)	(2,228)

Other income (expense):
Interest income, net	8	12
Other	1	-
Total other income, net	9	12

Net loss	$(3,194)	$(2,216)

Net loss per share - basic and diluted	$(0.25)	$(0.17)

Weighted average shares outstanding - basic and diluted	12,938	12,914

Comprehensive Loss:

Net loss	$(3,194)	$(2,216)

Unrealized holding gain (loss) on securities available for sale	5	(16)

Comprehensive loss	$(3,189)	$(2,232)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2011	12,958	$13	$278,239	$(8)	$(251,706)	$26,538
Comprehensive loss:
Net loss	-	-	-	-	(3,194)	(3,194)
Unrealized change in investments, net	-	-	-	5	-	5
Stock-based compensation	-	-	330	-	-	330
Balance, March 31, 2012	12,958	$13	$278,569	$(3)	$(254,900)	$23,679

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,194)	$(2,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	56
Non-cash adjustments for premiums/discounts on investments	227	(2)
Non-cash charges for stock-based compensation	330	396
Change in fair value of warrant	-	(3)
Change in accounts receivable	697	(198)
Change in accounts payable and accrued expenses	19	460
Change in unearned revenue	(78)	(529)
Change in other assets and liabilities, net	(59)	21
Net cash used in operating activities	(2,002)	(2,015)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(51)
Purchases of investment securities	(13,318)	(14,310)
Proceeds from sale and maturity of investment securities	14,112	-
Net cash provided by/(used in) investing activities	730	(14,361)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	34
Net cash provided by financing activities	-	34

Decrease in cash and cash equivalents	(1,272)	(16,342)
Beginning balance of cash and cash equivalents	4,114	35,002

Ending balance of cash and cash equivalents	$2,842	$18,660

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	General

Basis of Presentation

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2012 and December 31, 2011 and the results of its operations and cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec's development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct the production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and we believe represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec's adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

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

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic alliance and research contract revenues, and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

Recent Accounting Pronouncements

There were no new pronouncements effective as of March 31, 2012 that had a significant effect on our financial position or results of operations. Additionally, other new pronouncements issued but not effective until after March 31, 2012 are not expected to have a significant effect on our financial position or results of operations.

(2)	Fair Value Measurements

For assets and liabilities measured at fair value we utilize ASC 820 that defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

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

As of March 31, 2012 and December 31, 2011, the carrying value of our cash, cash equivalents, short-term investments, accounts receivable and current liabilities is equal to or approximate fair value due to their short-term nature or proximity to current market rates.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of March 31, 2012 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$2,842	$2,842	$-
Corporate notes and bonds	5,000	-	5,000
U.S. Government and agency securities	16,246	-	16,246
Equity securities	70	70	-
Total assets at fair value	$24,158	$2,912	$21,246

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of December 31, 2011 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$4,114	$4,114	$-
Corporate notes and bonds	5,095	-	5,095
U.S. Government and agency securities	17,171	-	17,171
Equity securities	66	66	-
Total assets at fair value	$26,446	$4,180	$22,266

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 marketable securities consist of corporate and U.S. agency bonds with maturities of less than twelve months.

Level classification of investments as of March 31, 2012 was consistent with December 31, 2011.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive income in stockholders’ equity. The change in accumulated other comprehensive income was a net unrealized gain of $5,000 and a net unrealized loss of $16,000 for the three months ended March 31, 2012 and 2011, respectively.

(3)	Stock Benefit Plans

Our stockholders approved the 2011 Omnibus Incentive Plan (2011 Plan) in June 2011. As of March 31, 2012, there are 388,740 shares available for future issuance and 484,625 outstanding options under the 2011 Plan. Options outstanding under the 2011 Plan on March 31, 2012 expire through 2022.

Stock options granted under the 2011 Plan generally have a contractual term of ten years. The Compensation Committee administers the 2011 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.

The 2011 Plan replaces the 2002 Stock Incentive Plan (2002 Plan), which was approved in June 2002 as the replacement for the 1993 Stock Incentive Plan (1993 Plan). There are 976,309 outstanding options and 20,250 outstanding restricted stock awards under the 2002 Plan as of March 31, 2012. Options outstanding under the 2002 Plan on March 31, 2012 expire through 2021. Restricted stock awards generally vest over a three-year term, with 50% vesting two years after issuance and 50% vesting three years after issuance. In October 2011, 20,875 restricted stock units vested, the remainder will vest in October 2012. There are 800 outstanding options under the 1993 Plan on March 31, 2012 that will expire 2012.

In August 2003, GenVec and Diacrin consummated a business combination under which we acquired Diacrin through an exchange of stock. Under the terms of the agreement, we agreed to assume each option, vested or unvested, granted by Diacrin under its 1997 Stock Option Plan (1997 Plan). As of March 31, 2012, awards outstanding under the 1997 Plan were 3,058 shares. Option holders will receive newly issued shares of our common stock upon exercise of their options. The plan is administered by the Compensation Committee and includes statutory and non-statutory stock options that are exercisable as to 25 percent of the underlying shares per year with a contractual term of ten years. Outstanding options under the 1997 Plan at March 31, 2012 expire through 2012.

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock units and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award.

The following table summarizes stock-based compensation expense related to employee stock options for the three-month periods ended March 31, 2012 and March 31, 2011, which was allocated as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Research and development	$223	$277
General and administrative	107	119
	$330	$396

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2012 and 2011 were $1.95 and $4.20, respectively. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2012 and 2011 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011

Risk-free interest rate	1.08%	1.95%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.97%	97.62%
Expected life (years)	6.18	5.73

The volatility assumption for 2012 and 2011 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.18 years and 5.73 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants ranging from 1.08% to 1.14% for the three months ended March 31, 2012 and 1.95% to 2.11% for the three months ended March 31, 2011.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2012:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2011	1,021	$14.77
Granted	466	2.49
Exercised	-	-
Forfeited	(3)	6.77
Expired	(19)	26.55
Stock options outstanding at March 31, 2012	1,465	$10.73	7.45	$56
Vested or expected to vest at March 31, 2012	1,324	$11.41	7.24	$44
Exercisable at March 31, 2012	723	$16.50	5.59	$-

Unrecognized stock-based compensation related to stock options was approximately $2.6 million as of March 31, 2012. This amount is expected to be expensed over a weighted average period of 2.7 years. There were no options exercised during the three months ended March 31, 2012 or 2011.

The following table summarizes information about our stock options outstanding as of March 31, 2012:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	882	8.98	$3.71	211	$4.89
$10.01 - $30.00	521	5.56	19.96	450	19.70
$30.01 - $40.00	60	1.44	32.45	60	32.45
$40.01 - $50.00	2	5.05	41.16	2	41.16
	1,465	7.45	$10.73	723	$16.50

In October 2009, the Company issued 50,000 restricted shares of common stock under the 2002 Plan. The following table summarizes the status of the Company’s non-vested restricted stock as of March 31, 2012:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Units	Fair Value	Value

Non-vested restricted stock at December 31, 2011	20	$7.90
Granted	-	-
Exercised	-	-
Cancelled	-	-

Non-vested restricted stock at March 31, 2012	20	$7.90	$158

Expected to vest at March 31, 2012	19	$7.90	$150

Restricted stock awards granted are scheduled to vest 50 percent two years after the date of grant and 50 percent three years after the date of grant. The cost of the grant is charged to operations over the vesting period. On March 31, 2012, the weighted average remaining term of non-vested restricted stock was 0.5 years.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.

Unrecognized stock-based compensation related to restricted stock awards was approximately $0.1 million as of March 31, 2012. This amount is expected to be expensed over a period of 0.5 years.

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2012 and 2011 approximately 743,000 and 624,000 common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.4 million and 1.4 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive due to our net loss incurred during the periods presented.

(5)	Stockholders’ Equity

The table below sets forth the outstanding warrants to purchase shares of common stock as of March 31, 2012:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

June 2008	220,383	$20.16	6/11/2013	Exercisable
May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,351,922

During the three months ended March 31, 2012, no warrants were exercised.

(6)	Collaborative Agreement

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee was recognized ratably over the term of the two-year research and collaboration term of the Agreement. Revenue to be recognized from the non-refundable upfront license fee will be $3.7 million by the end of the Agreement due to the pricing agreement associated with the sale of our common stock. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. In January 2012, we extended our research collaboration and license agreement with Novartis. Under the extension, Novartis will fund research at GenVec through January 2013 to support this program. During the three months ended March 31, 2012 and 2011 we recognized $78,000 and $466,000 of the upfront payment and $232,000 and $407,000 for research performed under this Agreement, respectively.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones including (non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb, and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales milestones. During each of the years ended December 31, 2011 and 2010, we recognized $300,000 of milestone payments as a result of the successful completion of preclinical development activities. There were no milestones achieved during the three months ended March 31, 2012 or 2011.

In August 2010, we signed a new agreement for the supply of services relating to development materials with Novartis, related to companies' collaboration in hearing loss and balance disorders program. Under this new agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the three months ended March 31, 2012 and 2011 we recognized $1,164,000 and $2,400,000, respectively, for services performed under this new agreement.

(7)        Litigation

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between March 12, 2009 and March 30, 2010 (the "Class Period"). The plaintiff alleges that, as a result of the defendants' allegedly false misleading statements or omissions concerning our prospects, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action. The parties have stipulated, and the Court has ordered, that the defendants' responses to the pending complaint are appropriately deferred until after the appointment of a lead plaintiff and after the approval of lead counsel. On or about April 3, 2012, a group of individuals claiming to be investors filed a motion seeking to be appointed lead plaintiff and seeking approval of their choice of lead plaintiffs’ counsel. On April 26, 2012, the Court appointed this group of individuals as lead plaintiff, approved their choice of lead plaintiffs' counsel, and approved a schedule proposed by the parties that, among other things, provides for the lead plaintiffs to file an amended complaint within 55 days.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v.Horovitz, et. al. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. Plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motions(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. We deny the material allegations of both the Shah and Garnitschnig actions and intend to vigorously defend both cases.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	the transition to a new chief executive officer;

•	our product candidates being in the early stages of development;

•	our ability to find collaborators and the terms of our agreements that we may enter into with them;

•	uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	the timing and content of future FDA regulatory actions related to us, our product candidates, or our collaborators;

•	our financial condition and the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations and our ability to lower our operating costs; and

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

Further information on the factors and risks that could affect our business, financial condition, and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update our forward-looking statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec's development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

Our research and development activities yield product candidates that utilize our technology platform and we believe represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec's adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

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

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of the 10-K.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Results of Operations

GenVec’s net loss was $3.2 million (or $0.25 per share) on revenues of $3.2 million for the three months ended March 31, 2012. This compares to a net loss of $2.2 million (or $0.17 per share) on revenues of $5.3 million in the same period in the prior year. Included in our net loss for the first three months of 2012 was stock-based compensation expense of $330,000 as compared to $396,000 for the same period in the prior year. GenVec ended the first quarter of 2012 with $24.2 million in cash and investments.

Revenue

Revenues for the three-month period ended March 31, 2012 were $3.2 million, which represents a 40 percent decrease as compared to $5.3 million in the comparable prior year period.

Revenues for the three-month period ended March 31, 2012 were primarily derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Revenue has also been derived from the Company’s funded research and development programs with the DHS, NIAID, and NIH, all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, RSV, and HSV.

In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. If certain clinical, regulatory, and sales milestones were met, we were eligible, at the inception of the agreement, to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales. During each of the years ended December 31, 2011 and 2010, we recognized $300,000 of milestone payments as a result of the successful completion of preclinical development activities. There were no milestones achieved during the three months ended March 31, 2012 or March 31, 2011. In January 2012, we extended our research collaboration and license agreement with Novartis. Under the agreement, Novartis will fund research at GenVec through January 2013 to support this program. During the three months ended March 31, 2012 and 2011 we recognized $78,000 and $466,000 of the upfront payment and $232,000 and $407,000 for research performed under this Agreement, respectively.

In August 2010, we signed a new agreement for the supply of services relating to development materials with Novartis, related to companies' collaboration in hearing loss and balance disorders. Under this new agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the three months ended March 31, 2012 and 2011 we recognized $1,164,000 and $2,400,000, respectively, for services performed under this new agreement.

Revenues recognized under our various funded research projects for the three-month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011

Hearing loss and balance disorders	$1,497	$3,273
Animal Health	920	868
HIV	80	719
Malaria	122	13
Other	545	413

Total	$3,164	$5,286

The decrease for the three-month period ended March 31, 2012 is primarily due to lower revenue associated with our hearing program of $1.8 million. The lower revenue for our hearing program is due mainly to reduced work scope associated with manufacturing activities which were completed in preparation for clinical studies under our Novartis agreements in 2012 as compared to the 2011 period. In addition, there is a $0.4 million decrease due to the recognition of the non-refundable upfront license fee which was fully recognized as of January 2012. Also contributing to the decrease is a reduction in revenue associated with our HIV program of $0.6 million due to reduced work scope. Partially offsetting these decreases are increased revenue associated with grant work performed for our malaria and NIH programs of $0.2 million.

Expenses

Operating expenses were $6.4 million for the three-month period ended March 31, 2012, which represents a decrease of 15 percent as compared to $7.5 million in the comparable prior year period.

Research and development expenses for the three-month period ended March 31, 2012 decreased 23 percent from $5.6 million in 2011 to $4.3 million in 2012. The decrease is primarily due to lower manufacturing and equipment costs associated with our hearing program. Also contributing to a lesser extent are reduced personnel costs due mainly to the termination of our TNFerade trial in March 2010. These decreases are partially offset by increased field safety study costs associated with our FMD program.

General and administrative expense for the three-month period ended March 31, 2012 increased 6 percent with an expense of approximately $2.0 million in 2012 as compared to $1.9 million in 2011. During the three-month period ended March 31, 2012 we experienced higher professional costs.

Other Income (Expense)

Total other income decreased by $3,000 for the three-month period ended March 31, 2012 as compared to the prior year period. Total other income is composed of interest income, net and other income.

Interest income, net for the three-month period ended March 31, 2012 was $8,000 compared to $12,000 in the comparable prior year period. The decrease in interest income, net was due to a decrease in the fair value of the Kingsbridge warrants of $3,000 in the prior year period. Other income from the discounts received for prompt pay from our vendors for the three-month period ended March 31, 2012 was $1,000 as compared to $0 in the comparable prior year period.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2012 we have an accumulated deficit of $254.9 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2012, cash and investments totaled $24.2 million as compared to $26.4 million on December 31, 2011.

For the three months ended March 31, 2012, we used $2.0 million of cash for operating activities. This consisted of a net loss for the period of $3.2 million, which included approximately $56,000 of non-cash depreciation and amortization, $330,000 of non-cash stock option expenses, $227,000 of non-cash adjustments for premiums/discounts on investments, and a decrease in accounts receivable of $697,000. Net cash was used primarily for the advancement of our internally funded research programs, the termination activities associated with our TNFerade clinical trial, and general and administrative activities.

Net cash provided by investing activities during the three months ended March 31, 2012 was $730,000. This consisted of $14.1 million in proceeds from the sale and maturity of investments offset by $13.2 million of cash used to purchase investment securities and $64,000 of cash used for the purchase of laboratory equipment.

Net cash provided by financing activities during the three months ended March 31, 2012 was $0.

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

On April 19, 2011, the Company effected a reverse stock split of its outstanding common stock at a ratio of one-for-ten, whereby each ten shares of common stock were combined into one share of common stock. The Reverse Stock Split was authorized by our stockholders at a special meeting of stockholders held on April 5, 2011. The Reverse Stock Split was effective with respect to stockholders of record at the close of business on April 18, 2011, and trading of our common stock on the NASDAQ Capital Market began on a split-adjusted basis beginning on April 19, 2011. As a result of the reverse stock split, the total number of shares of common stock outstanding was reduced from approximately 129.1 million shares to approximately 12.9 million shares. Stockholders became entitled to receive cash in lieu of fractional shares produced by the Reverse Stock Split.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use approximately $2.0 million of cash per quarter for the four quarters ending March 31, 2013. Our estimate includes approximately $0.9 million in contractual obligations as well as $0.3 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations through at least December 31, 2014.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in the contractual commitments table in our Form 10-K for the year ended December 31, 2011.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our significant accounting policies or critical accounting estimates since the end of 2011.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 1 General in the notes to our Financial Statements.

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

ITEM 4.          CONTROLS AND PROCEDURES

As of March 31, 2012, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of March 31, 2012, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al., Civil Action. No. 8:12 CV-00341-DKC. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company's common stock between March 12, 2009 and March 30, 2010 (the "Class Period"). The plaintiff alleges that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company's prospects, the Company's common stock traded at artificially inflated prices throughout the Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action. The parties have stipulated, and the Court has ordered, that the defendants' responses to the pending complaint are appropriately deferred until after the appointment of a lead plaintiff and after the approval of lead counsel. On or about April 3, 2012, a group of individuals claiming to be investors filed a motion seeking to be appointed lead plaintiff and seeking approval of their choice of lead plaintiffs’ counsel. On April 26, 2012, the Court appointed this group of individuals as lead plaintiff, approved their choice of lead plaintiffs' counsel, and approved a schedule proposed by the parties that, among other things, provides for the lead plaintiffs to file an amended complaint within 55 days.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of the Company's Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v.Horovitz, et. al., No. 8:12-cv-00774. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as directors of the Company. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, the company disseminated misleading public statements and improperly continued with a clinical trial. Plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing the Company to make certain changes to its corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motions(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. The Company denies the material allegations of both the Shah and Garnitschnig actions and intends to vigorously defend both cases.

ITEM 1A.       RISK FACTORS

None

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        MINE SAFETY DISCLOSURES

None

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

GENVEC, INC.
(Registrant)

Date: May 10, 2012	By:	/s/ Paul H. Fischer, Ph.D.
Paul H. Fischer, Ph.D.
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer, and Corporate Secretary

