Form 10-Q
period 2012-06-30
GENVEC INC
filed 2012-08-09
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐   No ☒

As of July 31, 2012, the Registrant had 12,952,509 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,074	$4,114
Short-term investments	16,873	22,332
Accounts receivable, net	1,448	2,391
Prepaid expenses and other	474	230
Total current assets	22,869	29,067
Property and equipment, net	816	692
Other assets	150	107
Total assets	$23,835	$29,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,610	$1,239
Accrued other expenses	1,895	1,958
Unearned revenue	30	131
Total current liabilities	3,535	3,328

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2012 and 2011	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 12,953 and 12,958 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	13	13
Additional paid-in capital	278,877	278,239
Accumulated other comprehensive loss	(27)	(8)
Accumulated deficit	(258,563)	(251,706)
Total stockholders' equity	20,300	26,538
Total liabilities and stockholders’ equity	$23,835	$29,866

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$2,540	$4,737	$5,704	$10,023

Operating expenses:
Research and development	3,581	4,127	7,904	9,719
General and administrative	2,632	1,860	4,676	3,782
Total operating expenses	6,213	5,987	12,580	13,501

Loss from operations	(3,673)	(1,250)	(6,876)	(3,478)

Other income:
Interest income, net	10	12	19	24
Total other income, net	10	12	19	24

Net loss	$(3,663)	$(1,238)	$(6,857)	$(3,454)

Net loss per share - basic and diluted	$(0.28)	$(0.10)	$(0.53)	$(0.27)

Weighted average shares outstanding - basic and diluted	12,938	12,918	12,938	12,916

Comprehensive Loss:

Net loss	$(3,663)	$(1,238)	$(6,857)	$(3,454)

Unrealized holding loss on securities available for sale	(24)	(1)	(19)	(17)

Comprehensive loss	$(3,687)	$(1,239)	$(6,876)	$(3,471)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,857)	$(3,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	110
Non-cash charges for stock-based compensation	638	761
Change in accounts receivable	943	510
Change in accounts payable and accrued expenses	308	(1,137)
Change in unearned revenue	(101)	(1,046)
Change in other assets and liabilities, net	(288)	(210)
Net cash used in operating activities	(5,238)	(4,466)

Cash flows from investing activities:
Purchases of property and equipment	(243)	(136)
Purchases of investment securities	(21,443)	(29,754)
Proceeds from sale and maturity of investment securities	26,884	4,000
Net cash provided by/(used in) investing activities	5,198	(25,890)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	38
Net cash provided by financing activities	-	38

Decrease in cash and cash equivalents	(40)	(30,318)
Beginning balance of cash and cash equivalents	4,114	35,002

Ending balance of cash and cash equivalents	$4,074	$4,684

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

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2012 and December 31, 2011 and the results of its operations and cash flows for the three and six-month periods ended June 30, 2012 and June 30, 2011. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant health concerns. GenVec's development programs address therapeutic areas such as hearing loss and balance disorders; and vaccines against infectious diseases including respiratory syncytial virus, herpes simplex virus, dengue fever, and malaria.

We use our adenovector platform to deliver genes to cells, which then direct the production of the desired protein to repair cellular functions. This approach reduces side effects typically associated with systemic delivery of proteins.

In our vaccine program, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that induces the production of an antigen, which then stimulates the desired immune reaction by the body to protect against a specific pathogen.

Our research and development activities yield product candidates that utilize our technology platform and represent significant commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec's adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical need.

On May 23, 2012, Cynthia Collins, became our President and Chief Executive Officer and was appointed to our Board of Directors. Prior to Ms. Collins joining the Company, on May 22, 2012, Paul H. Fischer, Ph.D. resigned as our President and Chief Executive Officer as well as from our Board of Directors.

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

Recent Accounting Pronouncements

There were no new pronouncements effective as of June 30, 2012 that had a significant effect on our financial position or results of operations. Additionally, other new pronouncements issued but not effective until after June 30, 2012 are not expected to have a significant effect on our financial position or results of operations.

Reclassifications

We have made certain reclassifications to prior year amounts to conform to the 2012 presentation.

(2)	Fair Value Measurements

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820) that defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

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

As of June 30, 2012 and December 31, 2011, the carrying value of our cash, cash equivalents, short-term investments, accounts receivable and current liabilities is equal to or approximate fair value due to their short-term nature or proximity to current market rates.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of June 30, 2012 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$4,074	$4,074	$-
Corporate notes and bonds	4,465	-	4,465
U.S. Government and agency securities	12,358	-	12,358
Equity securities	50	50	-
Total assets at fair value	$20,947	$4,124	$16,823

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

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 marketable securities consist of commercial paper, corporate and U.S. agency bonds with maturities of less than twelve months.

The level classification of investments as of June 30, 2012 was consistent with December 31, 2011.

All unrealized holding losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized loss of $19,000 as compared to a net unrealized loss of $17,000 for the six months ended June 30, 2012 and 2011, respectively.

(3)	Stock Benefit Plans

Our stockholders approved the 2011 Omnibus Incentive Plan (2011 Plan) in June 2011. As of June 30, 2012, there are 386,268 shares available for future issuance and 566,296 outstanding options under the 2011 Plan. Options outstanding under the 2011 Plan on June 30, 2012 expire through 2022.

Stock options granted under the 2011 Plan generally have a contractual term of ten years. The Compensation Committee administers the 2011 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.

The 2011 Plan replaced the 2002 Stock Incentive Plan (2002 Plan), which was approved in June 2002 as the replacement for the 1993 Stock Incentive Plan (1993 Plan). There are 931,770 outstanding options and 14,750 outstanding restricted stock awards under the 2002 Plan as of June 30, 2012. Options outstanding under the 2002 Plan on June 30, 2012 expire through 2021. In October 2009, the Company issued 50,000 restricted shares of common stock under the 2002 Plan. Restricted stock awards generally vest over a three-year term, with 50% vesting two years after issuance and 50% vesting three years after issuance. In October 2011, 20,875 restricted stock units vested, the remainder will vest in October 2012. In July 2012, an amendment to the 2011 Plan was approved to increase the number of shares of common stock that are available to be issued through grants or awards by 640,000 shares.

In May 2012, the Company granted an Inducement Award to purchase shares of common stock to our new President and Chief Executive Officer. The Inducement Award allows for the purchase of up to 250,000 shares of common stock at an exercise price per share equal to $2.54. The option has a ten-year term and will vest and become exercisable as to one-eighth (1/8th) of the shares of common stock covered by the option on the six month anniversary of the grant date and, on the first day of each month thereafter the option will vest and become exercisable as to an additional one-forty-eighth (1/48th) of the shares of common stock covered by the option until the option is fully exercisable.

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock units and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award.

We measure compensation expense for our non-employee stock-based compensation under ASC Section 718 “Compensation - Stock Compensation”. The fair value of the stock issued is used to measure the fair value of services received as we believe such approach is a more reliable method of measuring the fair value of the services. Fair value is measured based on the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then reconciled as compensation expense over the requisite performance period. This amount is marked to market until all shares are vested by the non-employees.

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and six-month periods ended June 30, 2012 and June 30, 2011, which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Research and development	$205	$257	$428	$534
General and administrative	103	108	210	227
	$308	$365	$638	$761

The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2012 and 2011 were $2.01 and $4.25, respectively. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2012 and 2011 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011

Risk-free interest rate	1.19%	2.17%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.97%	97.62%
Expected life (years)	6.18	5.73

The volatility assumption for 2012 and 2011 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.18 years and 5.73 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants ranging from 0.97% to 1.66% for the six months ended June 30, 2012 and 1.76% to 3.17% for the six months ended June 30, 2011.

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2012:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2011	1,021	$14.77
Granted	881	2.51
Exercised	-	-
Forfeited	(124)	3.58
Expired	(30)	24.73
Stock options outstanding at June 30, 2012	1,748	$9.21	6.99	$-
Vested or expected to vest at June 30, 2012	1,575	$9.84	6.72	$-
Exercisable at June 30, 2012	758	$16.01	4.02	$-

Unrecognized stock-based compensation related to stock options was approximately $2.6 million as of June 30, 2012. This amount is expected to be expensed over a weighted average period of 2.6 years. There were no options exercised during the six months ended June 30, 2012 or 2011.

The following table summarizes information about our stock options outstanding as of June 30, 2012:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,176	8.66	$3.32	243	$4.83
$10.01 - $30.00	511	3.87	19.95	455	19.73
$30.01 - $40.00	58	0.79	32.47	58	32.47
$40.01 - $50.00	3	4.80	41.16	2	41.16
	1,748	6.99	$9.21	758	$16.01

The following table summarizes the status of the Company’s non-vested restricted stock as of June 30, 2012:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Units	Fair Value	Value

Non-vested restricted stock at December 31, 2011	20	$7.90
Granted	-	-
Exercised	-	-
Cancelled	(5)	7.90
Non-vested restricted stock at June 30, 2012	15	$7.90	$119
Expected to vest at June 30, 2012	15	$7.90	$119

Restricted stock awards granted are scheduled to vest 50 percent two years after the date of grant and 50 percent three years after the date of grant. The cost of the grant is charged to operations over the vesting period. On June 30, 2012, the weighted average remaining term of non-vested restricted stock was 0.3 years.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.

Unrecognized stock-based compensation related to restricted stock awards was approximately $50,000 as of June 30, 2012. This amount is expected to be expensed over a period of 0.3 years.

(4)       Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the six months ended June 30, 2012 and 2011 approximately 773,000 and 645,000 common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.4 million common stock equivalent shares associated with our warrants for each period, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive due to our net loss incurred during the periods presented.

(5)       Stockholders’ Equity

The table below sets forth the outstanding warrants to purchase shares of common stock as of June 30, 2012:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

June 2008	220,383	$20.16	6/11/2013	Exercisable
May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,351,922

During the six months ended June 30, 2012, no warrants were exercised.

(6)      Collaborative Agreement

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee was recognized ratably over the term of the two-year research and collaboration term of the Agreement. The upfront payment was fully recognized in January 2012. Revenue recognized from the non-refundable upfront license fee was $3.7 million due to the pricing agreement associated with the sale of our common stock. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. In January 2012, we extended our research collaboration and license agreement with Novartis. Under the extension, Novartis will fund research at GenVec through January 2013 to support this program. During the three-month and six-month periods ended June 30, 2012, we recognized $0 and $78,000 of the upfront payment, respectively, and $198,000 and $429,000 for research performed under this Agreement, respectively. During the three-month and six-month periods ended June 30, 2011, we recognized $466,000 and $932,000 of the upfront payment, respectively, and $386,000 and $779,000, respectively for research performed under this Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones including (non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb, and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales milestones. During each of the years ended December 31, 2011 and 2010, we recognized $300,000 of milestone payments as a result of the successful completion of preclinical development activities. There were no milestones achieved during the six months ended June 30, 2012 or 2011.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to the companies' collaboration in hearing loss and balance disorders program. Under this agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the three-month and six-month periods ended June 30, 2012 we recognized $1.0 million and $2.2 million, respectively, for services performed under this agreement. During the three-month and six-month periods ended June 30, 2011, we recognized $1.4 million and $3.8 million, respectively for services performed under this agreement.

(7)      Litigation

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the “Amended Complaint”). In the Amended Complaint, plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the “Class Period”), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Plaintiffs seek unspecified damages. Defendants intend to seek dismissal of the Amended Complaint; and have a deadline of September 4, 2012 for filing that motion. The Company cannot predict the outcome of the anticipated motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to vigorously defend the case.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al and generally arises out of the matters alleged to underlie the securities action. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. Plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motions(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. We deny the material allegations of the Garnitschnig action and intend to vigorously defend the case.

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

OVERVIEW

GenVec is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant health concerns. GenVec's development programs address therapeutic areas such as hearing loss and balance disorders; and vaccines against infectious diseases including respiratory syncytial virus, herpes simplex virus, dengue fever, and malaria.

We use our adenovector platform to deliver genes to cells, which then direct the production of the desired protein to repair cellular functions. This approach reduces side effects typically associated with systemic delivery of proteins.

In our vaccine program, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that induces the production of an antigen, which then stimulates the desired immune reaction by the body to protect against a specific pathogen.

Our research and development activities yield product candidates that utilize our technology platform and represent significant commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests delivery of the atonal gene using GenVec's adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical need.

On May 23, 2012, Cynthia Collins, became our President and Chief Executive Officer and was appointed to our Board of Directors. Prior to Ms. Collins joining the Company, on May 22, 2012, Paul H. Fischer, Ph.D. resigned as our President and Chief Executive Officer as well as from our Board of Directors.

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

FINANCIAL OVERVIEW FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Results of Operations

GenVec’s net loss was $3.7 million or $0.28 per share on revenues of $2.5 million for the three-months ended June 30, 2012. This compares to a net loss of $1.2 million or $0.10 per share on revenues of $4.7 million in the same period in the prior year. GenVec’s net loss was $6.9 million, or $0.53 per share, on revenues of $5.7 million for the six-months ended June 30, 2012. This compares to a net loss of $3.5 million, or $0.27 per share, on revenues of $10.0 million in the same period in the prior year. Included in our net loss for the first six months of 2012 was stock-based compensation expense of $638,000 as compared to $761,000 for the same period in the prior year. GenVec ended the second quarter of 2012 with $20.9 million in cash and investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2012 were $2.5 million and $5.7 million, which represent decreases of 46 percent and 43 percent, respectively, as compared to $4.7 million and $10.0 million in the comparable prior year periods.

Revenues for the three-month and six-month periods ended June 30, 2012 were primarily derived from the collaboration with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Revenue has also been derived from the Company’s funded research and development programs with the Department of Homeland Security, National Institutes of Allergy and Infectious Diseases, and National Institutes of Health, all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria, HIV, respiratory syncytial virus (RSV), and herpes simplex virus (HSV).

In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. If certain clinical, regulatory, and sales milestones were met, we were eligible, at the inception of the agreement, to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales. During each of the years ended December 31, 2011 and 2010, we recognized $300,000 of milestone payments as a result of the successful completion of preclinical development activities. There were no milestones achieved during the six months ended June 30, 2012 or June 30, 2011. In January 2012, we extended our research collaboration and license agreement with Novartis. Under the extension, Novartis will fund research at GenVec through January 2013 to support this program. During the three- month and six-month periods ended June 30, 2012, we recognized $0 and $78,000 of the upfront payment, respectively, and $198,000 and $429,000 for research performed under this Agreement, respectively. The upfront payment was fully recognized in January 2012. During the three-month and six-month periods ended June 30, 2011, we recognized $466,000 and $932,000, of the upfront payment, respectively, and $386,000 and $779,000 for research performed under this Agreement, respectively.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to companies' collaboration in hearing loss and balance disorders. Under this agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the three-month and six-month periods ended June 30, 2012 we recognized $1.0 million and $2.2 million, respectively, for services performed under this agreement. During the three-month and six-month periods ended June 30, 2011, we recognized $1.4 million and $3.8 million, respectively, for services performed under this agreement.

Revenues recognized under our various funded research projects for the three-month and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Hearing loss and balance disorders	$1,233	$2,196	$2,730	$5,469
Animal health	451	1,040	1,371	1,908
HIV	249	777	329	1,496
Malaria	89	137	211	241
Other	518	587	1,063	909

Total	$2,540	$4,737	$5,704	$10,023

The decrease for the three-month and six-month periods ended June 30, 2012 is primarily due to lower revenue associated with our hearing program of $1.0 million and $2.7 million, respectively. The lower revenue for our hearing program is due mainly to reduced work scope associated with manufacturing activities in preparation of clinical studies under our Novartis agreements in 2012 as compared to the 2011 period. Also contributing to the decrease is a reduction in revenue associated with our HIV program of $0.5 million and $1.2 million, respectively, due to reduced work scope. The animal health program also has decreased revenue of $0.6 million during the three-month period ended June 30, 2012 and $0.5 million in the six-month period ended June 30, 2012 compared to the comparable 2011 periods due mainly to the successful completion of field safety studies in 2012.

Expenses

Operating expenses were $6.2 million and $12.6 million for the three-month and six-month periods ended June 30, 2012, which represent an increase of 4 percent for the three-month period and a decrease of 7 percent for the six-month period ended June 30, 2012 as compared to $6.0 million and $13.5 million in the comparable prior year periods.

Research and development expenses for the three-month and six-month periods ended June 30, 2012 decreased 13 percent and 19 percent, respectively, from $4.1 million and $9.7 million in comparable 2011 periods to $3.6 million and $7.9 million for the three-month and six-month periods in 2012. The decrease is primarily due to lower personnel costs and manufacturing costs associated with our FMD program and to a lesser extent our hearing program in the three-month period ended June 30, 2012 as compared to the comparable prior year period. These decreases are partially offset by increased equipment costs associated with our hearing program. The decrease in the six-month period ended June 30, 2012 is primarily due to lower personnel costs and lower manufacturing and testing costs associated with our hearing program. Also contributing to a lesser extent in each of the three-month and six-month periods ended June 30, 2012 are reduced personnel and outside costs due to the termination of our TNFerade trial in March 2010.

General and administrative expense for the three-month and six-month periods ended June 30, 2012 increased 42 percent and 24 percent, respectively, with expense of $2.6 million and $4.7 million in 2012 as compared to $1.9 million and $3.8 million in 2011. During both the three-month and six-month periods ended June 30, 2012 we experienced higher personnel costs due mainly to the CEO transition.

Other Income (Expense)

Total other income decreased by $2,000 and $5,000 for the three-month and six month periods ended June 30, 2012 as compared to the prior year periods. Total other income is composed of interest income, net and other income.

Interest income, net, for the three-month and six-month periods ended June 30, 2012 was $10,000 and $18,000, respectively, compared to $12,000 and $24,000 in the comparable prior year periods. The decrease in interest income, net was due to a decrease in the fair value of warrants issued to Kingsbridge Capital Ltd of $3,000 in the prior year period and lower investment balances.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of June 30, 2012 we have an accumulated deficit of $258.6 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of June 30, 2012, cash and investments totaled $20.9 million as compared to $26.4 million on December 31, 2011.

For the six months ended June 30, 2012, we used $5.2 million of cash for operating activities. This consisted of a net loss for the period of $6.9 million, which included approximately $119,000 of non-cash depreciation and amortization, $638,000 of non-cash stock option expenses, and an increase in cash from a decrease in accounts receivable of $943,000. Net cash was used primarily for the advancement of our internally funded research programs and general and administrative activities.

Net cash provided by investing activities during the six months ended June 30, 2012 was $5.2 million. This consisted of $21.4 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturity of investments of $26.9 million. We used $243,000 of cash for the purchase of laboratory equipment.

Net cash provided by financing activities during the six months ended June 30, 2012 was $0.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will average using approximately $2.5 million of cash per quarter for the four quarters ending June 30, 2013. Our estimate includes approximately $0.9 million in contractual obligations as well as $0.3 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations through at least June 30, 2014.

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

ITEM 4.    CONTROLS AND PROCEDURES

As of June 30, 2012, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of June 30, 2012, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the “Amended Complaint”). In the Amended Complaint, plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the “Class Period”), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Plaintiffs seek unspecified damages. Defendants intend to seek dismissal of the Amended Complaint; and have a deadline of September 4, 2012 for filing that motion. The Company cannot predict the outcome of the anticipated motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to vigorously defend the case.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of the Company's Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al., No. 8:12-cv-00774 and generally arises out of the matters alleged to underlie the securities action. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as directors of the Company. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, the company disseminated misleading public statements and improperly continued with a clinical trial. Plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing the Company to make certain changes to its corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motions(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. The Company denies the material allegations of the Garnitschnig action and intends to vigorously defend the case.

ITEM 1A.    RISK FACTORS

None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURES

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

10.1	Employment Agreement by and between Cynthia Collins and GenVec, Inc., dated as of May 18, 2012 (Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 24, 2012).

10.2	CEO Inducement Award of a Non-Qualified Stock Option by and between Cynthia Collins and GenVec, Inc., dated as of May 23, 2012 (Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 24, 2012).

10.3	Separation and Release Agreement by and between Paul H. Fischer and GenVec, Inc., dated as of May 22, 2012 (Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 24, 2012).

10.4	Consulting Agreement by and between Paul H. Fischer and GenVec, Inc., dated as of May 22, 2012 (Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 24, 2012).

10.5	Form of Non-Qualified Stock Option Agreement by and between Paul H. Fischer and GenVec, Inc. (Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 24, 2012).

10.6	Amendment to GenVec, Inc. 2011 Omnibus Incentive Plan, dated as of July 11, 2012 (Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on July 17, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ Cynthia Collins
Cynthia Collins
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Financial Officer, Treasurer, and Corporate Secretary

