Form 10-Q
period 2012-09-30
GENVEC INC
filed 2012-11-09
CIK 934473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐ No ☒

As of October 31, 2012, the Registrant had 12,947,971 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,972	$4,114
Short-term investments	13,223	22,332
Accounts receivable, net	991	2,391
Prepaid expenses and other	311	230
Total current assets	19,497	29,067
Property and equipment, net	777	692
Other assets	171	107
Total assets	$20,445	$29,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,575	$1,239
Accrued expenses	2,275	1,958
Unearned revenue	4	131
Total current liabilities	3,854	3,328

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2012 and 2011	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 12,950 and 12,958 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	13	13
Additional paid-in capital	279,189	278,239
Accumulated other comprehensive loss	(9)	(8)
Accumulated deficit	(262,602)	(251,706)
Total stockholders’ equity	16,591	26,538
Total liabilities and stockholders’ equity	$20,445	$29,866

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$2,128	$4,332	$7,832	$14,355

Operating expenses:
Research and development	3,380	3,819	11,284	13,538
General and administrative	2,799	2,005	7,475	5,787
Total operating expenses	6,179	5,824	18,759	19,325

Loss from operations	(4,051)	(1,492)	(10,927)	(4,970)

Other income, net:
Interest income, net	12	9	31	33
Total other income, net	12	9	31	33

Net loss	$(4,039)	$(1,483)	$(10,896)	$(4,937)

Net loss per share - basic and diluted	$(0.31)	$(0.11)	$(0.84)	$(0.38)

Weighted average shares outstanding - basic and diluted	12,938	12,918	12,938	12,917

Comprehensive Loss:

Net loss	$(4,039)	$(1,483)	$(10,896)	$(4,937)

Unrealized holding gain (loss) on securities available for sale	18	(35)	(1)	(52)

Comprehensive loss	$(4,021)	$(1,518)	$(10,897)	$(4,989)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,896)	$(4,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181	175
Non-cash charges for stock-based compensation	950	1,193
Change in accounts receivable	1,400	508
Change in accounts payable and accrued expenses	653	(1,761)
Change in unearned revenue	(127)	(1,562)
Change in other assets and liabilities, net	(144)	(126)
Net cash used in operating activities	(7,983)	(6,510)

Cash flows from investing activities:
Purchases of property and equipment	(266)	(161)
Purchases of investment securities	(25,928)	(43,113)
Proceeds from sale and maturity of investment securities	35,035	23,413
Net cash provided by/(used in) investing activities	8,841	(19,861)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	37
Net cash provided by financing activities	-	37

Increase (decrease) in cash and cash equivalents	858	(26,334)
Beginning balance of cash and cash equivalents	4,114	35,002

Ending balance of cash and cash equivalents	$4,972	$8,668

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

In the opinion of management, the accompanying condensed, unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2012 and December 31, 2011 and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2012 and September 30, 2011. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. In an effort to conserve capital, we have taken steps to lower our operating costs in order to reduce costs. These steps included announcing on September 25, 2012 eliminating 23 positions, or approximately 30% of our workforce. Approximately $700,000 of severance costs were incurred in the third quarter of 2012, of which approximately $400,000 will be paid in the fourth quarter of 2012, and the remaining amount will be paid in 2013. As a result we estimate we have sufficient resources to fund our operations through at least the third quarter of 2014.

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

Recent Accounting Pronouncements

There were no new pronouncements effective as of September 30, 2012 that had a significant effect on our financial position or results of operations. Additionally, other new pronouncements issued but not effective until after September 30, 2012 are not expected to have a significant effect on our financial position or results of operations.

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

As of September 30, 2012 and December 31, 2011, the carrying value of our cash and cash equivalents, short-term investments, accounts receivable, and current liabilities is equal to or approximate fair value due to their short-term nature or proximity to current market rates.

The following table presents information about assets recorded at fair value on a recurring basis as of September 30, 2012 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$4,972	$4,972	$-
Corporate notes and bonds	7,577	-	7,577
U.S. Government and agency securities	5,584	-	5,584
Equity securities	62	62	-
Total assets at fair value	$18,195	$5,034	$13,161

The following table presents information about assets recorded at fair value on a recurring basis as of December 31, 2011 on the Condensed Balance Sheet:

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

The level classification of investments as of September 30, 2012 was consistent with December 31, 2011.

All unrealized holding losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized loss of $1,000 as compared to a net unrealized loss of $52,000 for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Stock Benefit Plans

Our stockholders approved the 2011 Omnibus Incentive Plan (2011 Plan) in June 2011. As of September 30, 2012, there are 622,346 shares available for future issuance and 622,063 outstanding options under the 2011 Plan. Options outstanding under the 2011 Plan on September 30, 2012 expire through 2022.

Stock options granted under the 2011 Plan generally have a contractual term of ten years. The Compensation Committee administers the 2011 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.

The 2011 Plan replaced the 2002 Stock Incentive Plan (2002 Plan), which was approved in June 2002 as the replacement for the 1993 Stock Incentive Plan (1993 Plan). There are 642,925 outstanding options and 11,750 outstanding restricted stock awards under the 2002 Plan as of September 30, 2012. Options outstanding under the 2002 Plan on September 30, 2012 expire through 2021. In October 2009, the Company issued 50,000 restricted shares of common stock under the 2002 Plan. Restricted stock awards generally vest over a three-year term, with 50% vesting two years after issuance and 50% vesting three years after issuance. In October 2011, 20,875 restricted stock units vested, the remainder will vest in October 2012. In July 2012, an amendment to the 2011 Plan was approved to increase the number of shares of common stock that are available to be issued through grants or awards by 640,000 shares.

In May 2012, the Company granted an Inducement Award to purchase shares of common stock to our President and Chief Executive Officer. The Inducement Award allows for the purchase of up to 250,000 shares of common stock at an exercise price per share equal to $2.54. The option has a ten-year term and will vest and become exercisable as to one-eighth (1/8th) of the shares of common stock covered by the option on the six month anniversary of the grant date and, on the first day of each month thereafter the option will vest and become exercisable as to an additional one-forty-eighth (1/48th) of the shares of common stock covered by the option until the option is fully exercisable.

Stock-Based Compensation Expense

We measure the cost of all share-based payment awards made to our employees and directors including awards of employee stock options, restricted stock units and employee stock purchases based on the fair value method of measurement and recognize compensation expense on a straight-line basis over the service period of each award.

We measure compensation expense for our non-employee stock-based compensation based on the fair value of the stock issued to measure the fair value of services received as we believe such approach is a more reliable method of measuring the fair value of the services. Fair value is measured based on the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recorded as compensation expense over the requisite performance period. This amount is marked to market until all shares are vested by the non-employees.

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Research and development	$208	$301	$636	$835
General and administrative	104	131	314	358
	$312	$432	$950	$1,193

The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2012 and 2011 were $2.00 and $4.06, respectively. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2012 and 2011 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011

Risk-free interest rate	1.04%	2.09%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.97%	97.62%
Expected life (years)	6.34	5.66

The volatility assumption for 2012 and 2011 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.34 years and 5.66 years, respectively.

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants ranging from 0.81% to 1.58% for the nine months ended September 30, 2012 and 0.25% to 2.30% for the nine months ended September 30, 2011.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2012:

		Weighted	Weighted
		average	average	Aggregate
(in thousands,	Number	exercise	contractual	intrinsic
except exercise price and contractual term data)	of shares	price	life (years)	value

Stock options outstanding, December 31, 2011	1,021	$14.77
Granted	996	2.49
Exercised	-	-
Forfeited	(216)	4.21
Expired	(286)	18.27
Stock options outstanding at September 30, 2012	1,515	$7.54	7.58	$-
Vested or expected to vest at September 30, 2012	1,395	$7.92	7.43	$-
Exercisable at September 30, 2012	611	$13.79	4.96	$-

Unrecognized stock-based compensation related to stock options was approximately $2.0 million as of September 30, 2012. This amount is expected to be expensed over a weighted average period of 2.4 years. There were no options exercised during the nine months ended September 30, 2012. We realized proceeds of $3,000 from options exercised during the nine months ended September 30, 2011.

The following table summarizes information about our stock options outstanding as of September 30, 2012:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,133	8.76	$3.14	255	$4.35
$10.01 - $30.00	355	4.27	19.63	329	19.46
$30.01 - $40.00	24	1.35	32.74	24	32.74
$40.01 - $50.00	3	3.70	41.16	3	41.16
	1,515	7.58	$7.54	611	$13.79

The following table summarizes the status of the Company’s non-vested restricted stock as of September 30, 2012:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Units	Fair Value	Value

Non-vested restricted stock at December 31, 2011	20	$7.90
Granted	-	-
Exercised	-	-
Cancelled	(8)	7.90

Non-vested restricted stock at September 30, 2012	12	$7.90	$95

Expected to vest at September 30, 2012	12	$7.90	$95

Restricted stock awards granted are scheduled to vest 50 percent two years after the date of grant and 50 percent three years after the date of grant. The cost of the grant is charged to operations over the vesting period. On September 30, 2012, the weighted average remaining term of non-vested restricted stock was 0.04 years. The remaining outstanding restricted stock awards vested on October 14, 2012.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.

Unrecognized stock-based compensation related to restricted stock awards was approximately $29,000 as of September 30, 2012. This amount is expected to be expensed in October 2012.

(4) Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2012 and 2011 approximately 623,000 and 703,000 common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.4 million common stock equivalent shares associated with our warrants for each period, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive due to our net loss incurred during the periods presented.

(5) Stockholders’ Equity

The table below sets forth the outstanding warrants to purchase shares of common stock as of September 30, 2012:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

June 2008	220,383	$20.16	6/11/2013	Exercisable
May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,351,922

During the nine months ended September 30, 2012, no warrants were exercised.

(6)	Collaborative Agreement

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee was recognized ratably over the term of the two-year research and collaboration term of the Agreement. The upfront payment was fully recognized in January 2012. Revenue recognized from the non-refundable upfront license fee was $3.7 million due to the pricing agreement associated with the sale of our common stock. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. In January 2012, we extended our research collaboration and license agreement with Novartis. Under the extension, Novartis will fund research at GenVec through January 2013 to support this program. During the three-month and nine-month periods ended September 30, 2012, we recognized $0 and $78,000 of the upfront payment, respectively, and $152,000 and $581,000 for research performed under this Agreement, respectively. During the three-month and nine-month periods ended September 30, 2011, we recognized $466,000 and $1,398,000 of the upfront payment, respectively, and $610,000 and $1,389,000, respectively for research performed under this Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones including (non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb, and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales milestones. During each of the years ended December 31, 2011 and 2010, we recognized $300,000 of milestone payments as a result of the successful completion of preclinical development activities. There were no milestones achieved during the nine months ended September 30, 2012 or 2011.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to the companies' collaboration in hearing loss and balance disorders. Under this agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the three-month and nine-month periods ended September 30, 2012 we recognized $0.9 million and $3.0 million, respectively, for services performed under this agreement. During the three-month and nine-month periods ended September 30, 2011, we recognized $1.3 million and $5.1 million, respectively for services performed under this agreement.

(7)	Litigation

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the “Amended Complaint”). In the Amended Complaint, Lead Plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the “Class Period”), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Lead Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs seek unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. Lead Plaintiffs are scheduled to file an opposition to the motion to dismiss on or before November 12, 2012. Defendants’ reply brief is due on or before December 24, 2012. The Company cannot predict the outcome of the motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to vigorously defend the case.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. In an effort to conserve capital, we have taken steps to lower our operating costs in order to reduce costs. These steps included announcing on September 25, 2012 eliminating 23 positions, or approximately 30% of our workforce. Approximately $700,000 of severance costs were incurred in the third quarter of 2012, of which approximately $400,000 will be paid in the fourth quarter of 2012, and the remaining amount will be paid in 2013. As a result we estimate we have sufficient resources to fund our operations through at least the third quarter of 2014.

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

FINANCIAL OVERVIEW FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Results of Operations

GenVec’s net loss was $4.0 million, or $0.31 per share, on revenues of $2.1 million for the three-months ended September 30, 2012. This compares to a net loss of $1.5 million, or $0.11 per share, on revenues of $4.3 million in the same period in the prior year. GenVec’s net loss was $10.9 million, or $0.84 per share, on revenues of $7.8 million for the nine-months ended September 30, 2012. This compares to a net loss of $4.9 million, or $0.38 per share, on revenues of $14.4 million in the same period in the prior year. Included in our net loss for the first nine months of 2012 was stock-based compensation expense of $950,000 as compared to $1.2 million for the same period in the prior year. GenVec ended the third quarter of 2012 with $18.2 million in cash and cash equivalents and investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2012 were $2.1 million and $7.8 million, which represent decreases of 51 percent and 45 percent, respectively, as compared to $4.3 million and $14.4 million in the comparable prior year periods.

Revenues for the three-month and nine-month periods ended September 30, 2012 were primarily derived from the collaboration with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Revenue has also been derived from the Company’s funded research and development programs with the Department of Homeland Security, the National Institutes of Allergy and Infectious Diseases, and the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria, HIV, respiratory syncytial virus (RSV), and herpes simplex virus (HSV).

In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. If certain clinical, regulatory, and sales milestones were met, we were eligible, at the inception of the agreement, to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales. During each of the years ended December 31, 2011 and 2010, we recognized $300,000 of milestone payments as a result of the successful completion of preclinical development activities. There were no milestones achieved during the nine months ended September 30, 2012 or September 30, 2011. In January 2012, we extended our research collaboration and license agreement with Novartis. Under the extension, Novartis will fund research at GenVec through January 2013 to support this program. During the three- month and nine-month periods ended September 30, 2012, we recognized $0 and $78,000 of the upfront payment, respectively, and $152,000 and $581,000 for research performed under this Agreement, respectively. The up-front payment was fully recognized in January 2012. During the three-month and nine-month periods ended September 30, 2011, we recognized $466,000 and $1,398,000, of the upfront payment, respectively, and $610,000 and $1,389,000 for research performed under this Agreement, respectively.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to the companies' collaboration in hearing loss and balance disorders. Under this agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead candidates. During the three-month and nine-month periods ended September 30, 2012 we recognized $0.9 million and $3.0 million, respectively, for services performed under this agreement. During the three-month and nine-month periods ended September 30, 2011, we recognized $1.3 million and $5.1 million, respectively for services performed under this agreement.

In September 2012, we signed an agreement with the U.S. Naval Medical Logistics Command to support malaria vaccine development efforts at the U.S. Naval Medical Research Center (NMRC). Under the Agreement, we will provide clinical supplies to be used in one or more Phase I clinical trials by the NMRC. We anticipate receiving approximately $3.5 million over three years, with approximately $0.6 million in the fourth quarter of 2012, $1.9 million in 2013, $1.0 million in 2014, and $25,000 in 2015. The agreement contains an option for additional work of up to $0.2 million that can be requested by the NMRC.

Revenues recognized under our various funded research projects for the three-month and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Hearing loss and balance disorders	$1,018	$2,407	$3,748	$7,876
Animal health	495	936	1,866	2,844
HIV	81	446	410	1,942
Malaria	97	119	308	360
Other	437	424	1,500	1,333

Total	$2,128	$4,332	$7,832	$14,355

The decrease for the three-month and nine-month periods ended September 30, 2012 is primarily due to lower revenue associated with our hearing program which was $1.4 million and $4.1 million, respectively. The lower revenue for our hearing program is due mainly to reduced work scope associated with research and manufacturing activities in preparation of clinical studies under our Novartis agreements in 2012 as compared to the 2011 periods. Also revenue associated with our hearing program was lower because of the recognition of the up-front payment in the 2011 periods, as recognition of the upfront payment was completed in January 2012.

There was also a decrease is in revenue associated with our HIV vaccine program of $0.4 million and $1.5 million, for the three-month and nine-month periods ended September 30, 2012, respectively, due to reduced work scope from the NIH. The revenue for our animal health program, FMD vaccine, also decreased by $0.4 million during the three-month period ended September 30, 2012 and $1.0 million in the nine-month period ended September 30, 2012 compared to the comparable 2011 periods due mainly to the successful completion of field safety studies in early 2012.

Expenses

Operating expenses were $6.2 million and $18.8 million for the three-month and nine-month periods ended September 30, 2012, which represent an increase of 6 percent for the three-month period and a decrease of 3 percent for the nine-month period ended September 30, 2012 as compared to $5.8 million and $19.3 million in the comparable prior year periods.

On September 25, 2012 we announced we are lowering our operating costs to conserve capital, including eliminating 23 positions, or approximately 30% of our workforce. Approximately $700,000 of severance costs were incurred in the third quarter of 2012, of which approximately $400,000 will be paid in the fourth quarter of 2012, and the remaining amount will be paid in 2013.

Research and development expenses for the three-month and nine-month periods ended September 30, 2012 decreased 12 percent and 17 percent, respectively, from $3.8 million and $13.5 million in comparable 2011 periods to $3.4 million and $11.3 million for the three-month and nine-month periods in 2012. The decrease is primarily due to lower personnel costs and manufacturing costs associated with our animal health program, FMD vaccine. Also contributing to the decrease but to a lesser extent are reduced materials and supplies for general research operations and our hearing program in the three-month period ended September 30, 2012 as compared to the comparable prior year period. The decrease in the nine-month period ended September 30, 2012 is primarily due to lower personnel costs and lower manufacturing and testing costs associated with our hearing program. Also contributing to a lesser extent in each of the three-month and nine-month periods ended September 30, 2012 are reduced personnel and outside costs due to the termination of our TNFerade trial in March 2010 and the greater scope of associated wind down costs in 2011.

General and administrative expense for the three-month and nine-month periods ended September 30, 2012 increased 40 percent and 29 percent, respectively, with expense of $2.8 million and $7.5 million in 2012 as compared to $2.0 million and $5.8 million in 2011. During both the three-month and nine-month periods ended September 30, 2012 we experienced higher personnel costs due mainly to the costs associated with the elimination of 23 positions in the three-month period and the CEO transition in the nine-month period.

Other Income

Total other income increased by $3,000 for the three-month and decreased $2,000 for the nine month periods ended September 30, 2012 as compared to the prior year periods. Total other income is composed of interest income, net and other income (expense).

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of September 30, 2012 we have an accumulated deficit of $262.6 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2012, cash, cash equivalents, and investments totaled $18.2 million as compared to $26.4 million as of December 31, 2011.

For the nine months ended September 30, 2012, we used $8.0 million of cash for operating activities. This consisted of a net loss for the period of $10.9 million, which included approximately $181,000 of non-cash depreciation and amortization, $950,000 of non-cash stock option expenses, and an increase in cash from a decrease in accounts receivable of $1.4 million. Net cash was used primarily for the advancement of our internally funded research programs, the termination activities associated with our TNFerade clinical trial, and general and administrative activities.

Net cash provided by investing activities during the nine months ended September 30, 2012 was $8.8 million. This consisted of $25.9 million of cash used to purchase investment securities during the period and $266,000 of cash used for the purchase of laboratory equipment offset by proceeds from the sale and maturity of investments of $35.0 million.

Net cash provided by financing activities during the nine months ended September 30, 2012 was $0.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. In an effort to conserve capital, we have taken steps to lower our operating costs in order to reduce costs. These steps included announcing on September 25, 2012 eliminating 23 positions, or approximately 30% of our workforce. Approximately $700,000 of severance costs were incurred in the third quarter of 2012, of which approximately $400,000 will be paid in the fourth quarter of 2012, and the remaining amount will be paid in 2013. We currently estimate we will use an average of approximately $2.2 million of cash per quarter for the four quarters ending September 30, 2013. Our estimate includes approximately $0.9 million in contractual obligations as well as $0.6 million for capital expenditures. Based on this estimate, we believe we have sufficient resources to fund our operations through at least the third quarter of 2014.

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

Recently Issued Accounting Pronouncements

There were no new pronouncements effective as of September 30, 2012 that had a significant effect on our financial position or results of operations. Additionally, other new pronouncements issued but not effective until after September 30, 2012 are not expected to have a significant effect on our financial position or results of operations.

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

As of September 30, 2012, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of September 30, 2012, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the “Amended Complaint”). In the Amended Complaint, Lead Plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the “Class Period”), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Lead Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs seek unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. Lead Plaintiffs are scheduled to file an opposition to the motion to dismiss on or before November 12, 2012. Defendants’ reply brief is due on or before December 24, 2012. The Company cannot predict the outcome of the motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to vigorously defend the case.

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

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Agreement with the U.S. Naval Medical Logistics Command regarding malaria vaccine development for the U.S. Naval Medical Research Center, dated September 29, 2012.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: November 9, 2012	By:	/s/ Cynthia Collins
Cynthia Collins
President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary

