Form 10-K
period 2012-12-31
GENVEC INC
filed 2013-03-22
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

As of June 29, 2012 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of such stock as reported by the NASDAQ Capital Market on such date, was $30,661,745. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 29, 2012 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 28, 2013 there were 12,948,285 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene which causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders through the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for their hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem as well.

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have programs with the U.S. Naval Medical Research Center (NMRC) to develop vaccines for dengue fever and malaria. In addition, we have provided vaccine candidates to the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) against HIV. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

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

OUR STRATEGY

Our primary objective is to develop and commercialize products which have significant unmet medical needs. We plan to achieve this objective through the following strategies:

Working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders. We believe that a significant commercial opportunity exists for hearing loss and balance disorders. We are committed to realizing the value of this program by facilitating Novartis’ development program.

Entering into new collaborations to support the development of our pipeline of products. We are engaged in seeking strategic collaborations and partnerships to further develop and potentially commercialize our therapeutic and vaccine product candidates. In December 2010, we announced a collaboration with Merial Limited to develop vaccines against FMD utilizing our technology. We intend to continue to seek corporate partnerships in the following programs and areas:

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

Minimizing our cash burn rate and reducing the need for additional equity financing. We intend to further develop our product candidates and technology through collaborations which bring external and selective deployment of our resources in a prudent manner. We believe this strategy will allow us to advance our programs without the use of substantial additional capital and will insulate us from fluctuating capital raising conditions.

THERAPEUTIC PRODUCT DEVELOPMENT PROGRAMS

Hearing and Balance Disorders.  In collaboration with Novartis, our hearing and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Hearing and balance require specialized cells of the inner ear called sensory hair cells. During embryonic development, an atonal gene (Atoh1) induces the generation of these cells. In multiple animal models we have demonstrated formation of new inner ear sensory hair cells and the restoration of hearing and balance function using our technology to deliver the Atoh1 gene to the inner ear. There are currently no approved drug therapies to treat hearing loss or balance disorders. Hearing loss affects approximately 31 million people in the U.S. alone. Treatment for hearing loss is often limited to hearing aids which enjoy only a 30% penetration into this market and low rates of patient satisfaction.

In December 2007, we received a sub-award under a grant from the National Institute on Deafness and Other Communication Disorders (NIDCD), of the NIH, to develop a gene-based drug therapy to treat severe balance disorders. Under this grant, GenVec supports preclinical research in collaboration with the University of Kansas Medical Center, leading to potential drug candidates.

In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. If certain clinical, regulatory, and sales milestones are met, we were eligible, from the inception of the agreement, to receive up to an additional $206.6 million in milestone payments in addition to royalties on future sales.

In August 2010, we entered into an additional agreement with Novartis, for the supply of services relating to development materials in connection with our collaboration in hearing loss and balance disorders. Under this additional agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up to two lead product candidates. In 2010, we recognized approximately $4.4 million for services performed under this agreement. In 2011, we recognized approximately $6.0 million for services performed under this agreement. In 2012, we recognized approximately $3.4 million for services performed under this agreement.

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

In January 2012, we announced that we had extended our Research Collaboration and License Agreement with Novartis. Under the extension, Novartis funded research at GenVec through January 2013 to support this program.

In February 2013, we announced that we had extended our Research Collaboration and License Agreement with Novartis. Under the extension, Novartis will fund research at GenVec through January 2014 to support this program.

VACCINE DEVELOPMENT PROGRAMS

In addition to our therapeutic product development programs, we are working with collaborators to develop vaccines using our adenovector technology. We are currently developing preventative vaccines, including RSV, dengue fever, and malaria, and one therapeutic vaccine, HSV.

In April 2012, we announced publication of research on new vaccine vectors. These vectors are non-human and circumvent neutralizing antibodies typically associated with vectors sometimes referred to as vector specific immunity in order to generate the desired immunologic response of the vaccine.

Respiratory Syncytial Virus.  We are developing a vaccine against RSV, the single most important viral cause of lower respiratory infections in infants and young children. According to the World Health Organization, nearly all U.S. children have been infected with RSV by two years of age. Although RSV infection usually produces cold-like symptoms, the infection can result in severe lower respiratory tract infection, which causes up to 130,000 pediatric hospitalizations per year in the U.S. RSV also causes repeated infections throughout life, placing the elderly and individuals with compromised immune systems and people with cardiac or pulmonary complications at risk for severe disease. Among the institutionalized elderly, it is estimated there are about 15,000 deaths annually from RSV. In March 2007, we entered into a Collaborative Research and Development Agreement (CRADA) with the NIAID to develop vaccines for the prevention and treatment of RSV. This three-year CRADA was renewed in July 2010 for a second three-year term. Initial vaccine candidates are in preclinical testing. In May 2008, we received a $600,000 Small Business Innovation and Research (SBIR) grant from the NIH to support work under this program which was completed in April 2011.

In May 2012, we received a Phase I Small SBIR grant from the NIAID, valued at approximately $590,000, to provide funding to further understand the impact of maternal immunity against RSV on the generation of a protective immune response in newborns. This is an important factor in the development of an effective vaccine for the pediatric population. Revenue recognized under this contract amounted to $109,000 in 2012.

In September 2012, data were presented on GenVec’s RSV vaccine program at the International Respiratory Syncytial Virus Symposium, which took place in Sante Fe, New Mexico. Data presented at the conference demonstrated GenVec's universal RSV vaccine candidate is highly immunogenic and produces durable and broad protection from a single intramuscular administration. Protection in cotton rat and mouse models was characterized by functional RSV neutralizing antibodies and no disease potentiation was observed. GenVec's RSV vaccine candidate utilizes a proprietary adenovirus that is capable of generating a broad immune response while avoiding the problems of vector specific immunity that has hampered other vectored vaccines.

In March 2012, data were presented on GenVec's RSV vaccine program at the “Keystone Symposium on Viral Immunity and Host Gene Influence”, which took place in Keystone, Colorado. Data presented at the conference demonstrated encouraging preclinical proof-of-principle findings generated in non-human primates. Specifically, the data showed GenVec's vaccine technology induced neutralizing antibody, and significant T-cell responses with a single administration. The immune responses were consistent with protective responses without disease potentiation and multiple administrations increased the neutralizing antibody responses.

HSV.  We are developing vaccines for the treatment of HSV including HSV type 2 (HSV-2) the virus responsible for most cases of genital herpes. In the United States, HSV-2 infects some 1.6 million new people per year, with approximately 500,000 of those suffering from disease symptoms. At least 40 million people in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. All HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care, their inconvenience, cumulative cost and potential for drug resistance further underscore the need for safe, new approaches to reducing HSV-2 lesions, virus shedding, and transmission. Estimated costs of treating HSV in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care.

In March 2008, we received a $600,000 Phase 1 SBIR grant from the NIH for our HSV program. This grant supported work conducted in a collaborative effort by GenVec, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington. We completed work under this grant in February 2011.

In December 2012, data were presented on GenVec’s HSV vaccine program at the Keystone Symposia meeting on Immunological Mechanisms of Vaccination, which took place in Ottawa, Ontario. Data presented at the conference demonstrated that a single administration of our genetic vaccine was effective against HSV2 in two industry-accepted HSV disease models. Specifically, immunization was shown to reduce viral shedding, and the recurrence and severity of lesions.

Dengue Fever.  With our collaborators we are generating vaccine candidates for the prevention of dengue fever. Dengue fever is a viral disease spread by mosquitoes that historically affected 50 to 100 million people each year. The virus is found in tropical and sub-tropical climates worldwide, mostly in urban and semi-urban areas. In recent years, dengue fever has spread to many new geographic locations, with cases confirmed in Florida and explosive outbreaks confirmed in Brazil and Venezuela. Symptoms are flu-like and generally occur 3 to 14 days after being bitten by an infected mosquito. Symptoms may include fever, headache, rash, eye pain and body aches. Dengue hemorrhagic fever is the most severe form of the disease and it can be fatal. There is no current vaccine or treatment for dengue fever.

We have entered into the following agreements related to our dengue fever vaccine program:

•	U.S. Naval Medical Research Center. In January 2011, we entered into a collaboration with the NMRC through a CRADA to support their dengue fever vaccine research. Under this agreement, NMRC is responsible for pre-clinical animal studies of vaccines, designed and manufactured by GenVec, including studies in non-human primates.
•	Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. In January 2011, we signed a one-year, $530,000 agreement with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. to fund the development and preparation of vaccines against dengue fever. Under the agreement, GenVec designed vaccine candidates that utilize GenVec’s adenovector technology and manufactured these vaccine candidates utilizing GenVec’s proprietary cell line. We completed work under this agreement in September 2012.

We are working with our collaborators to explore additional funding mechanisms to advance this program.

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

In November 2012, data were presented on GenVec's malaria vaccine program at the American Society of Tropical Medicine and Hygiene (ASTMH) 61st Annual Meeting, which took take place in Atlanta, Georgia. Data presented at the conference highlighted GenVec's success in identifying novel antigens for use in its malarial vaccine development program. Using a proprietary screening technology, GenVec identified new antigens that are as protective as the gold standard: circumsporozoite protein, or CSP, in an industry-accepted mouse model of malaria. Recent data suggest that new antigens are needed and that CSP, used in vaccines being developed by others, may not be sufficient to generate a protective response in an adequate percentage of people. Data presented at the conference also highlighted GenVec's proprietary non-human primate adenoviral vectors that are capable of generating broad immune responses while avoiding the problems of vector-specific immunity which has limited the development of other adenoviruses as vectors for vaccines.

In March 2012, we received a grant from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to support the Company's malaria vaccine program. This grant, valued at approximately $600,000 over two years, will be used to identify novel highly protective antigens for malaria vaccine development. Revenue recognized under this grant amounted to $94,000 in 2012.

In April 2008, we received a SBIR grant from the NIAID to support our malaria vaccine program. This grant, valued at approximately $600,000, was used to develop enhancements to our vectors for vaccine applications against malaria. In July 2009, we received a grant from the NIAID, valued at approximately $600,000 to identify new antigens for malaria vaccine development. We completed work under these grants in 2012.

We have entered into the following agreements related to our malaria vaccine program:

•	U.S Naval Medical Research Center. In January 2003, we entered into a collaboration with the NMRC, which included a CRADA and a two-year, $1.9 million contract to develop and construct vaccines against malaria and dengue fever using our proprietary adenovector technologies and production cell line. Under the CRADA, NMRC provided us with optimized malaria genes to be used in the development of the adenovector-based vaccines as well as providing preclinical evaluation of the vaccine candidates.

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

In October 2012, we signed an agreement worth approximately $3.5 million with the NMRC to further support malaria vaccine development. Under the terms of the agreement, GenVec is responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC plans to use this clinical material to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retains the right to commercialize this novel technology. No revenue was recognized under this contract in 2012.

Global HIV Vaccine.  With our collaborators we are developing and have provided adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. The Vaccine Research Center (VRC) at the NIAID has completed multiple Phase 1 and Phase 2a clinical trials involving this vaccine candidate, including an international, 480-subject study.

The VRC has completed multiple Phase 1 and Phase 2a clinical trials involving this vaccine candidate. The vaccine is currently being tested in a Phase 2b study, HVTN 505. HVTN 505 is testing the safety and efficacy of a two-part HIV vaccine regimen consisting of one vaccine designed to prime the immune system followed by another vaccine designed to boost the immune response. The study was initiated in June of 2009 and expanded in August 2011. As of July 2011, 1,173 participants had been enrolled of the planned 1,350, and the trial was expanded by increasing enrollment to 2,200 participants. The study was expanded to determine whether the experimental vaccine regimen is at least 50 percent effective at preventing HIV acquisition during the 18 months following immunization. A secondary goal is to determine whether the vaccine regimen decreases the amount of virus in the blood of vaccine recipients who later become infected with HIV. GenVec manufactured the adenovirus vector component utilized as the boost vaccine for this trial.

We have entered into the following agreements related to our HIV vaccine program:

•	In November 2009, we entered into a contract with SAIC-Frederick, continuing a relationship that began in 2001 for the development of influenza and HIV vaccines pursuant to SAIC-Frederick’s prime grant from the National Cancer Institute. Work under this contract included generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. In September 2012, SAIC-Frederick executed its third option period (year four) under which we will be eligible to receive approximately $0.2 million for work performed during the option period. Under the contract, GenVec is eligible to receive up to $22.8 million under the contract, of which $8.1 million has been authorized. Revenue recognized under this contract amounted to $403,000 in 2012. There is no assurance that work will be requested in future periods.
•	In September 2006, we entered into an additional agreement directly with the NIAID to support the transfer of our manufacturing and purification processes to the VRC to further clinical development of an HIV vaccine, including development of a larger-scale manufacturing and product-release process necessary for further clinical grade HIV vaccine production. Work was completed under this contract in September 2011.

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

In June 2012, the U.S. Department of Agriculture's Animal and Plant Health Inspection Service (APHIS) issued a conditional license for our FMD vaccine for use in cattle. APHIS issued the conditional license to Antelope Valley Bios, Inc., who manufactured the vaccine under a contract from GenVec. This is the first FMD vaccine licensed by the USDA Center for Veterinary Biologics. Under the conditional license, the product may be distributed as authorized by Federal emergency management officials within USDA, should the need for the product arise. APHIS issues conditional licenses in the event of an emergency situation, limited market or other special circumstance. In this case, the special circumstance was the need for an FMD vaccine that was capable of being manufactured in the U.S. that allowed for the differentiation between infected and vaccinated animals. The vaccine is available to agriculture officials in the event of an FMD emergency situation.

We have entered into the following agreements related to our FMD vaccine program:

•	Merial Limited. In December 2010, we entered into a collaboration with Merial Limited to develop and commercialize our proprietary vaccine technology for use against FMD. Merial Limited is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial Limited will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. We will receive development milestones and royalties on sales. In May 2011, we entered into a second agreement with Merial Limited. Under the agreement, Merial Limited has the right to evaluate GenVec technology for applications in other areas of animal health.
•	U.S. Department of Homeland Security. In January 2007, we signed a three-year contract with the DHS to support the development and manufacture of novel adenovector-based vaccines against FMD, which was eventually extended to May 31, 2011.

In February 2010, we signed a contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this agreement, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. This agreement has been extended through December 2013.

•	U.S. Department of Agriculture. In August 2004, we signed a cooperative agreement with the USDA for the development of vaccine candidates against FMD, which was partly funded through an interagency agreement by the DHS. The purpose of the agreement was to further advance the development of our proprietary cell line and adenovector technology for the generation of countermeasure vaccines and anti-viral agents to prevent the spread of FMD. This agreement was completed in December 2007.

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

We believe adenovectors are desirable gene delivery vehicles because they efficiently deliver genes, can be readily modified, and have the following safety characteristics:

•	Adenoviruses are naturally eliminated from cells and tissues;
•	Vectors derived from adenoviruses have been generally well tolerated in clinical testing when administered locally;
•	Adenovectors have been in clinical trials sponsored by pharmaceutical and biotechnology companies including Bayer AG, Biogen Idec Inc., Genzyme Corporation, Glaxo SmithKline plc, Novartis, Pfizer Inc., and Sanofi S.A.; and
•	Thousands of patients have been treated with GenVec adenovectors with very few serious adverse events related to these vectors.

We believe our differentiated gene delivery technology enables us to:

•	Improve the efficiency of discovering new therapies and vaccines;
•	Rapidly construct and screen product candidates;
•	Identify novel antigens in a quick, and cost-effective manner;
•	Minimize interference from antibodies to adenoviruses;
•	Put genes or antigens rapidly into vectors to evaluate function and usefulness in therapy;
•	Deliver our product candidates to specific organs or cell types to avoid systemic exposure;
•	Achieve efficient delivery of gene or antigen to, and stimulate protein expressions in, target cells;
•	Control the amount and duration of therapeutic protein production to allow flexibility in treating different diseases; and
•	Scale our manufacturing process for commercial production.

We believe our adenovector technology is preferred for therapeutic and vaccine products:

•	For local delivery and expression of therapeutic genes;
•	For cell type specific delivery and expression;
•	For rational vaccine design;
•	For high level antibody and cellular based vaccine responses;
•	For vaccine production without exposure to contagious pathogens; and
•	For the manufacture of new products that cannot be produced using standard technologies.

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

Proprietary Cell Lines.  We have developed a proprietary production cell line 293-ORF6, which supports the growth of adenovectors. We have developed 293-ORF6 cells and a modification of these cells, M2A, to meet the needs for manufacture of our therapeutic and vaccine products. M2A cells have been developed to produce vectors, in particular vaccine vectors, that express antigens or proteins that interfere with the growth of the vector. In August 2009, we received a Phase 2 SBIR grant, valued at $2.5 million, from the NIAID to support the development of our cell line and vector production technology. Revenue recognized under this grant amounted to $2.1 million through December 31, 2012. Work under this grant is expected to be completed in 2013.

RESEARCH AND DEVELOPMENT

As a biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $14.3 million and $17.4 million for the years ended December 31, 2012 and 2011, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31,
(in millions)	2012	2011
TNFerade(1)	$0.8	$2.2
Vaccines	7.6	6.3
Hearing	5.6	8.4
Other Clinical Programs	0.3	0.5
Total	$14.3	$17.4

(1)	On March 29, 2010, we announced that we discontinued our Phase 3 clinical study of TNFerade in patients with locally advanced pancreatic cancer because an interim analysis of clinical data indicated that the trial would not meet its primary endpoint. Expenses in 2012 and 2011 consist of wind-down costs of the PACT trial and costs associated with other TNFerade matters.

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

Patent Rights and Licenses.  We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2012, we hold or have licenses to 264 issued, allowed, or pending patents worldwide, 85 of which are issued or allowed in the U.S. These patents and patent applications pertain to (the composition of matter of our vectors), genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing, and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.

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

We anticipate that we, and our current and future licensors, will continue to seek to improve existing technologies, develop new technologies and, when appropriate, secure patent protection for such improvements and new technologies.

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

MANUFACTURING AND SUPPLY

Technology for Production, Purification, Quality Assessment, and Formulation.  We believe our proprietary production technology and know-how facilitate the production, purification, quality assessment, and formulation of our product candidates. The structure of our vectors and the procedures for their production and purification enable us to minimize the presence of contaminants. We believe our proprietary positions provide a competitive advantage in the following areas:

•	Production and Scale-Up. We produce our adenovectors using cell lines grown under standardized and controlled conditions. We have developed specialized proprietary cell lines for production of our vectors. We employ materials that are free of animal-derived components. We have designed our production processes to be scalable for commercial production and to reduce the potential for contamination.
•	Purification. We have proprietary methods for the purification of our vectors that we believe are scalable to commercial levels as well as suitable for small-scale use in discovery and testing of new product candidates.
•	Quality Assessment. We have established proprietary methods to assess and confirm the quality and purity of vectors for research purposes and clinical testing. We use advanced techniques to determine the physical characteristics of our product candidates as a means to establish product consistency and purity. We have an issued U.S. patent covering this technology. We believe these methods are also suitable for quality assessment of commercial production.
•	Formulation. We have developed a novel product formulation that improves the stability of our vectors and is covered by issued U.S. patents. Our formulation allows products to be stored, shipped, and used in a controlled manner that assures activity for the duration of the product shelf-life. For research purposes, our formulation enhances the ease and reproducibility of testing.

Manufacturing Strategy.  We rely on third-party manufacturers or our collaborators for cGMP production for clinical trials and intend to do so for any future commercialization of our product candidates. We have significant experience working with contract manufacturers and we have successfully transferred our manufacturing process to several collaborators and contract manufacturers. Our research and development facility is located in Gaithersburg, Maryland where we have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and characterization methods for our product candidates. Many of the production and assay technologies developed for our now discontinued TNFerade clinical study, and those developed under our HIV vaccine contract with NIH, are suitable for our other product development programs.

We continue to develop our own manufacturing and testing capabilities while continuing to use third-party contractors in areas where we lack sufficient internal capability.

We currently have two suppliers for our clinical manufacturing components, one for human health and one for animal health candidates. Currently, we procure raw materials, including specialized components known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Life Technologies Corporation.

OUR COMPETITION

Competition in the discovery and development of new methods for treating and preventing disease is intense. We face, and will continue to face substantial competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies both in the U.S. and abroad. We face competition from organizations pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations that are competitive with our potential therapeutic and vaccine product candidates.

Many of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development organizations. In addition, our experience in clinical trials, obtaining FDA and other regulatory approvals, manufacturing and commercialization of products may be more limited. We also compete in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully depends on adequate funding and collaborators who can supplement our capabilities.

We are aware of products under development by our competitors which target the same prevention or treatment of disease. There are several development-stage and established entities, including major pharmaceutical and biotechnology companies that are actively engaged in infectious disease vaccine research and development. These include Sanofi S.A., Novartis, GlaxoSmithKline plc, MedImmune, Inc., (a wholly owned subsidiary of AstraZeneca), Merck & Co., Inc., Pfizer Inc., Crucell N.V., Bavarian Nordic A/S, Okairos S.r.l., Intercell A.G., Genocea BioSciences Inc., Vical Incorporated, Emergent Biosolutions Inc., and Novavax Inc. among others.

We believe our competitive success will be based on the efficacy and safety of our products, as well as our ability to create and maintain scientifically advanced technology, attract and retain skilled scientific and management personnel, obtain patents or other protection for our products and technology, obtain regulatory approvals, and successfully commercialize our products either independently or through collaborators.

Hearing Loss and Balance Disorders.  The market for hearing loss treatments is dominated by devices such as hearing aids or cochlear implants, which are the current standard of care. There are no FDA-approved drug therapies. Several biotechnology and pharmaceutical companies have announced research programs into therapies for either the restoration of function or for the protection of hearing function. These therapies are in various stages of development.

RSV Vaccine.  There are a number of companies pursuing the development of a RSV vaccine. These include but are not limited to Medimmune Inc., Sanofi S.A., Bavarian Nordic A/S, Crucell N.V., Novavax Inc., AlphaVax Inc., NanoBio Corporation, and Okairos S.r.l.

HSV Vaccine.  HSV vaccines are currently under development by Genocea BioSciences Inc., Sanofi S.A., Vical Incorporated, Coridon Pty Ltd., and Alphavax Inc.

Dengue Fever Vaccine.  There are currently no approved vaccines for dengue fever. Known companies working to develop a dengue fever vaccine include Sanofi S.A., GlaxoSmithKline plc, Merck & Co., Inc., the NIH and Vical Incorporated.

FMD Vaccine.  Vaccine manufacturers include Merial Limited, Intervet Inc., a subsidiary of Merck & Co. Inc., Bayer AG, Indian Immunological Ltd., and other local vaccine producers around the world, including government producers as well as Novavax Inc.

Malaria Vaccine.  There are currently no vaccines approved for the prevention of malaria. Companies developing malaria vaccines include GlaxoSmithKline plc, Sanofi S.A., Crucell N.V., Genocea BioSciences Inc., Sanaria and Okairos S.r.l.

HIV Vaccine.  There are currently no vaccines approved for the prevention of HIV infection. Competitors include but are not limited to Sanofi S.A., Sumagen Co. Ltd. and GeoVax Labs Inc.

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

Biologic Products Candidates for Animal Health

Our FMD vaccine product candidate is subject to a separate regulatory regime. In the U.S., governmental regulation of animal health products is primarily provided by two agencies: the Animal and Plant Health Inspection Service (APHIS) within the Department of Agriculture (USDA) and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions. The USDA may issue one of two types of licenses: a full license or a conditional license. Conditional licenses are used to meet an emergency condition, limited market, local situation, or other special circumstance and do not permit the general commercialization of the product. Conditionally licensed products are required to be pure and safe, and have a reasonable expectation of efficacy. Conditional licenses are effective for a finite time period and distribution of conditionally licensed products in each state is limited to authorized recipients designated by proper State officials. Conditional licenses may be renewed if the applicant demonstrates a good-faith effort toward obtaining full licensure.

In June 2012, APHIS issued a conditional license for our FMD vaccine for use in cattle. The conditional license was issued because of the need for an FMD vaccine that is capable of being manufactured in the United States that allows for the differentiation between infected and vaccinated animals. The vaccine is available to agriculture officials in the event of an FMD emergency situation.

Reimbursement of Pharmaceutical Products.  If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers for our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program. Under Medicare, there are different reimbursement methodologies for certain drugs and biologic products that depend on the site of service. These methodologies generally use average sales price (ASP) information. Manufacturers, including us when we or our collaborators commercialize, are required to provide ASP information to CMS on a quarterly basis. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. This information is used to compute Medicare payment rates, updated quarterly based on this ASP information. Until enough ASP data are available to calculate a payment rate, reimbursement is wholesale acquisition cost (WAC) plus 6%. There also is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. For physician-administered drugs and biologic products furnished in a physician’s office, if the physician purchases the drug or biologic product, CMS will reimburse the physician based upon that drug or biologic product’s Average Sales Price (ASP) plus 6%. The average sales price is determined by CMS based upon information reported by manufacturers. Medicare also has several reimbursement methodologies for drugs and biologic products administered in hospital outpatient departments. New drugs and biologics whose cost is “not insignificant” in relation to payment for related procedures are granted “pass-through status” and are reimbursed at ASP plus 6% for the first two to three years of payment under the Medicare hospital outpatient prospective payment system. For many other drugs and biologic products that do not qualify for pass-through status but have an average cost per day greater than $80, the current Medicare payment to a hospital outpatient department is ASP plus 6%. Drugs and biologic products with an average cost per day equal to or less than $80 are not separately reimbursed; payment for these products is included in payment for the associated procedure. Payment levels for drugs without pass-through status and the $80 threshold are subject to change through regulation each calendar year. In addition, Congress may change Medicare reimbursement amounts or methods by statute. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, will be reduced by up to 2% under the sequestration required by the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012 (ATRA), unless Congress acts to prevent the cuts. In addition, Congress or CMS could change the calculation of ASP through statute or regulation. Health reform legislation enacted in March of 2010, the Patient Protection and Affordable Care Act of 2010 (PPACA), also requires CMS to test new payment methodologies that would bundle payment for physician and hospital services and supplies, including drugs and biological products, for an episode of care. Changes to the calculation of ASP or Medicare reimbursement methodologies could affect reimbursement for our products and could negatively impact our results of operations, once we begin to commercialize products that could be reimbursed by the Medicare program.

Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries (known as Medicare Part D) commenced to provide Medicare beneficiaries with drug coverage for self-administered drugs and biologic products and other drugs and biologic products not covered by Medicare, including many vaccines. This voluntary benefit is being implemented through private plans under contractual arrangements with the federal government. Currently, these plans negotiate directly with pharmaceutical manufacturers for rebates on drugs dispensed to Medicare Part D beneficiaries. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and use other utilization management tools when determining the drugs and biologic products that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products. Effective January 1, 2008, private Medicare Part D plans pay physicians one payment that includes both the administration cost and the cost of the vaccine for those vaccines that are not already covered by law under a different component of the Medicare program. PPACA requires manufacturers to pay rebates of 50% on all drugs dispensed to beneficiaries, other than low income beneficiaries, in the Medicare Part D coverage gap, often referred to as the “donut hole.” It is possible that future health reform legislation would require the government to negotiate Medicare Part D rebates directly, which could result in much higher rebate amounts than those currently negotiated with the plans. In addition, although certain treatments are currently included in CMS’s protected classes of drugs for purposes of Medicare Part D formularies, which generally ensures inclusion on plan formularies, it is possible that future regulatory or legislative changes could change that status.

Federal law requires pharmaceutical manufacturers to pay rebates on covered outpatient drugs reimbursed by the Medicaid program as a condition of having federal funds being made available to pay for those drugs under Medicaid and Medicare Part B. Rebate amounts for a product are determined by a statutory formula that is based on prices defined by statute: average manufacturer price (AMP), which must be calculated for all products that are covered outpatient drugs under the Medicaid program, and best price, which must be calculated only for those covered outpatient drugs that are innovator products, such as biologic products and products approved under new drug applications. A pharmaceutical manufacturer is required to report AMP and best price for each of its covered outpatient drugs to the government on a regular basis. Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. PPACA and subsequent legislation made significant changes to the Medicaid drug rebate program, including changing the definition of AMP, increasing the minimum rebate percentage, changing the rebate calculation for new formulations of existing products, capping the rebate amount for innovator products at 100% of AMP, and expanding rebates to Medicaid managed care populations. We expect that a significant portion of our revenue from sales of our products will be obtained through government payers, including Medicaid, and any failure to qualify for reimbursement for our products under those programs would have a material adverse effect on future revenues from sales of our products.

A pharmaceutical manufacturer must also participate in the 340B drug pricing program in order for federal funds to be available to pay for the pharmaceutical manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating pharmaceutical manufacturer agrees to charge statutorily-defined covered entities no more than the 340B discounted ceiling price for the pharmaceutical manufacturer’s covered outpatient drugs. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. PPACA also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the program and to update the agreement that manufacturers must sign to participate in the program to obligate manufacturers to sell to covered entities if manufacturers sell to any other purchaser and to report to the government the ceiling prices for its drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B drug pricing program to include additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting. as well as inpatient purchases by covered entity hospitals, and would obligate pharmaceutical manufacturers to sell to covered entities if they sell to any other purchaser. To the extent that PPACA and subsequent legislation, as discussed above, causes the statutory and regulatory definitions of AMP and the Medicaid rebate amount to change, these changes also impact the discounted purchase prices that a pharmaceutical manufacturer is obligated to provide under the 340B drug pricing program.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we anticipate that we will participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we will be obligated to make our product available for procurement on an FSS contract and charge a price to four federal agencies – VA, Department of Defense (Dod), Public Health Service, and Coast Guard – that is no higher than the statutory Federal Ceiling Price (FCP). The FCP is based on the non-federal average manufacturer price (Non-FAMP), which we will be required to calculate and report to the VA on a quarterly and annual basis.

To the extent our other products become available in the retail pharmacy setting when they are commercialized, we would be subject to Section 703 of the National Defense Authorization Act for Fiscal Year 2008. DoD has established a program under which it seeks FCP-based rebates from drug manufacturers on TRICARE retail utilization of covered drugs. Under this authority, DoD asserts an entitlement to rebates on TRICARE Retail Pharmacy utilization from January 28, 2008 forward, unless DoD grants a waiver or compromise of amounts due. Rebates are computed by subtracting the applicable FCP from the corresponding annual Non-FAMP. DoD has asserted the right to apply offsets and/or proceed under the Debt Collection Act in the event that a company does not pay rebates or request a waiver of rebate liability in a timely fashion. Additionally, companies that want their covered drugs to be eligible for favorable positioning on DoD’s Uniform Formulary must enter into a Section 703 Agreement with TMA under which the company agrees to pay the quarterly rebates.

Once we begin commercializing our products, we expect to experience pricing pressures in the United States in connection with the sale of these products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted could have a material adverse effect on our ability to operate profitably.

In addition to the changes discussed above, PPACA substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business following the commercialization in the U.S. of our products include those governing expanded enrollment in federal and private healthcare programs, new Medicare reimbursement methods and rates, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

Many of PPACA’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of PPACA. The Supreme Court’s decision upheld most of PPACA and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the PPACA that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. The reduction in the number of insured patients could impact our sales, business and financial condition following the commercialization of our products in the U.S.

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

If and when any of our products become commercialized, we could be subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include:

•	The Anti-Kickback Law, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or providing any kickback, bribe, or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease, order, or recommending of, any item or services for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;
•	Federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federally funded health care programs that are false or fraudulent, or statements that are knowingly false or fraudulent that support such claims or reduce obligations owed to the federal government, and which may apply to entities like us in relation to our submission of pricing data to the federal government under the programs discussed above and also to the extent that our interactions with customers may affect their billing or coding practices and submission to the federal government;
•	The Health Insurance Portability and Accountability Act of 1996 (HIPAA) which established federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services;
•	The Federal Sunshine Act provisions of PPACA, which require applicable manufacturers to report, with certain exceptions, payments and other transfers of value made to physicians and teaching hospitals; and
•	State and foreign law equivalents and analogues of each of the above federal laws, such as anti-kickback, consumer protection, false claims laws, state marketing disclosure laws and the Foreign Corrupt Practices Act, which may apply to items or services reimbursed by any third-party payer, including state and local as well as commercial insurers, or when physicians are employees of a foreign government entity.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Registrant
Cynthia Collins	54	President and Chief Executive Officer
Douglas J. Swirsky	43	Sr. Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary
Douglas E. Brough, Ph.D.	58	Sr. Vice President, Research
Bryan T. Butman, Ph.D.	60	Sr. Vice President, Development

The Board of Directors appoints all executive officers annually. There is no family relationship between or among any of the executive officers or directors, or any arrangement or understandings pursuant to which the officers were appointed.

Cynthia Collins serves as President and Chief Executive Officer. Ms. Collins has served as President and Chief Executive Officer and as a director of the Company since May 2012. Ms. Collins previously served as Group Vice President, Cellular Analysis Business of Beckman Coulter from 2007 to until its sale in 2011. Prior to joining Beckman Coulter, Ms. Collins served as Chief Executive Officer of Sequoia Pharmaceuticals, Inc., a private biotechnology company developing antiviral drugs. Prior to joining Sequoia Pharmaceuticals, Ms. Collins served as President of Clinical Micro Sensors, Inc., a wholly owned subsidiary of Motorola where she directed the development and commercialization of molecular diagnostic microarray products and led the eventual strategic divestiture of the division. Before Motorola, she spent over 17 years at Baxter Healthcare in a variety of executive roles, including President of Global Oncology and Vice President of Strategy and Portfolio Management of BioScience. Prior to joining Baxter Healthcare, she worked six years with Abbott Laboratories in a series of operational assignments. Ms. Collins received her undergraduate degree in Microbiology from the University of Illinois and her Masters in Business Administration from the University of Chicago Booth School of Business.

Douglas J. Swirsky joined GenVec in 2006 and serves as Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a CFA charter holder, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a member of the Board of Directors of PolyMedix, Inc. and Fibrocell Science, Inc.

Douglas E. Brough, Ph.D. joined GenVec in 1993 and currently serves as Senior Vice President, Research. Dr. Brough has held several positions at GenVec including Vice President, Head of Research, Executive Director of Vector Sciences, Senior Director of Vector Sciences, Director of Vector Sciences, Director of Molecular Virology, Head Molecular Virology and Research Scientist. Prior to joining GenVec, Dr. Brough was a Research Fellow in the Department of Molecular Biology at the Lewis Thomas Laboratory, Princeton University. Dr. Brough received his B.S. in Biology from Purdue University, a M.S. in Microbiology and Biochemistry from Idaho State University and his Ph.D. in Microbiology and Molecular Genetics from Rutgers, the State University of New Jersey and the Robert Wood Johnson Medical School. Dr. Brough performed post-doctoral research in molecular biology at Princeton University.

Bryan T. Butman, Ph.D. has served as our Senior Vice President of Development since 2012. He joined GenVec in 1999 and previously served as Director of Quality and Analytical Sciences from 1999 to 2002, Vice President of Quality from 2002 to 2005, Vice President of Vector Operations from 2005 to 2006 and Senior Vice President of Vector Operations from 2006 to 2012. Prior to joining GenVec, Dr. Butman was Executive Director of Diagnostic Product Research and Development with INTRACEL Corporation, a biotechnology company that originated from AKZO-Nobel, NV. During his 15-year career with INTRACEL, Dr. Butman developed FDA-regulated products in the areas of oncology, infectious disease, cardiovascular disease, and hematology, as well as AOAC approved products to monitor food safety. He began his product development career in 1983 as a Senior Scientist with Warner-Lambert, Co. Dr. Butman holds a Ph.D. in Biological Sciences from Wayne State University (Detroit, MI).

EMPLOYEES

As of February 28, 2013, we had 45 employees, 1 of whom is a part-time employee, 8 of whom hold Ph.D. degrees and 13 of whom hold other advanced degrees. Of our total workforce, 32 are engaged primarily in research and development activities and 13 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

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

We have incurred net losses in each year since our inception in December 1992, including a net loss of $14.1 million for the year ended December 31, 2012. As of December 31, 2012, we had an accumulated deficit of approximately $265.8 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on the growth rate of our revenues and the level of our expenses.

We derive all of our revenues from payments from collaborations with corporations and government entities and will continue to do so for the foreseeable future. It may be several years, if ever, before we will recognize revenue from product candidate sales or royalties. While we have taken efforts to control costs throughout 2012, a large portion of our expenses are fixed, including expenses related to facilities, equipment, and personnel, and our ability to continue to meaningfully reduce costs is limited. In addition, we expect to continue to spend significant amounts to fund research and development and to enhance our core technologies. As a result of our operating expenses, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, it may not be sustainable.

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

Delays or rejections in the regulatory approval process may be encountered because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, or FDA regulatory review. For instance, the FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA authority to: (1) require companies to conduct post-marketing safety studies of drugs, (2) impose certain drug labeling changes relating to safety, (3) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, and (4) require companies to publicly disclose data from clinical trials.

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

We do not currently have any therapeutic products or vaccines in late stage clinical programs, and the one product of ours that has received some approval is our FMD vaccine, on which a conditional license was issued that was applicable in certain emergency or similar situation. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of our product candidates in our therapeutic product or vaccine programs. Our one partnered therapeutic product development program, focused on the restoration of hearing and balance function, remains in the preclinical stage and has not yet entered Phase 1 clinical studies. There can be no assurances that any hearing and balance restoration therapeutic products or any of our other therapeutic products or our vaccines, will enter or successfully complete the required clinical studies.

A central aspect of our business strategy is to enter into collaborations with other companies to develop, obtain regulatory approval of, and commercialize our potential products, and if we are unable to find collaborators or sustain existing relationships, we may not be able to develop, test, and commercialize our products.

A central aspect of our business strategy is to enter into collaborations to support the development of our pipeline of products in hearing loss, animal health and vaccines. In addition to our existing collaborations, we are engaged in seeking or intend to seek strategic collaborations with corporate partners for our existing programs, including: vaccines against RSV and HSV.

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

In addition to corporate collaborations, we have entered into agreements with government agencies, such as the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), the U.S. Department of Homeland Security (DHS), the U.S. Department of Agriculture (USDA), and the U.S. Naval Medical Research Center (NMRC) to support our vaccine research. These and similar agreements have historically accounted for a substantial portion of our revenues, and we intend to continue entering into these agreements in the future. Our business strategy is partially dependent on maintaining funding from these types of collaborations, as well as, the continued performance by these government agencies of their responsibilities under these agreements. The ability of government agencies to perform under these agreements is dependent upon adequate continued funding of the agencies and their programs. We have no control over the resources and funding government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our business could materially and adversely affect our business, results of operations, and financial condition. If we fail to satisfy our contractual obligations to deliver in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the government to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any uncompleted or partially completed work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which could materially impact our financial results.

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

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier, Life Technologies Corporation, for its cell culture medium and another supplier, Lonza Walkersville, Inc., for custom buffers. The cell culture medium is used to grow the cells within which our product candidates are produced. We do not currently have supply agreements with any of these suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.

We face substantial competition from other companies and research institutions that are developing products to treat the same diseases that our product candidates target, and we may not be able to compete successfully.

We compete with pharmaceutical and biotechnology companies pursuing other forms of treatment for the diseases our product candidates target. We may also face competition from companies that may develop competing technology internally or acquire it from the government, universities, or other research institutions. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product commercialization efforts.

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

Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene and gene-based therapy products used in or similar to our product candidates and technologies. We also are aware of other issued patents and pending patent applications that relate to various aspects of our manufacture of our product candidates and systems, and it could be alleged that our manufacture of these product candidates conflicts with these patents. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some circumstances, until issuance as patents.

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

Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition if we are able to commercialize our candidate products.

Healthcare costs have risen significantly over the past decade. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, PPACA. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal and private healthcare programs, new Medicare reimbursement methods and rates, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

We anticipate that when we or our collaborators commercialize our products in the U.S., some of our revenue and the revenue from our collaborators may be derived from U.S. government healthcare programs, including Medicare. Additionally, in 2009, the Department of Defense implemented a program pursuant to the National Defense Authorization Act for Fiscal Year 2008 that requires rebates, based on Federal statutory pricing, from manufacturers of innovator drugs and biologics. Furthermore, PPACA imposes a non-deductible fee treated as an excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding generics, over-the-counter drugs, and certain orphan drugs) to U.S. government programs. We expect that the PPACA and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and our ability to successfully commercialize our product candidates or could limit or eliminate our spending on development projects.

Additional provisions of PPACA, some of which became effective in 2011, may negatively affect our future revenues. For example, as part of PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, (commonly known as the “donut hole”), once we or our collaborators participate in the Medicare program, we or our collaborators will be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. PPACA also makes changes to the Medicaid Drug Rebate Program, discussed further herein, including increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products and from 11% to 13% for non-innovator products. We expect that the increased minimum rebate of 23.1% will apply to our products following commercialization in the U.S.

Many of PPACA’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of PPACA. The Supreme Court’s decision upheld most of PPACA and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in PPACA that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. The reduction in the number of insured patients could impact the sales, business and financial condition following the commercialization of our products in the U.S.

We expect that PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.

In addition to PPACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payers to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any product candidates that are approved or the amounts of reimbursement available for these products from governmental agencies or third-party payers, or may increase the tax obligations on life sciences companies such as ours.

If third party payers do not provide coverage or reimbursement for our products, those products will not be widely accepted, which would have a negative impact on our business, results of operations and financial conditions.

Even if a product of ours receives regulatory approval, our success will depend, in part, on the extent to which coverage and reimbursement will be available from third party payers such as Medicare, Medicaid, other government health programs, private health insurers, managed care programs, and other organizations. Third party payers are increasingly challenging the price and cost-effectiveness of medical products and services, and that is expected to continue. Therefore, significant uncertainty exists as to the pricing approvals for, and the coverage or reimbursement status of, newly approved healthcare products. Additional federal or state health care legislation may be adopted in the future and any products that we seek to commercialize may not be considered cost-effective and limitations on coverage and the amount of reimbursement for our products could be imposed. Adequate third party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures, including a reduction in reimbursement rates could cause potential corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates. We cannot be certain that, if and when our products become commercialized, the pertinent reimbursement amounts or formulary status for our products will be sufficient to enable us to market and sell our products.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During 2012, our stock price ranged from $1.20 to $2.88. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because of the decline in our share price since the discontinuation in March 2010 of a clinical trial for our oncology product candidate, TNFerade, and because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We are currently subject to a securities class action as described in Item 3-Legal Proceedings. In addition we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action. Securities litigation could result in substantial costs, divert our management’s attention and resources, and could seriously harm our business.

We depend on our key technical and management personnel to advance our technology and implement our business strategy, and the loss of these personnel could impair the development of our products and business.

We rely, and will continue to rely, on our key management and scientific staff, all of whom are employed at will. Our success depends upon the ability of our senior management to implement our business strategy. The loss of key personnel could have a material adverse effect on our business and results of operations. There is intense competition from other companies, research and academic institutions, and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. If we do not succeed in retaining and recruiting necessary personnel or developing this expertise, our business could suffer significantly. Furthermore, changes in our senior management may lead to instability for our Company which could cause our business to suffer significantly.

We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

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

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the “Amended Complaint”). In the Amended Complaint, Lead Plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the “Class Period”), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Lead Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs seek unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. Briefing on that motion is complete and the parties are awaiting a decision by the Court. The Company cannot predict the outcome of the motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to vigorously defend the case.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al and generally arises out of the matters alleged to underlie the securities action. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the

Garnitschnig action does not seek a monetary recovery against the Company, plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motion(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. We are informed that defendants deny the material allegations of the Garnitschnig action and intend to vigorously defend the case.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “GNVC”. Effective November 8, 2010, we transferred the listing of our common stock to the NASDAQ Capital Market from the NASDAQ Global Market. Set forth below is the range of quarterly high and low closing sale prices for our common stock for the two most recent years, as reported on the NASDAQ Capital Market:

	HIGH	LOW
First Quarter 2012	$2.75	$2.29
Second Quarter 2012	$2.88	$2.27
Third Quarter 2012	$2.39	$1.40
Fourth Quarter 2012	$1.71	$1.20
First Quarter 2011	$6.30	$3.70
Second Quarter 2011	$4.86	$2.67
Third Quarter 2011	$3.30	$2.10
Fourth Quarter 2011	$3.36	$2.33

As of February 28, 2013, there were approximately 57 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners. We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2012. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

SUMMARY STATEMENT OF OPERATIONS:	YEARS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenue from stragetic alliances and research contracts	$9,353	$17,744	$16,467	$13,857	$15,121
Operating expenses:
Research and development	14,348	17,416	20,936	24,689	33,830
General and administrative	9,102	7,810	8,152	7,179	7,968
Gain on disposal of assets	—	—	—	(7)	(3)
Total operating expenses	23,450	25,226	29,088	31,861	41,795
Operating loss	(14,097)	(7,482)	(12,621)	(18,004)	(26,674)
Other income (expense), net	42	41	347	(358)	611
Net loss	$(14,055)	$(7,441)	$(12,274)	$(18,362)	$(26,063)
Basic and diluted net loss per share	$(1.09)	$(0.58)	$(0.97)	$(1.89)	$(3.15)
Shares used in computation of basic and diluted net loss per share	12,940	12,921	12,671	9,707	8,278

SUMMARY BALANCE SHEET DATA:	AS OF DECEMBER 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash, cash equivalents, and short-term investments	$15,255	$26,446	$35,170	$10,961	$17,357
Working capital	12,741	25,739	31,689	7,002	11,728
Total assets	17,430	30,150	39,432	13,443	22,767
Current portion of debt	—	—	—	—	807
Accumulated deficit	(265,761)	(251,706)	(244,265)	(231,991)	(213,629)
Total stockholders' equity	13,743	26,538	32,420	7,636	13,091
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial Limited, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene which causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders through the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost their balance function, and hearing loss remains a major unmet medical problem as well.

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have programs with the U.S. Naval Medical Research Center (NMRC) to develop vaccines for dengue fever and malaria. In addition, we have provided vaccine candidates to the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) against HIV. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

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

Our research and development expenses were $14.3 million and $17.4 million for the years ended December 31, 2012 and 2011, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31,
(in millions)	2012	2011
TNFerade(1)	$0.8	$2.2
Vaccines	7.6	6.3
Hearing	5.6	8.4
Other Clinical Programs	0.3	0.5
Total	$14.3	$17.4

(1)	On March 29, 2010, we announced that we discontinued our Phase 3 clinical study of TNFerade in patients with locally advanced pancreatic cancer because an interim analysis of clinical data indicated that the trial would not meet its primary endpoint. Expenses for 2012 and 2011 consist of wind-down costs with respect to TNFerade matters. We have incurred $115 million of expenses on the development of this product candidate since the commencement of this program in 1999. Costs since the commencement of this program include research, development, clinical trials, clinical supply costs, the wind-down of the program, and an allocation of corporate general and administrative expenses.

Hearing Loss and Balance Disorders.  In a collaboration with Novartis, our hearing loss and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Since commencement of this development program, GenVec has incurred approximately $20 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreement with Novartis.

Vaccines.  Under our corporate and government funded vaccine programs, GenVec continues to develop vaccine candidates against malaria, HIV, RSV, HSV, and other infectious diseases, as well as an animal health vaccine for FMD. Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $116 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreements with our various sponsors. We have entered into a collaboration with Merial Limited to develop vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2012, had an accumulated deficit of approximately $265.8 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. However, we believe that we have sufficient operating capital to continue our current research, development and collaborative activities through at least the next twelve months.

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

We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Date
Phase 1	1 - 3 years
Phase 2	1 - 4 years
Phase 3	2 - 5 years

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012 AND 2011

REVENUE

Revenue.  Revenue decreased 47% to $9.4 million in 2012 from $17.7 million in 2011. The decrease in 2012 is primarily due to decreased revenue of $5.6 million, $1.5 million, and $1.2 million generated by our hearing loss and balance disorder, HIV, and foot and mouth disease programs, respectively, over the prior year. We entered into a collaboration agreement with Novartis in January 2010, which accounted for $0.9 million and $3.8 million of revenue in 2012 and 2011, respectively, and a development agreement related to the supply of clinical trial material related to activities under the collaboration agreement in August 2010, which accounted for $3.5 million and $6.0 million in revenue in 2012 and 2011, respectively. A reduced work scope as we near completion of our development work under the two Novartis agreements resulted in decreased revenue in 2012 as compared to 2011. Decreased revenue associated with our foot and mouth disease program is due mainly to a decrease in work scope and the successful completion of field safety studies under our agreements with the DHS. Decreased revenue associated with our HIV program as compared to the prior year periods is due to reduced work scope.

OPERATING EXPENSES

Research and development.  Research and development expenses decreased 18% to $14.3 million in 2012 from $17.4 million in 2011. In 2012 we experienced lower research and development costs than in the prior year due primarily to decreased manufacturing costs in the hearing and FMD programs, the closeout of the PACT trial, reduced personnel costs as a result of our reduction in force in 2012, reduced material costs for our funded programs, and reduced equipment purchases under our hearing and FMD programs. These decreases were partially offset by increased outside costs for our other research programs as compared to 2011. Stock-based compensation expense included in research and development personnel costs decreased approximately $266,000 in 2012 as compared to the prior year.

General and administrative.  General and administrative expenses increased 17% to $9.1 million in 2012 from $7.8 million in 2011. General and administrative expenses were higher in 2012 primarily due to personnel costs, which included approximately $1.3 million in non-recurring employment costs. General and administrative expenses include a decrease of approximately $80,000 of stock-based compensation expense in 2012 as compared to the prior year.

OTHER INCOME (LOSS)

Total other income increased to $42,000 in 2012 as compared to $41,000 in 2011. Total other income consists primarily of interest income.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant losses since our inception. As of December 31, 2012 we have an accumulated deficit of $265.8 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of December 31, 2012, cash, cash equivalents, and short-term investments totaled $15.3 million as compared to $26.4 million at December 31, 2011.

For the 12 months ended December 31, 2012, we used net cash of $10.8 million for operating activities. This consisted of a net loss for the period of $14.1 million, which included approximately $0.2 million of non-cash depreciation and amortization, $1.7 million of accounts receivable collections, and $1.3 million of non-cash stock-based compensation expenses. Net cash was used primarily for the advancement of our hearing program, research and development programs, and to a lesser extent, the termination of our TNFerade PACT trial and general and administrative activities.

Net cash provided by investing activities during the 12 months ended December 31, 2012 was $10.9 million which included $11.2 million for the net proceeds from sales of marketable securities, reduced by $0.3 million for the purchase of property and equipment.

There was no cash provided or used from financing activities during the 12 months ended December 31, 2012.

For the 12 months ended December 31, 2011, we used net cash of $8.5 million for operating activities. This consisted of a net loss for the period of $7.4 million, which included approximately $0.2 million of non-cash depreciation and amortization and $1.6 million of non-cash stock-based compensation expenses. Also contributing to the use of cash was the recognition of previously received unearned revenue of $2.0 million. Net cash was used primarily for the advancement of our hearing program, research and development programs, and the termination of our TNFerade PACT trial and to a lesser extent general and administrative activities.

Net cash used in investing activities during the 12 months ended December 31, 2011 was $22.5 million which included $22.3 million for the net purchase of marketable securities and $0.2 million for the purchase of property and equipment.

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

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. As a result of a number of those offerings, as of February 28, 2013, we have approximately 1.4 million warrants outstanding. Please see Note 8 “Stockholders’ Equity” to our audited financial statements included in this Annual Report.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2012.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $8 million and $9 million of cash during the next four quarters, ending December 31, 2013. Our estimate includes approximately $1.3 million in contractual obligations as well as $0.6 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations through at least the next twelve months.

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

OFF-BALANCE SHEET OBLIGATIONS

We had no off-balance sheet obligations other than in connection with our operating leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report. See “Index to Financial Statements” on Page F-1 for a list of the financial statements being filed herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that: (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following table sets forth the director nominees for election at the Annual Meeting, the directors of the Company currently in office, their ages, and the positions currently held by each such person with the Company.

Name	Age	Position
Directors whose terms expire at the Annual Meeting
Edward M. Connor, Jr., M.D(3)	60	Director
Zola P. Horovitz, Ph.D.(1)(2)(4)	78	Director
William N. Kelley, M.D.(1)(3)	73	Director
Directors whose terms expire in 2014
Adel A.F. Mahmoud, M.D., Ph.D.(1)	71	Director
Kevin M. Rooney(2)	46	Director
Marc R. Schneebaum(2)(3)	58	Director
Directors whose terms expire in 2015
Cynthia Collins	54	Director, President, and Chief Executive Officer
Wayne T. Hockmeyer, Ph.D.(1)(3)	68	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Chairman of the Board of Directors.

The biographies of each of the nominees below contains information regarding the experiences, qualifications, attributes, or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director for the Company.

Directors Whose Terms Expire in 2013

Edward M. Connor, Jr., M.D. has served as a director of GenVec since June 2011. Dr. Connor is a member of the Compensation Committee. Dr. Connor is the Director, Office of Innovation Development and Investigational Therapeutics at Children’s National Medical Center and a Professor of Pediatrics, Microbiology, Immunology and Tropical Medicine at George Washington University School of Medicine and Health Sciences, positions he has held since 2008. From 2004 to 2008, Dr. Connor was the Chief Medical Officer and Executive Vice President of MedImmune, Inc., where he had previously served as a Senior Vice President, Clinical Development from 2000 to 2004, Vice President, Clinical Development from 1995 to 2000, and Director, Clinical Studies from 1994 to 1995. He served as the Chief Medical Officer for 3-V Biosciences, a biopharmaceutical company, from 2010 to 2012. Dr. Connor has also served on numerous advisory boards and currently serves as CEO and member of the Board of Directors of ReveraGen BioPharma.

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

William N. Kelley, M.D. has served as a director of GenVec since June 2002. Dr. Kelley is the Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee. Dr. Kelley brings a long history of involvement in experimental models of gene therapy to the Board. Dr. Kelley and his colleagues at the University of Michigan were the first to propose in vivo gene therapy as it is recognized today and the first to directly administer a human gene in vivo and obtain expression in an experimental animal model. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. He is currently Professor of Medicine and Professor of Biochemistry and Biophysics at the School of Medicine of the University of Pennsylvania. In the national leadership arena, Dr. Kelley has served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine and Chair of the Residency Review Committee for Internal Medicine. Within the past five years, Dr. Kelley served on the board of directors of Merck & Co. Inc., Beckman Coulter, Inc., Advanced Biosurfaces, Inc. and Polymedix, Inc.

Dr. Kelley brings a long history of involvement in experimental models of gene therapy to the Board. Dr. Kelley’s many leadership roles, both as a leader in the field of gene therapy and as a senior management figure of an internationally renowned medical center, allow him to provide strong leadership to our Board.

Directors Whose Terms Expire in 2014

Adel A.F. Mahmoud, M.D., Ph.D. has served as a director of GenVec since June 2011. Dr. Mahmoud is a member of the Nominating and Corporate Governance Committee. Dr. Mahmoud is a Professor at Princeton University in the Department of Molecular Biology and the Woodrow Wilson School of Public and International Affairs a position he has held since 2007. In 2006, he retired as the Chief Medical Advisor, Vaccines and Infectious Diseases and a member of the Management Committee of Merck & Co., Inc., a pharmaceutical company. From 1999 to 2005, he had served as President, Merck Vaccines and a member of the Management Committee of Merck & Co. Dr. Mahmoud currently serves as a director of Becton, Dickinson and Company, Sanaria Inc., and Inovio Pharmaceuticals, Inc. He also serves on numerous scientific advisory boards and is the chairman of the National Institutes of Health’s Blue Ribbon Panel to Advise on the Risk Assessment of the National Emerging Infectious Diseases Laboratories at Boston University Medical Center and the National Academy of Sciences’ Committee on the Prevention of Proliferation of Biological Weapons.

Dr. Mahmoud is a prominent scientist with a strong background in infectious disease and vaccines. He brings strong technical and operational experience to the Board based on his research background and experience in the pharmaceutical industry and academia.

Kevin M. Rooney has served as a director of GenVec since January 2008. Mr. Rooney is a member of the Audit Committee. Mr. Rooney is currently the President of Beacon Consulting Group, a company focused on providing strategic consulting services to biopharmaceutical executives, a position he has held since 2007. Previously, from 2003 to 2007, he held positions at Medimmune Inc., including Vice President, sales and marketing, for their oncology division. Prior to this, Mr. Rooney worked for Bristol-Myers Squibb Company holding positions of increasing responsibility. He also held marketing positions at Glaxo Wellcome, Inc. and Burroughs Wellcome Company. He received his master’s degree in management from the J.L. Kellogg Graduate School of Management at Northwestern University and his bachelor’s degree from the University of Virginia. He is also a member of the board of trustees for the National Foundation for Infectious Disease, a non-profit foundation for infectious disease education of medical professionals and the public.

Mr. Rooney’s commercial leadership experience makes him a valuable member of the Board in planning for the future development and growth of the Company.

Marc R. Schneebaum has served as a director of GenVec since April 2007. Mr. Schneebaum is a member of the Compensation Committee and the Chairman of the Audit Committee. Mr. Schneebaum is currently Chief Operating Officer of Predictive BioSciences, Inc., a commercial stage, cancer diagnostics company, a position he has held since 2011, and served as its President, Chief Executive Officer and a director from 2011 to 2013. From 1997 to 2010, Mr. Schneebaum served as President, Chief Executive Officer, and a director of Sensors for Medicine and Science, Inc. (SMSI), an emerging medical technology company. Previously, from 1991 to 1997, he served as Senior Vice President, Finance, Business Development and Administration, and CFO of Genetic Therapy, Inc. (GTI), a biotechnology company. Prior to his tenure at GTI, from 1987 to 1991, Mr. Schneebaum was a Vice President at Alex Brown & Sons Incorporated, a leading investment banking firm (now part of Deutsche Bank), where he participated in a variety of finance and strategic assignments. Mr. Schneebaum began his career in the accounting and auditing group at KPMG LLP, advancing to senior manager in the management consulting group. Mr. Schneebaum, a CPA, received his degree in Business Administration from the University of Maryland. He has also served on the boards of the March of Dimes of Maryland and the Maryland Enterprise Investment Fund.

Mr. Schneebaum’s financial acumen and varied leadership roles in the medical-technology and biotechnology fields, and his experience in investment banking, accounting, and management consulting at leading institutions brings a level of knowledge to the Board that aids greatly in its deliberations.

Directors Whose Terms Expire in 2015

Cynthia Collins serves as President and Chief Executive Officer. Ms. Collins has served as President and Chief Executive Officer and as a director of the Company since May 2012. Ms. Collins previously served as Group Vice President, Cellular Analysis Business of Beckman Coulter from 2007 to until its sale in 2011. Prior to joining Beckman Coulter, Ms. Collins served as Chief Executive Officer of Sequoia Pharmaceuticals, Inc., a private biotechnology company developing antiviral drugs. Prior to joining Sequoia Pharmaceuticals, Ms. Collins served as President of Clinical Micro Sensors, Inc., a wholly owned subsidiary of Motorola where she directed the development and commercialization of molecular diagnostic microarray products and led the eventual strategic divestiture of the division. Before Motorola, she spent over 17 years at Baxter Healthcare in a variety of executive roles, including President of Global Oncology and Vice President of Strategy and Portfolio Management of BioScience. Prior to joining Baxter Healthcare, she worked six years with Abbott Laboratories in a series of operational assignments. Ms. Collins received her undergraduate degree in Microbiology from the University of Illinois and her Masters in Business Administration from the University of Chicago Booth School of Business.

On May 23, 2012, Cynthia Collins, became our President and Chief Executive Officer and was appointed to our Board of Directors. Prior to Ms. Collins joining the Company, on May 22, 2012, Paul H. Fischer, Ph.D. resigned as our President and Chief Executive Officer as well as from our Board of Directors. Ms. Collins’ background, her experience prior to joining the Company, and her day-to-day leadership of our business gives the Board an invaluable executive and Company-focused perspective.

Wayne T. Hockmeyer, Ph.D. has served as a director of GenVec since December 2000. Dr. Hockmeyer is a member of the Nominating and Corporate Governance Committee and is the Chairman of the Compensation Committee. Dr. Hockmeyer founded MedImmune, Inc. (MedImmune) in April 1988 as President and Chief Executive Officer and was elected a director of MedImmune in May 1988. Dr. Hockmeyer became Chairman of the board of directors of MedImmune in May 1993 and relinquished his position as Chief Executive Officer in October 2000. Dr. Hockmeyer is currently retired, having resigned from his positions as a member of the MedImmune board of directors, and as President, MedImmune Ventures, Inc., following the acquisition of MedImmune by AstraZeneca Biopharmaceuticals, Inc. in June 2007. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Currently, he is a director of Baxter International Inc. and Idenix Pharmaceuticals, Inc. Within the past five years, Dr. Hockmeyer also served on the boards of Verenium Corp. and Middlebrook Pharmaceuticals, Inc.

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

Based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2012, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with in a timely manner.

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

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES AND INFORMATION

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2012:

Name and Principal Position(1)	Year	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Cynthia Collins Chief Executive Officer	2012	273,438	497,404	126,000	59,996	956,837
Paul H. Fischer, Chief Executive Officer	2012	186,915	162,280	—	554,876	904,071
	2011	441,284	176,036	115,188	19,985	752,493
Douglas J. Swirsky, Sr. Vice President, Chief Financial Officer	2012	310,919	117,138	75,305	10,175	513,537
	2011	302,746	88,019	49,802	13,825	454,391
Douglas E. Brough, Sr. Vice President, Research	2012	288,206	146,423	64,491	8,960	508,080
	2011	258,750	88,019	46,963	11,515	405,247

(1)	Ms. Collins became Chief Executive Officer in May 2012. Dr. Fischer resigned as Chief Executive Officer in May 2012.
(2)	Amounts represent the aggregate grant date fair value as computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.
(3)	Represents amounts earned under the Company's annual performance award plan for the respective year.
(4)	Amounts shown for 2012 are discussed below under Narrative Disclosure to Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table

The following section provides a description of the 2012 compensation information contained in the Summary Compensation Table above for the following individuals, whom we refer to as our named executive officers:

•	Cynthia Collins, Chief Executive Officer
•	Douglas J. Swirsky, Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
•	Douglas E. Brough, Senior Vice President, Research
•	Paul H. Fischer, our former Chief Executive Officer

Ms. Collins became our Chief Executive Officer in May 2012, which is when Dr. Fischer resigned from that position.

Base Salaries

The Committee recommends a base salary level for the CEO, subject to Board approval, and approves base salary levels for the other named executive officers based on individual performance, promotions, and industry information. In considering base salary levels, the Committee gives most weight to the CEO's performance assessment of each named executive officer (other than herself). For 2012, Dr. Fisher received an increase of approximately 3%. Mr. Swirsky received an increase of approximately 2.7%, while Dr. Brough received an increase of approximately 10.1%. The increase for Dr. Brough reflected his increased responsibility for projects that are critical to our Company. In November 2012, Dr. Brough was promoted to Senior Vice President, Research and his base salary was set at $310,650. The base salary for Ms. Collins was set at $450,000 on an annualized basis as a result of the negotiation of her employment agreement described below.

Annual Performance Award Plan

Each year, the named executive officers have the opportunity to receive annual performance awards through participation in the Company's Annual Performance Award Plan. Participants in this plan are eligible to receive a target payment that is expressed as a percentage of the participant's base salary and that is based on performance of the Company and each named executive officer's overall individual performance (with the exception of the CEO). For 2012, annual performance award opportunities for Dr. Fischer, Mr. Swirsky and Dr. Brough remained unchanged from the percentages used in the prior year, and were 50%, 35% and 30%, respectively. When Ms. Collins joined the Company, consistent with her employment agreement, her target payment expressed as a percentage of base salary was set at 50%.

For Dr. Fischer, at the time it was established, 100% of the annual performance award was based on corporate goals. When Ms. Collins joined the Company, 100% of her annual performance award was also based on corporate goals. For Mr. Swirsky and Dr. Brough, 70% was payable based on corporate goals and 30% was payable based on individual goals.

The corporate goals for 2012 were set on January 18, 2012. The goals, level of achievement and weight are described below:

RSV Vaccine	Advance Development and Establish Partnership (weighted 25%)
HSV Vaccine	Proof of Concept Data for Pre-IND and Partnering (weighted 25%)
Hearing Loss	Advance Research and Development (weighted 20%)
FMD Vaccine	Advance DHS and Merial Limited collaborations (weighted 5%)
Technology	Establish Proprietary Vector Platform (weighted 15%)
Financial Goals	2012 Cash Burn of $8M or less and other corporate initiatives (weighted 10%)

In general, achievement of 100% of the corporate goals and the Committee’s positive evaluation of individual performance will result in an annual incentive award payment to the individual at the target level. The Committee retains the discretion, however, to pay the annual performance awards at levels below or above the target level as it evaluates both the achievement of corporate goals, taking into account the weightings assigned to each goal, and the individual performance of the executives. Ms. Collins employment agreement provides that she is eligible for a payment under the annual performance award plan of up to 150% of her base salary in the event of superior performance.

The Committee determined that the executives performed solidly and that the payments, or portions of the payments, related to the corporate goals under the Company’s annual performance award plan should reflect the Company’s achievements at the 56% level. Dr. Fischer did not receive, however, a payout under the annual incentive plan due to his departure from the Company during the year.

For purposes of the portion of the annual performance award that is based on individual performance for Mr. Swirsky and Dr. Brough, the Committee considered the following individual accomplishments:

•	Mr. Swirsky: (1) strong support of core programs through management of financial and accounting functions, business development, information technology and facilities; and (2) implementation of cost reduction plan, reflecting individual performance of 100%, which, when taken together with the performance for the corporate goals, resulted in Mr. Swirsky achieving 69.2% of his target.
•	Dr. Brough: (1) research support for hearing loss; (2) development of key new data supporting project pipeline; and (3) advancement of our core technology base through differentiation and strengthening our intellectual property base, reflecting individual performance of 100%, which, when taken together with the performance for the corporate goals, resulted in Dr. Brough achieving 69.2% of his target.

Annual Stock Option Grants

The Company uses stock options for its equity incentive awards in order to be consistent with its objective to align the interests of stockholders and its executives. Stock options are awarded annually and are considered part of total compensation, along with base salary and annual performance awards. Stock options granted in 2012, consistent with awards in prior years, vest over a four-year period, with one-eighth of each option grant vesting six months after the date of grant and the remainder vesting ratably over the following 42 months. This vesting schedule was selected because of the Company's belief that it is consistent with industry practice while still providing a relatively long retention benefit.

Stock options that are granted as part of the long-term incentive program are granted with an exercise price equivalent to the closing price of the Common Stock on NASDAQ Capital Market on the date of grant. The exercise price of stock options granted to a newly hired executive officer is set at the closing price of GenVec's Common Stock on NASDAQ on the start date of the executive officer, which is a date on or after approval of the grant by the Compensation Committee. In 2012, Dr. Fischer, Mr. Swirsky and Dr. Brough, received annual stock option grants of 150,000, 60,000 and 75,000, respectively, on January 18, 2012 at an exercise price of $2.49 per share. Dr. Fischer’s award was forfeited pursuant to its terms on his resignation.

Ms. Collins received a stock option award on May 23, 2012 for 250,000 options at an exercise price of $2.49 per share. The award to Ms. Collins was on the same terms as the stock option awards for the other named executive officers and was in an amount of options negotiated with her in connection with her employment agreement.

All Other Compensation

In 2012, for Mr. Swirsky and Dr. Brough, the amounts shown in All Other Compensation in the Summary Compensation Table above included amounts for matching contributions sunder the Company’s 401(k) plan. For Ms. Collins the amount shown in All Other Compensation for 2012 represents amounts paid to Ms. Collins pursuant to her employment agreement to reimburse her for moving expenses consistent with Company policy and a gross-up to cover applicable taxes on that reimbursement.

In connection with his resignation, Dr. Fischer entered into a separation and release agreement and a consulting agreement with the Company. The separation and release agreement was entered into on May 22, 2012 and governs the terms of Dr. Fischer’s departure, providing, among other things, that (i) Dr. Fischer will receive his base salary at the time of his resignation for twelve months after the effectiveness of his resignation, and (ii) Dr. Fischer releases the Company of all claims or potential claims he may have, except for certain enumerated exceptions. Also in connection with Dr. Fischer’s resignation, the Company entered into a consulting agreement with him, also dated May 22, 2012. As partial consideration for entering into the consulting agreement, the Company granted him an award of stock options under a separate agreement. The consulting agreement, which has a term of one (1) year, provides that, among other things, the Company will pay a consulting fee to Dr. Fischer of $15,000 and Dr. Fischer will provide a minimum of fifteen (15) days of consulting services. After Dr. Fischer has fulfilled this minimum commitment, the Company will pay $1,000 per day for additional consulting services provided by Dr. Fischer. The award of stock options was an award to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on June 1, 2012, the effective date of the Fischer Consulting Agreement. The option has a ten-year term and will vest and become exercisable as to fifty percent (50%) of the shares of common stock covered by the option on the six (6) month anniversary of the grant date and the remainder of the shares covered by the option will vest on the one-year anniversary of the grant date. The amount shown for All Other Compensation for Dr. Fischer in the Summary Compensation Table for 2012 includes, among other things, amounts payable in connection with 401(k) matching contributions, $474,600 for the twelve months of base salary payable under the separation and release agreement, and $162,280 representing the aggregate grant date fair value of the stock option awarded in connection with the consulting agreement.

Employment, Severance and Change in Control Arrangements

GenVec has an employment agreement with Ms. Collins, salary continuation agreements with each of Mr. Swirsky and Dr. Brough and a change in control agreement with Mr. Swirsky. The Company had similar arrangements with Dr. Fischer prior to the time he resigned.

Employment Agreement with Ms. Collins.  The Company entered into an employment agreement with Ms. Collins on May 18, 2012 as a condition of her willingness to take the position of Chief Executive Officer. The employment agreement provides for the base salary and annual performance award provisions discussed above. Under the terms of the agreement, if Ms. Collins terminates her employment for “good reason” (as defined below) or if her employment is terminated by the Company without “cause” (as defined below) and other than by reason of death or disability, Ms. Collins will also be entitled to receive accrued compensation, her regular base salary for a period of 18 months and an amount equal to one and one-half times her target bonus as of the time of termination. The agreement also includes continued health care benefits for 18 months.

If Ms. Collins terminates her employment for “good reason” or if her employment is terminated by the Company without “cause” within 12 months following a change in control (as define below under the heading Acceleration of Stock Awards), Ms. Collins will be entitled to receive accrued compensation amounts and a lump sum payment in an amount equal to the greater of (i) two times her base salary for the year in which the termination date occurs, or the year immediately preceding the year in which the change in control occurs (the “Reference Base Salary”), and (ii) two times her annual target bonus based on the Reference Base Salary. The agreement also includes continued health care benefits until the earliest of the 18-month anniversary of the termination date, the date Ms. Collins is no longer eligible for continuation coverage and the date on which Ms. Collins becomes eligible to receive substantially similar coverage from another employer.

Whether or not Ms. Collins’s termination follows a change in control, the treatment of any outstanding equity awards shall be determined in accordance with the terms of the applicable award agreements.

In addition, Ms. Collins’s employment agreement includes a non-disparagement clause and non-competition and non-solicitation provisions terminating 18 months after the last day of her employment. Upon the death or disability of Ms. Collins during such time as she is entitled to any payments or benefits under the agreement, such payments and benefits are payable to her estate and/or beneficiaries, as the case may be.

Under the terms of the agreement, “good reason” is defined as the occurrence of any of the following events during the employment term without Ms. Collins’s written consent:

•	a material reduction in Ms. Collins’s base salary other than as a general reduction in base salary that affects all similarly situated executives in substantially the same proportions;
•	a material reduction in Ms. Collins’s target bonus opportunity;
•	a relocation of Ms. Collins’s principal place of employment by more than 50 miles, except for required travel on Company business to an extent substantially consistent with Ms. Collins’s business travel obligations as of the date of relocation;
•	any material breach by the Company of any material provision of the agreement or any material provision of any other agreement between the Executive and the Company;
•	a material adverse change in Ms. Collins’s title, authority, duties or responsibilities (other than temporarily while Ms. Collins is physically or mentally incapacitated or as required by applicable law) taking into account the Company’s size, status as a public company and capitalization on the date of the agreement; or
•	a material adverse change in the reporting structure applicable to Ms. Collins.

“Cause” is defined to include any of the following actions by Ms. Collins:

•	the willful failure to perform her duties (other than any such failure resulting from incapacity due to physical or mental illness);
•	the willful failure to comply with any duly authorized and legal directive of the Board;
•	the engagement in dishonesty, illegal conduct or misconduct, which is, in each case, materially injurious to the Company or its affiliates;
•	the embezzlement, misappropriation or fraud, whether or not related to the Executive’s employment with the Company;

•	the conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude;
•	the material, intentional unauthorized breach of the Proprietary Information Agreement (as defined in the agreement); or
•	the material breach of any material obligation under the agreement or any other written agreement between Ms. Collins and the Company.

Salary Continuation Agreements.  The Company entered into a salary continuation agreement with Mr. Swirsky when he joined the Company in 2006, which was pursuant to a form of agreement that was adopted in October 2002 and amended in December 2008 to provide for technical compliance with certain Treasury regulations. The Company has also entered into a salary continuation agreement with Dr. Brough with terms substantially similar to the form of agreement adopted in October 2002 as amended by the December 2008 amendment. Under the terms of the salary continuation agreements, if the named executive officer is terminated without “cause” (as defined below) and other than by reason of death or disability, the officer will be paid the officer’s regular base salary for a period of 12 months. The named executive officer will also receive a pro-rata bonus equal to the product of the bonus paid to the officer for the fiscal year preceding the termination date, divided by 12 months times the number of months of service during the year of termination. These agreements also include continued health and welfare benefits for the same period as the salary continuation, a non-compete for the same period as the salary continuation and a non-disparagement clause.

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

Acceleration of Stock Awards.  The form of stock option award agreements for stock option grants awards made to each of the named executive officers provides that in the event of a change in control, all unvested equity awards will accelerate in full. Under the terms of the stock option award agreements, a “change in control” means the occurrence of any of the following events:

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

Change in Control Agreement with Mr. Swirsky.  GenVec entered into a change in control agreement with Mr. Swirsky when he joined the Company in September 2006. Mr. Swirsky’s agreement was amended in December 2008 to provide for technical compliance with certain Treasury regulations. Mr. Swirsky is entitled to certain payments upon termination without cause (as defined in the salary continuation agreements described above) following a change in control (as defined in the stock option award agreements described above).

Specifically, if Mr. Swirsky’s employment is terminated without cause other than as a result of his death or disability or if he resigns for good reason within two years following a change in control, he is entitled to a lump sum severance payment equal to his monthly salary and average monthly bonus times 18, continued health and welfare benefits for an 18-month period and a pro-rata bonus for the termination year. In addition, his agreement provides for an excise tax gross-up payment, reimbursement of certain legal costs related to the enforcement of the agreement and the accelerated vesting of all unvested options at termination.

In addition, pursuant to the change in control agreements, upon the death or disability of Mr. Swirsky during such time as he is entitled to any payments or benefits under the agreement, such payments and benefits are payable to Mr. Swirsky’s heirs or estate, respectively. To the extent Mr. Swirsky becomes entitled to benefits under the change in control agreements, the salary continuation agreement is superseded and he will not receive any benefit under that agreement.

Under the terms of the change in control agreement, “good reason” is defined as the occurrence of any of the following events without the consent of the executive in connection with a change of control, unless, if correctable, such circumstances are fully corrected with 30 days of the notice of termination given in respect thereof with notice must be given within 90 days of the occurrence:

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to outstanding stock options and restricted stock awards held by the named executive officers as of December 31, 2012. All outstanding grants issued prior to 2012 were made under the Company’s 2002 Stock Incentive Plan. Grants made in 2012 were made under the Company’s 2011 Omnibus Incentive Plan, with the exception of Ms. Collins’ grant which was made pursuant to a CEO inducement award agreement.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)(2)	Option Exercise Price ($)(1)	Option Expiration Date
Cynthia Collins	36,458	213,542	2.54	5/23/2022
Paul H. Fischer	75,000	75,000	2.49	6/1/2022
Douglas J. Swirsky	30,000	—	11.30	9/18/2016
	3,000	—	26.10	1/18/2017
	15,000	—	17.90	1/16/2018
	22,032	468	4.10	1/22/2019
	10,937	4,063	22.00	1/20/2020
	9,583	10,417	5.70	1/19/2021
	13,750	46,250	2.49	1/18/2022
Douglas E. Brough	1,250	—	32.10	1/15/2014
	500	—	39.50	3/1/2014
	2,500	—	18.80	1/19/2015
	2,500	—	16.90	1/18/2016
	4,000	—	26.10	1/18/2017
	2,500	—	17.90	1/16/2018
	4,000	—	21.80	4/16/2018
	3,917	83	4.10	1/22/2019
	9,115	3,385	22.00	1/20/2020
	2,479	1,021	17.90	2/1/2020
	9,583	10,417	5.70	1/19/2021
	17,187	57,813	2.49	1/18/2022

(1)	All awards have been adjusted to reflect the effect of the Reverse Stock Split.
(2)	The options indicated in the table above as unexercisable at December 31, 2012 result from the following option grants which vest over a four year period with 12.5% vestiing after six months from the date of grant and the remainder vesting ratably over the next 42 months.

On January 22, 2009, Mr. Swirsky was granted 22,500 options and Dr. Brough was granted 4,000 options.

On January 20, 2010, Mr. Swirsky was granted 15,000 options and Dr. Brough was granted 12,500 options.

On February 1, 2010, Dr. Brough was granted 3,500 options.

On January 19, 2011, Mr. Swirsky and Dr. Brough were each granted 20,000 options.

On January 18, 2012, Dr. Brough was granted 75,000 options and Mr. Swirsky was granted 60,000 options.

On May 23, 2012, Ms. Collins was granted 250,000 options.

On June 1, 2012 Dr. Fischer was granted 150,000 options.

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

In addition in 2012, the Board agreed each non-employee director receives: (i) upon becoming a director, an option to purchase 20,000 shares of Common Stock that is exercisable ratably over a four-year period, and (ii) after our Annual Meeting of Stockholders each year, an annual grant of an option to purchase 15,000 shares of Common Stock, 50% of which becomes exercisable six months after the date of grant and 50% of which becomes exercisable 12 months after the date of grant. In the case of the Chairman of the Board, the annual grant is of an option to purchase 22,500 shares of Common Stock. Director options have an exercise price equal to the fair market value of GenVec common stock on the date of the grant and a ten-year term.

The following table details the total compensation earned by the Company’s non-employee directors in 2012:

Name(1)	Fees Earned or Paid in Cash(2) ($)	Option Awards(3) ($)	Total ($)
Edward M. Connor, Jr., M.D.	$55,500	$29,318 (3)	$84,818
Wayne T. Hockmeyer, Ph.D.	$78,000	$29,318 (3)	$107,318
Zola P. Horovitz, Ph.D.	$88,000	$43,977 (3)	$131,977
William N. Kelley, M.D.	$77,000	$29,318 (3)	$106,318
Adel A.F. Mahmoud, M.D., Ph.D.	$58,500	$29,318 (3)	$87,818
Kevin M. Rooney	$52,500	$29,318 (3)	$81,818
Marc R. Schneebaum	$71,500	$29,318 (3)	$100,818

(1)	Neither Ms. Collins, the President and Chief Executive Officer of GenVec, nor her predecessor, Dr. Fischer, receive compensation as a Director of the Company. Compensation for Ms. Collins and Dr. Fischer is disclosed in the Summary Compensation Table.
(2)	All annual retainers payable to the chairman of the board, the chairman of each committee and for the directors in general are paid in quarterly installments.
(3)	On July 11, 2012, each of the Company's continuing non-management directors received an option to purchase 15,000 shares, which had an aggregate grant date fair value of $29,318, except for Dr. Horovitz, who received an option to purchase 22,500 shares, which had an aggregate grant date fair value of $43,977. All fair values have been computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.

As of December 31, 2012, each director had the following number of vested and unvested options outstanding:

Name(1)	Total (#)	Vested (#)	Unvested (#)
Edward M. Connor, Jr., M.D.	18,500	2,000	16,500
Wayne T. Hockmeyer, Ph.D.	28,500	13,500	15,000
Zola P. Horovitz, Ph.D.	40,500	18,000	22,500
William N. Kelley, M.D.	28,500	13,500	15,000
Adel A.F. Mahmoud, M.D., Ph.D.	18,500	2,000	16,500
Kevin M. Rooney	23,000	8,000	15,000
Marc R. Schneebaum	24,500	9,500	15,000

(1)	Unvested options for all directors with the exception of Dr. Connor's and Dr. Mahmoud's option vest 50% January 11, 2013 and July 11, 2013. Drs. Connor and Mahmoud each have 15,000 options that will vest 50% on January 11, 2013 and 50% on July 11, 2013, with the remaining 1,500 options vesting ratably over three years beginning on June 15, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 12, 2013 (unless otherwise specified), regarding the beneficial ownership of the Company’s Common Stock by (i) each named executive officer (as defined below) of the Company (ii) each director of the Company and (iii) all current directors and executive officers as a group. As of March 12, 2013, there were no persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after March 12, 2013 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 12,948,285 shares of Common Stock outstanding on March 12, 2013. Unless otherwise specified, the address for each director or executive officer is care of the Company at its principal office.

Name of Beneficial Owner(1)	Total Number of Shares Beneficially Owned	% of Class Owned
Beneficial Owner of More than 5% of the Outstanding Common Stock:
BVF Partners L.P. and affiliates(2)	1,116,600	8.6%
Directors and Named Executive Officers:
Cynthia Collins	57,291	*
Paul H. Fischer, Ph.D.(3)	130,913	1.0%
Edward M. Connor, Jr. M.D.	12,000	*
Wayne T. Hockmeyer, Ph.D.	24,000	*
Zola P. Horovitz, Ph.D.	35,007	*
William N. Kelley, Ph.D.	21,500	*
Adel A.F. Mahmoud, M.D., Ph.D.	10,000	*
Kevin M. Rooney	16,250	*
Marc R. Schneebaum	17,500	*
Douglas J. Swirsky	144,688	1.1%
Douglas E. Brough, Ph.D.	76,021	*
Bryan T. Butman, Ph.D.	111,072	*
All directors and executive officers as a group (11 persons)	525,329	4.1%

(1)	Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of March 12, 2013 in the following amounts: Cynthia Collins, 57,291 shares; Edward M. Connor, 9,500 shares; Wayne T. Hockmeyer, 21,000 shares; Zola P. Horovitz, 29,250 shares; William N. Kelley, 21,000 shares; Adel A.F. Mahmoud, 9,500 shares; Kevin M. Rooney, 15,500 shares; Marc R. Schneebaum, 17,000 shares; Douglas J. Swirsky, 112,688 shares; Douglas E. Brough, 68,938 shares; Bryan T. Butman, 104,687 shares; and directors and executive shares; and directors and executive officers as a group (11 people) 466,354 shares.

Note:  The number of “directors and executive officers as a group” should not include people who are not serving at the time of the Annual Report, notwithstanding that they are listed in the table.

(2)	Based soley on the Schedule 13G/A filed February 14, 2013 by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II,L.P. (“BVF2”), BVF Investments, L.L.C. (“BVLLC”), Investment 10, L.L.C. (“ILL10”), BVF Partners L.P. (“BVF Partners”), BVF Inc., and Mr. Mark Lampert. As disclosed in the Schedule 13G/A: (i) BVF beneficially owned 249,600 shares, (ii) BVF2 beneficially owned 152,600 shares, (iii) BVLLC beneficially owned 630,500 shares, (iv) ILL10 beneficially owned 83,900 shares, and (v) each of BVF Partners, BVF Inc. and Mr. Lampert may be deemed to own 1,116,600 shares.

BVF Partners, BVF Inc. and Mr. Lampert each disclaim beneficial ownership of the shares beneficially owned by BVF, BVF2, BVLLC, and ILL10. The address for the above entitities and person is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.

(3)	Dr. Fischer resigned from the Company on May 22, 2012.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2012:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,760,616	$11.61	1,368,640
Equity compensation plans not approved by security holders	—	—	—
Total	2,760,616	$11.61	1,368,640
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company’s senior management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions, including obtaining annual written certifications of the directors and executive officers with respect to their knowledge of related person transactions. The Company’s senior management is responsible for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. The Audit Committee reviews and approves or ratifies any related party transaction that meets the standard for disclosure under the SEC rules. The Audit Committee’s review of related party transactions, including information reported to the Audit Committee by senior management and the written certifications, encompasses transactions with related persons within the meaning of Item 404 of Regulation S-K as promulgated by the SEC. The Audit Committee reviews each potential related party transaction on its underlying merit. In accordance with the Audit Committee’s practices, in the course of its review and approval or ratification of related person transactions, the Committee considers:

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

Director Independence

The Board of Directors has affirmatively determined that each of the following directors is independent within the meaning of the NASDAQ director independence standards: Edward M. Connor, Jr., M.D.; Wayne T. Hockmeyer, Ph.D.; Zola P. Horovitz, Ph.D.; William N. Kelley, M.D.; Adel A.F. Mahmoud, M.D., Ph.D.; Kevin M. Rooney: and Marc R. Schneebaum. The Board of Directors has determined that Cynthia Collins, the Company’s President and Chief Executive Officer and Paul H. Fischer, Ph.D., the Company’s President and Chief Executive Officer until his resignation in May 2012, are not independent within the meaning of the NASDAQ director independence standards. The Board has also determined that all standing committees of the Board of Directors are composed entirely of independent directors.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to GenVec by KPMG LLP for professional services rendered for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$328,268	$334,400
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$328,268	$334,400

Audit Fees

These fees consist of fees for professional services rendered for the audit of GenVec’s financial statements, review of the interim financial statements included in quarterly reports, and services in connection with regulatory filings.

Audit-Related Fees

These fees comprise assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. GenVec did not incur such fees during 2012 or 2011.

Tax Fees

These fees comprise tax compliance and tax preparation assistance for state and federal filings; consultations concerning tax related matters and other tax compliance projects. GenVec did not incur such fees with KPMG during 2012 or 2011.

All Other Fees

All other fees consist of fees not included in any other category. GenVec did not incur such fees with KPMG during 2012 or 2011.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by KPMG LLP, our independent registered public accounting firm. On an ongoing basis, management of GenVec defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of KPMG LLP. On a periodic basis, GenVec’s management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. In 2012, all fees paid to KPMG LLP were pre-approved pursuant to the Audit Committee’s policy. To ensure prompt handling of unexpected matters, the Audit Committee’s charter authorizes its Chairman to act on behalf of the Audit Committee in between regularly scheduled meetings, including pre-approving services provided by KPMG LLP. If the Chairman exercises this authority, he reports the action taken to the Audit Committee at its next regular meeting.

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

Exhibits — The following exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation, as amended, of the Company.(25)
3.1(a)	Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company.(26)
3.2	Amended & Restated Bylaws of the Company.(11)
4.1	Specimen Common Stock Certificate.(1)
4.2	Rights Agreement dated as August 11, 2011 between the Company and American Stock Transfer & Trust Company, LLC, the form of Certificate of Designation of Series B Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto.(26)
4.3	Form of Warrant.(14)
4.4	Form of Warrant.(15)
4.5	Form of Warrant.(17)
10.1	Form of Indemnification Agreement for Directors and Officers.*(1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(8)
10.3	Amendment to the GenVec, Inc. 2002 Stock Incentive Plan.*(19)
10.4	2011 Omnibus Incentive Plan.*(27)
10.5	Amendment to 2011 Omnibus Incentive Plan dated July 11, 2012.(28)
10.6	License Agreement dated May 31, 1996 between Scios, Inc. and the Company.(1)
10.7	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc.(6)
10.8	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company.(1)
10.9	Amendment to Lease Agreement between MOR BENNINGTON LLP and the Company dated March 11, 2009.(9)
10.10	Employment Agreement be and between Cynthia Collins and GenVec, Inc., dated as of May 18, 2012*(29)
10.11	CEO Inducement Award of a Non-Qualified Stock Option by and between Cynthia Collins and GenVec, Inc., dated as of May 23, 2012*(29)
10.12	Separation and Release Agreement by and between Paul H. Fischer and GenVec, Inc.;, dated as of May 22, 2012*(29)
10.13	Consulting Agreement by and between Paul H. Fischer and GenVec, Inc., dated as of May 22, 2012(29)
10.14	Form of Non-Qualified Stock Option Agreement by and between Paul H. Fischer and GenVec, Inc. (29)

EXHIBIT NUMBER	DESCRIPTION
10.15	Salary Continuation Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.16	Amendment to Salary Continuation Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(9)
10.17	Change in Control Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.18	Amendment to Change in Control Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(9)
10.19	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(10)
10.20	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(9)
10.21	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(10)
10.22	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(9)
10.23	Salary Continuation Agreement between the Company and Douglas E. Brough dated February 1, 2010.*(31)
10.24	Salary Continuation Agreement between the Company and Bryan T. Butman dated October 15, 2002.*(filed herewith)
10.25	Amendment to Salary Continuation Agreement between the Company and Bryan T. Butman dated December 9, 2008.* (filed herewith)
10.26	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.(7)
10.27	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 30, 2006.+(12)
10.28	Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated January 30, 2007.+(22)
10.29	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated August 30, 2007.+(23)
10.30	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated November 9, 2007.(24)
10.31	Agreement with the United States Department of Homeland Security for development of adenovector-based foot and mouth vaccine, dated February 12, 2010.(18)
10.32	Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(16)
10.33	Amended and Restated License Agreement, dated May 23, 1998, between the Company and the Cornell Research Foundation.+(1)
10.34	Amendment to Amended and Restated License Agreement, dated March 18, 2002, between the Company and the Cornell Research Foundation.+(6)
10.35	Agreement for the Supply of Services related to Development Materials, dated August 4, 2010, between Novartis Pharma AG and GenVec, Inc.+(20)
10.36	Agreement, dated November 3, 2009, between GenVec, Inc. and SAIC-Frederick, Inc.+(21)

EXHIBIT NUMBER	DESCRIPTION
10.37	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated September 20, 2010.+(31)
10.38	Form of Investor Purchase Agreement.(14)
10.39	Form of Investor Purchase Agreement.(15)
10.40	Form of Investor Purchase Agreement.(17)
10.41	Agreement with the U.S. Naval Medical Logistics Command regarding malaria vaccine development for the U.S. Naval Medical Research Center, dated September 29, 2012.+(30)
10.42	Amendment, dated January 24, 2012, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(31)
10.43	Amendment, dated February 12, 2013, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
24.1	Power of Attorney. (filed herewith)
31.1	Rule 13a-14(a) Certification by Chief Executive Officer. (filed herewith)
31.2	Rule 13a-14(a) Certification by Chief Financial Officer. (filed herewith)
32.1	Rule 13a-14(b) Certification by Chief Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)
32.2	Rule 13a-14(b) Certification by Chief Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.
(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.
(3)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.
(4)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 22, 2003.
(5)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 29, 2002.
(6)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.

(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.
(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.
(9)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 16, 2009.
(10)	Incorporated by reference from our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.
(13)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 14, 2007.
(14)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 6, 2008.
(15)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 28, 2009.
(16)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 19, 2010.
(17)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 27, 2010.
(18)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 10, 2010.
(19)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 18, 2010.
(20)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 6, 2010.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2010.
(22)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.
(23)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2007.
(24)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2008.
(25)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 9, 2011.
(26)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 12, 2011.
(27)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 17, 2011.
(28)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on July 17, 2012.
(29)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 24, 2012.
(30)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2012.
(31)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.

By:	/s/ CYNTHIA COLLINS Cynthia Collins President, Chief Executive Officer and Director

Date: March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ CYNTHIA COLLINS Cynthia Collins	TITLE President, Chief Executive Officer and Director (Principal Executive Officer)	DATE March 22, 2013
/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky	Sr. Vice President, Chief Financial Officer, Treasurer & Corporate Secretary (Principal Financial and Accounting Officer)	March 22, 2013
/s/ EDWARD M. CONNOR JR., M.D.* Edward M. Connor, Jr., M.D.	Director	March 22, 2013
/s/ WAYNE T. HOCKMEYER, PH.D.* Wayne T. Hockmeyer, Ph.D.	Director	March 22, 2013
/s/ ZOLA P. HOROVITZ, PH.D.* Zola P. Horovitz, Ph.D.	Director	March 22, 2013
/s/ WILLIAM N. KELLEY, M.D.* William N. Kelley, M.D.	Director	March 22, 2013
/s/ADEL A.F. MAHMOUD, M.D, PH.D.* Adel A.F. Mahmoud, M.D., Ph.D.	Director	March 22, 2013
/s/ KEVIN M. ROONEY* Kevin M. Rooney	Director	March 22, 2013
/s/ MARC R. SCHNEEBAUM* Marc R. Schneebaum	Director	March 22, 2013
*By: /s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. (“the Company”) as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
March 22, 2013

GENVEC, INC.

BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,150	$4,114
Investments (Note 3)	11,105	22,332
Accounts receivable, net	947	2,675
Prepaid expenses and other	226	230
Total current assets	16,428	29,351
Property and equipment, net (Note 4)	805	692
Other assets	197	107
Total assets	$17,430	$30,150
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,500	$1,523
Accrued expenses (Note 5)	2,183	1,958
Unearned revenue	4	131
Total current liabilities	3,687	3,612
Total liabilities	3,687	3,612
Commitments and Contingencies (Notes 7)
Stockholders' equity (Note 8)
Preferred stock, $0.001 par value; 5,000 shares authorized in 2012 and 2011; none issued and outstanding in 2012 and 2011	—	—
Common stock, $0.001 par value; 30,000 shares authorized in 2012 and 2011; 12,948 and 12,958 shares issued and outstanding in 2012 and 2011	13	13
Additional paid-in capital	279,518	278,239
Accumulated other comprehensive loss (Note 3)	(27)	(8)
Accumulated deficit	(265,761)	(251,706)
Total stockholders' equity	13,743	26,538
Total liabilities and stockholders' equity	$17,430	$30,150

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands, except per share data)	2012	2011
Revenue from strategic alliances and research contracts (Note 6)	$9,353	$17,744
Operating expenses:
Research and development	14,348	17,416
General and administrative	9,102	7,810
Total operating expenses	23,450	25,226
Operating loss	(14,097)	(7,482)
Other income:
Interest and Other Income, net	42	41
Net loss	$(14,055)	$(7,441)
Basic and diluted net loss per share	$(1.09)	$(0.58)
Shares used in computation of basic and diluted net loss per share	12,940	12,921
Comprehensive Loss:
Net loss	$(14,055)	$(7,441)
Unrealized holding loss on securities available for sale	(19)	(104)
Comprehensive loss	$(14,074)	$(7,545)

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance, December 31, 2010	12,908	$13	$276,576	$96	$(244,265)	$32,420
Net loss	—	—	—	—	(7,441)	(7,441)
Unrealized change in investments, net	—	—	—	(104)	—	(104)
Common stock issued under stock benefit plans	50	—	38	—	—	38
Stock-based compensation	—	—	1,625	—	—	1,625
Balance, December 31, 2011	12,958	$13	$278,239	$(8)	$(251,706)	$26,538
Net loss	—	—	—	—	(14,055)	(14,055)
Unrealized change in investments, net	—	—	—	(19)	—	(19)
Common stock forfeited under stock benefit plans	(10)	—	—	—	—	—
Stock-based compensation	—	—	1,279	—	—	1,279
Balance, December 31, 2012	12,948	$13	$279,518	$(27)	$(265,761)	$13,743

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31
(in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(14,055)	$(7,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	234
Non-cash charges for stock-based compensation	1,279	1,625
Change in accounts receivable	1,728	820
Change in accounts payable and accrued expenses	202	(1,653)
Change in unearned revenue	(127)	(2,028)
Change in other assets	(86)	(32)
Net cash used in operating activities	(10,817)	(8,475)
Cash flows from investing activities:
Purchases of equipment	(355)	(183)
Purchases of investment securities	(28,632)	(54,888)
Proceeds from sale and maturity of investment securities	39,840	32,620
Net cash provided by (used in) investing activities	10,853	(22,451)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	38
Net cash provided by financing activities	—	38
Increase (decrease) in cash and cash equivalents	36	(30,888)
Beginning balance of cash and cash equivalents	4,114	35,002
Ending balance of cash and cash equivalents	$4,150	$4,114
Supplemental disclosures of non-cash activities:
Change in fair value of warrants granted under Kingsbridge CEFF	$—	$3

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial Limited, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene which causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders through the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective treatments available for patients who have lost their balance function, and hearing loss remains a major unmet medical problem as well.

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have programs with the U.S. Naval Medical Research Center (NMRC) to develop vaccines for dengue fever and malaria. In addition, we have provided vaccine candidates to the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) against HIV. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

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

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION  – (continued)

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash and investments and committed and expected revenues from our collaborators and strategic alliances are expected to be sufficient to continue our current research, development and collaborative activities through at least the next twelve months.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) USE OF ESTIMATES

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic alliances and research contract revenues, clinical trial expenses and research and development activities, and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

(b) CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid debt instruments, time deposits, and money market funds with original maturities of three months or less.

(c) INVESTMENTS

Our investments consist primarily of corporate stock and bonds, government agency bonds, and commercial paper. These investments are classified as available-for-sale securities, which are carried at fair value, with the unrealized holding gains and losses reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, investments, accounts receivable, and accounts payable.

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

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

(i) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We include any interest or penalties incurred in connection with income taxes as part of other expense.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2012 and 2011.

(j) NET LOSS PER SHARE

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For both of the years ended December 31, 2012 and 2011 approximately 0.7 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.4 million stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(k) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net loss and unrealized holding gains and losses from available-for-sale securities.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(l) STOCK-BASED COMPENSATION

We use the modified prospective method to account for stock-based compensation. Under this method, we measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period during which service is required to be provided. We estimate grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation cost that has been included in expense from continuing operations amounted to $1.3 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively.

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

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The standard requires that public and non-public companies present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies must instead cross reference to the related footnote for additional information. The standard allows companies to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of the provisions of this guidance will not have a material impact on our results of operations, cash flows, and financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. We adopted ASU 2011-05 as of January 1, 2012 and disclosed comprehensive income in our statements of operations and comprehensive loss.

There are no other new accounting pronouncements issued but not effective until after December 31, 2012 that are expected to have a significant effect on our financial position or results of operations.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(p) RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to our current period presentation. Such reclassifications have no effect on net loss as previously reported.

(3) FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820) that defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable (e.g. interest rates, yield curves, volatilities and default rates, among others) or can be corroborated by observable market data; and
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2012:

(In thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$4,150	$4,150	$—
Corporate notes and bonds	6,871	—	6,871
U.S. Government and agency securities	4,189	—	4,189
Equity Securities	45	45	—
Total assets at fair value	$15,255	$4,195	$11,060

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2011:

(In thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$4,114	$4,114	$—
Corporate notes and bonds	5,095	—	5,095
U.S. Government and agency securities	17,171	—	17,171
Equity Securities	66	66	—
Total assets at fair value	$26,446	$4,180	$22,266

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

We determine fair value for our investments with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate and U.S. agency bonds with maturities of less than twelve months.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2012 or 2011.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in our statements of operations and comprehensive loss.

A summary of marketable securities is shown below:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2012
Marketable securities
Corporate and agency notes and corporate stock	$11,132	$—	$(27)	$11,105
Total marketable securities	$11,132	$—	$(27)	$11,105
December 31, 2011
Marketable securities
Corporate and agency notes and corporate stock	$22,340	$—	$(8)	$22,332
Total marketable securities	$22,340	$—	$(8)	$22,332

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2012	2011
	(in thousands)
Equipment	$9,750	$9,556
Leasehold improvements	6,563	6,529
Furniture and fixtures	437	428
	16,750	16,513
Less accumulated depreciation and amortization	(15,945)	(15,821)
	$805	$692

Depreciation and amortization expense related to property and equipment was $242,000 and $234,000 for the years ended December 31, 2012 and 2011, respectively.

NOTES TO FINANCIAL STATEMENTS

(5) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2012	2011
	(in thousands)
Payroll, compensation, and benefits	$1,490	$1,173
Clinical costs	—	169
Professional fees	523	352
Manufacturing expenses	90	109
Other	80	155
Total accrued expenses	$2,183	$1,958

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows:

	2012	2011
	(in thousands)
Hearing Program	$4,435	$10,009
Foot and Mouth Disease Program	2,344	3,565
Vaccine Research Center	490	2,031
Other strategic alliances and research grants	2,084	2,139
	$9,353	$17,744

Our results of operations included $127,000 and $2,028,000 during the years ended December 31, 2012 and 2011, respectively, of amortization of upfront contract and license fees payment which were received in prior years.

(a) NOVARTIS

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee was recognized ratably over the initial term of the two-year research and collaboration term of the Agreement. Revenue recognized from the non-refundable upfront license fee was $3.7 million by the end of the initial Agreement due to the pricing agreement associated with the sale of our common stock. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the years ended December 31, 2012 and 2011 we recognized $78,000 and $1.9 million, respectively, of the upfront payment and $835,000 and $1.7 million, respectively, for research performed under this Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones including (non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb, and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales milestones. During each of the years ended December 31, 2011 and 2010, we recognized $300,000 of milestone payments as a result of the successful completion of preclinical development activities. In 2012, there were no milestone payments received.

In August 2010, we signed a new agreement for the supply of services relating to development materials with Novartis, related to companies’ collaboration in hearing loss and balance disorders. Under this new agreement, GenVec could receive approximately $13 million over four years to manufacture clinical trial material for up

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

to two lead candidates. During the years ended December 31, 2012 and 2011 we recognized $3.4 million and $6.0 million, respectively, for services performed under this new agreement.

In both January 2012 and January 2013, we announced that we had extended our Research Collaboration and License Agreement with Novartis. Under the extensions, Novartis will fund research at GenVec through January 2014 to support this program.

(b) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, we signed a three-year agreement with the DHS, for the development of a vaccine candidate against FMD for livestock, under which we received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were exercised. Modifications to this agreement have brought the total value of the program up to approximately $20.8 million. During the years ended December 31, 2012 and 2011 we recognized $0.6 million and $1.4 million for services performed under this new agreement, respectively. As of December 31, 2012, $20.7 million in revenue has been recognized under this contract.

In February 2010, we signed a contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this contract, GenVec was to receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we were to use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. In June 2010, the DHS exercised its renewal option for 2011 funding under this agreement for $0.7 million. In March 2013, the DHS funded the contract for an additional $0.4 million and extended the period of performance through December 2013. During the years ended December 31, 2012 and 2011, we recognized $1.7 million and $2.1 million, respectively, for services performed under this new agreement. As of December 31, 2012, $4.5 million in revenue has been recognized under this contract.

(c) VACCINE RESEARCH CENTER

In November 2009, we entered into a contract with SAIC-Frederick, Inc., for the development of influenza and HIV vaccines pursuant to their prime grant from the National Cancer Institute. Work under this contract includes generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. This four-year contract has a total value of over $22 million if all options are exercised. Revenues of $444,000 and $1,837,000 were recognized under this contract for the years ended December 31, 2012 and 2011. As of December 31, 2012, $5.6 million in revenue has been recognized under this contract.

In July 2009, we received a grant from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIAID), valued at approximately $600,000 to identify new antigens for malaria vaccine development. We recognized $121,000 and $215,000 in revenue for the years ended December 31, 2012 and 2011.

In March 2012, we received a grant from the NIAID, valued at approximately $600,000 to identify novel highly protective antigens for malaria vaccine development. We recognized $94,000 in revenue for the year ended December 31, 2012.

(d) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS

In March 2007, we entered into a CRADA with the NIAID, to develop vaccines for the prevention and treatment of RSV, which can cause severe lower respiratory tract infections. RSV infections can occur at any age, but occur primarily among infants, the elderly or those with compromised cardiac, pulmonary, or immune systems. In addition, RSV is the single most important viral cause of lower respiratory infections in infants and young children. Initial vaccine candidates are in preclinical testing. In May 2008, we received a two-year, $600,000 SBIR grant from the NIH to support work under this program. We recognized $105,000 in revenue

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

for the year ended December 31, 2011 and $600,000 in revenue cumulatively through December 31, 2011. The grant was completed in June 2011.

In May 2012, we received Phase 1 Small Business Innovation and Research grant from the NIH to support the Company’s RSV vaccine program. The SBIR grant, valued at approximately $590,000 will provide funding to further understand the impact of maternal immunity against RSV on the generation of a protective immune response in newborns. We recognized $109,000 in revenue under this grant for the year ended December 31, 2012.

In January 2008, we received a $600,000 Phase 1 Small Business Innovation and Research grant from the NIH. This is intended to support work being conducted in a collaborative effort by us, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center, and the University of Washington to develop vaccines for the prevention and treatment of HSV-2, the virus responsible for most cases of genital herpes. The grant was completed in March 2011 and we recognized $4,000 in revenue for the year ended December 31, 2011. There has been $600,000 in revenue recognized cumulatively through March 31, 2011.

In October 2012, we signed an agreement worth approximately $3.5 million with the NMRC to further support malaria vaccine development. Under the terms of the agreement, GenVec is responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC plans to use this clinical material to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retains the right to commercialize this novel technology. No revenue was recognized under this contract in 2012.

We have entered into other research grants with the government, primarily the NIH, and recognized revenue under other collaborations during 2012. Revenue recognized under these research grants totaled $1,761,000 and $1,873,000 in revenue for the years ended December 31, 2012 and 2011.

(7) COMMITMENTS AND CONTINGENCIES

(a) LEASE AGREEMENTS

We have a non-cancelable operating lease for our Gaithersburg, MD facility through October 31, 2014. Rent expense under all operating leases was approximately $803,000 and $803,000 for the years ended December 31, 2012 and 2011, respectively.

Future minimum payments under our non-cancelable operating leases are as follows (in thousands):

2013	$873
2014	$453
2015	$4

(b) LICENSE AGREEMENTS

In November 2001, we entered into an exclusive, worldwide license agreement with Baylor College of Medicine for the rights related to the Atoh1 gene. Under the terms of the license agreement, we agreed to pay a non-refundable initial license fee of $50,000 at the time of execution of the license agreement and we also agreed to pay a minimum annual license maintenance fee, a percentage of product royalties, and milestone payments based on our achievement of certain clinical and regulatory related milestones for these rights. Our ability to meet the milestones is dependent on a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims.

(c) LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit was commenced against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton, in the United States District Court for the District of Maryland, captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC. Following appointment

NOTES TO FINANCIAL STATEMENTS

(7) COMMITMENTS AND CONTINGENCIES  – (continued)

of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the “Amended Complaint”). In the Amended Complaint, Lead Plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the “Class Period”), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Lead Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs seek unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. Briefing on that motion is complete and the parties are awaiting a decision by the Court. The Company cannot predict the outcome of the motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to vigorously defend the case.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al and generally arises out of the matters alleged to underlie the securities action. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action does not seek a monetary recovery against the Company, plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motion(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. We are informed that defendants deny the material allegations of the Garnitschnig action and intend to vigorously defend the case.

(d) RESTRUCTURING

In an effort to conserve capital, on September 25, 2012, we announced we were eliminating 23 positions, or approximately 30% of our workforce in order to reduce our operating costs and conserve capital. As a result, approximately $700,000 of severance costs were incurred in the third quarter of 2012. At December 31, 2012, a liability of approximately $250,000 remains in accrued expenses for the unpaid portion of the severance costs and $220,000 for the separation related to Dr. Fischer.

(8) STOCKHOLDERS’ EQUITY

(a) CAPITAL STOCK

In February 2007, we filed a $100 million shelf registration statement on Form S-3 (the 2007 shelf registration statement), with the Securities and Exchange Commission. The shelf registration was declared effective February 12, 2007 and allowed us to obtain financing through the issuance of any combination of common stock, preferred stock, warrants, or debt securities. On February 11, 2010, we filed with the Securities and Exchange Commission a $150 million shelf registration statement on Form S-3, which we later amended on May 13, 2010 (the 2010 shelf registration statement). The 2010 shelf registration statement was declared effective May 20, 2010 and allows us to issue any combination of common stock, preferred stock, or warrants to purchase common stock or preferred stock.

On April 19, 2011, the Company effected a reverse stock split of its outstanding common stock at a ratio of one-for-ten, whereby each ten shares of common stock were combined into one share of common stock (the

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

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

In September 2001, our Board of Directors of the Company adopted a Stockholders Rights Plan, and in connection therewith declared a dividend which was issued on September 28, 2001 of one preferred stock purchase right (a Right) for each share of common stock outstanding. The Rights would become exercisable only if a person or group acquired beneficial ownership of 20 percent or more of the outstanding common stock of GenVec (an Acquiring Person), or announced the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person. The Stokholder Rights Plan expired in September 2011.

In August 2011, the Company’s Board of Directors adopted a new Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, to be effective on September 7, 2011 upon expiration of the prior Stockholder Rights Agreement. The new Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2012 or December 31, 2011.

In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2012 and 2011:

•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.
•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

(b) STOCK OPTION GRANTS

Stock Option Plans

Our stockholders approved the 2011 Omnibus Incentive Plan (2011 Plan) in June 2011. In July 2012 at the Company’s 2012 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders of GenVec, Inc. (the “Company”) approved an amendment (the “Amendment”) to the GenVec, Inc. Omnibus Incentive Plan (the “2011 Plan”) to increase the number of shares of common stock that are available to be issued through

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

grants or awards made thereunder or through the exercise of options granted thereunder by 640,000 shares. At December 31, 2012 there are 1,368,640 shares available for future issuance and 609,833 outstanding options under the 2011 Plan. Options outstanding under the 2011 Plan at December 31, 2012 expire through 2022.

Stock options granted under the 2011 Plan generally have a contractual term of ten years. The Compensation Committee administers the 2011 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.

The 2011 Plan replaces the 2002 Stock Incentive Plan (2002 Plan), which was approved in June 2002 as the replacement for the 1993 Stock Incentive Plan (1993 Plan). There are 548,861 outstanding options and no outstanding restricted stock awards under the 2002 Plan at December 31, 2012. Options outstanding under the 2002 Plan at December 31, 2012 expire through 2021. Option awards generally vest over a four-year term, with one-eighth (1/8th) of the shares of common stock covered by the option vesting on the six month anniversary of the grant date and the remainder of the option vesting ratably over the next 42 months until the option award is fully exercisable. Restricted stock awards generally vest over a three-year term, with 50% vesting two years after issuance and 50% vesting three years after issuance. In 2011, 20,875 restricted stock units vested. In 2012, 11,750 stock units vested.

In May 2012, the Company granted an Inducement Award to purchase shares of common stock to our President and Chief Executive Officer pursuant to a CEO inducement award agreement. The Inducement Award allows for the purchase of up to 250,000 shares of common stock at an exercise price per share equal to $2.54. The option has a ten-year term and will vest and become exercisable as to one-eighth (1/8th) of the shares of common stock covered by the option on the six month anniversary of the grant date and, on the first day of each month thereafter the option will vest and become exercisable as to an additional one-forty-eighth (1/48th) of the shares of common stock covered by the option until the option is fully exercisable.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the years ended December 31, 2012 and 2011, which was allocated as follows:

	Years ended December 31,
	2012	2011
	(in thousands)
Research and development	$864	$1,130
General and administrative	415	495
	$1,279	$1,625

We use the Black-Scholes pricing model to value stock options. The weighted-average estimated fair value of employee stock options granted during the 12 months ended December 31, 2012 and 2011 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	2012	2011
Weighted average risk-free interest rate	1.05%	2.07%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.97%	97.62%
Expected life (years)	6.30	5.67
Weighted-average fair value of options granted	$1.99	$4.03

The volatility assumption for 2012 and 2011 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.30 and 5.67, respectively.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 0.81 percent to 1.66 percent and 0.25 percent to 2.30 percent, respectively, for the years ended December 31, 2012 and 2011.

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

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2012 and 2011 has been revised for actual forfeitures. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The activity of the plans from December 31, 2010 to December 31, 2012 is as follows:

(in thousands, except per share data)	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	822	18.00
Granted	262	6.05
Exercised	(1)	4.10
Cancelled	(62)	20.87
Outstanding at December 31, 2011	1,021	14.77
Granted	1,006	2.48
Cancelled	(618)	12.34
Stock options outstanding at December 31, 2012	1,409	$7.06	7.9	$1
Vested or expected to vest at December 31, 2012	1,305	$7.38	7.8	$—
Exercisable at December 31, 2012	657	$11.37	6.4	$—

Unrecognized stock-based compensation expense related to stock options was approximately $1.6 million as of December 31, 2012. This amount is expected to be expensed over a weighted average period of 2.3 years. There were no stock options exercised during the year ended December 31, 2012. There were 833 stock options exercised during 2011. We realized proceeds of $3,415 from options exercised during the year ended December 31, 2011.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

The following table summarizes information about our stock options outstanding at December 31, 2012:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00 - $10.00	1,087	8.9	$3.07	356	$3.68
$10.01 - $20.00	163	4.1	16.17	162	16.16
$20.01 - $30.00	136	5.5	23.57	116	23.83
$30.01 - $41.25	23	1.5	33.31	23	33.31
	1,409	7.9 years	$7.06	657	$11.37

As of December 31, 2012 options covering 656,857 shares were exercisable at $2.49 to $41.25 per share (average $11.37 per share) and options covering 1,368,640 shares remain available to be granted.

In October 2009, the Company issued 50,000 restricted shares of common stock under the 2002 Plan. The following table summarizes the status of the Company’s unvested restricted stock as of December 31, 2012:

(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU's at December 31, 2010	43	$7.90
Granted	—	—
Vested	(21)	—
Forfeited	(2)	—
Non-vested RSU's at December 31, 2011	20	7.90
Granted	—	—
Vested	(12)	—
Forfeited	(8)	—
Non-vested restricted stock units at December 31, 2012	—	$—	$—

Restricted stock units vested 50% two years after the date of grant and 50% three years after the date of grant. The cost of the grant was charged to operations over the vesting period. There was no unrecognized expense related to restricted stock units as of December 31, 2012. In October 2011, 50 percent of the outstanding awards vested. In October 2012, all remaining outstanding awards vested.

(c) WARRANTS

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
	1,351,922

NOTES TO FINANCIAL STATEMENTS

(9) INCOME TAXES

For the years ended December 31, 2012 and 2011 there is no provision for income taxes included in the statements of operations and comprehensive loss. We have incurred operating losses, but have not recorded an income tax benefit for 2012 and 2011, as we have recorded a valuation allowance against our net operating losses and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows (in thousands):

	2012	2011
Tax provision computed at the statutory rate	$(4,779)	$(2,530)
State income taxes, net of federal income tax provision	(765)	(405)
Book expenses not deductible for tax purposes	18	21
Nondeductible compensation expense	277	396
Expired net operating losses and other	17,305	3,395
Change in valuation allowance for deferred tax assets	(12,056)	(877)
Income tax expense	$—	$—

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

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	2012	2011
Net operating loss carryforwards	$95,497	$107,630
Research and experimentation tax credit	14,568	14,803
Property and equipment, principally due to differences in depreciation	(151)	(151)
Deferred compensation expense	2,053	1,825
Other	233	149
Total deferred tax assets	112,200	124,256
Valuation allowance	(112,200)	(124,256)
Net deferred tax assets	$—	$—

At December 31, 2012, we have net operating loss carryforwards of approximately $242.1 million for federal income tax purposes which expire at various dates through 2032. During 2012, $43.3 million of net operating loss carryforwards expired. We have research and experimentation tax credit carryforwards of $14.6 million at December 31, 2012 which will expire through 2030. During 2012, $0.2 million of research and experimentation tax credit expired.

Our NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2012 and in prior years, we may have experienced such ownership changes. Such as, in August 2003 GenVec and Diacrin consummated a business combination under which we acquired Diacrin through an exchange of stock. Likewise, Diacrin might have also experienced ownership changes in prior years and/or as a result of its merger with us in 2003.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryforwards that can be utilized. When we complete the necessary studies, the amount of NOL carryforwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryforwards, the effect of the reduction would be offset by a reduction in the valuation

NOTES TO FINANCIAL STATEMENTS

(9) INCOME TAXES  – (continued)

allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues, and expenses for the periods presented.

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained effective January 1, 2007. At December 31, 2012 and December 31, 2011 we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2012 and 2011.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2009.

(10) QUARTERLY RESULTS (UNAUDITED)

Our unaudited quarterly information is as follows:

2012	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$3,164	$2,540	$2,128	$1,521
Operating Loss	$(3,203)	$(3,673)	$(4,051)	$(3,170)
Net Loss	$(3,194)	$(3,663)	$(4,039)	$(3,159)
Basic and Diluted Loss Per Share	$(0.25)	$(0.28)	$(0.31)	$(0.24)

2011	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$5,286	$4,737	$4,332	$3,389
Operating Loss	$(2,228)	$(1,250)	$(1,492)	$(2,512)
Net Loss	$(2,216)	$(1,238)	$(1,483)	$(2,504)
Basic and Diluted Loss Per Share	$(0.17)	$(0.10)	$(0.11)	$(0.19)

The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters may not equal the loss per share for the respective 12-month period.

(11) SUBSEQUENT EVENT

On February 7, 2013, the Company eliminated nine positions as part of its efforts to lower operating costs to conserve capital. Seven of the positions were eliminated immediately, and two are being phased out by the second quarter of 2013. The Company estimates that the cost reductions realized by this reduction in workforce will allow it to fund its operations through at least the next twelve months, not including milestone payments the Company may receive as a result of its collaboration with Novartis.

The Company estimates that approximately $186,000 of expenses will be incurred due to the position eliminations with approximately half of that amount being paid in the first quarter of 2013 and the balance in the second quarter of 2013.