Form 10-Q
period 2013-03-31
GENVEC INC
filed 2013-05-10
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes ☐  No ☒

As of April 30, 2013, the Registrant had 12,948,285 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,958	$4,150
Investments	7,825	11,105
Accounts receivable, net	772	947
Prepaid expenses and other	476	226
Total current assets	13,031	16,428
Property and equipment, net	985	805
Other assets	225	197
Total assets	$14,241	$17,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,355	$1,500
Accrued expenses	1,445	2,183
Unearned revenue	410	4
Total current liabilities	3,210	3,687

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2013 and 2012	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 12,948 shares issued and outstanding at March 31, 2013 and December 31, 2012	13	13
Additional paid-in capital	279,839	279,518
Accumulated other comprehensive loss	(15)	(27)
Accumulated deficit	(268,806)	(265,761)
Total stockholders' equity	11,031	13,743
Total liabilities and stockholders’ equity	$14,241	$17,430

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues from strategic alliances and research contracts	$1,207	$3,164

Operating expenses:
Research and development	2,354	4,323
General and administrative	1,907	2,044
Total operating expenses	4,261	6,367

Operating loss	(3,054)	(3,203)

Other income:
Interest and Other Income, net	9	9

Net loss	$(3,045)	$(3,194)

Basic and diluted net loss per share	$(0.24)	$(0.25)

Shares used in computation of basic and diluted net loss per share	12,948	12,938

Comprehensive Loss:

Net loss	$(3,045)	$(3,194)

Unrealized holding gain on securities available for sale	12	5

Comprehensive loss	$(3,033)	$(3,189)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,045)	$(3,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	56
Non-cash charges for stock-based compensation	321	330
Change in accounts receivable	175	697
Change in accounts payable and accrued expenses	(883)	19
Change in unearned revenue	406	(78)
Change in other assets	(278)	(59)
Net cash used in operating activities	(3,255)	(2,229)

Cash flows from investing activities:
Purchases of property and equipment	(229)	(64)
Purchases of investment securities	(1,408)	(13,091)
Proceeds from sale and maturity of investment securities	4,700	14,112
Net cash provided by investing activities	3,063	957

Cash flows from financing activities:	-	-

Decrease in cash and cash equivalents	(192)	(1,272)
Beginning balance of cash and cash equivalents	4,150	4,114

Ending balance of cash and cash equivalents	$3,958	$2,842

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	General

Basis of Presentation

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2013 and December 31, 2012 and the results of its operations and cash flows for the three-month periods ended March 31, 2013 and March 31, 2012. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec, Inc. is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccines in development that leverage our core adenovector technology as well as preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have programs with the U.S. Naval Medical Research Center to develop vaccines for dengue fever and malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture.

Under our current business strategy, our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. Based on our current business strategy, we estimate we have sufficient resources to fund our operations through at least the next twelve months. However, given the current progress of our development, our inability to find development partners, and the capital needs of our business, we are currently reassessing our business strategy and considering whether it is in the best interests of our shareholders or economically viable to remain as a stand-alone company. In particular, we are evaluating whether there are strategic transactions available to us, such as a merger or sale. If we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law, cease operations and wind down. There is no certainty that we will be able to identify and execute a strategic transaction in a timely manner, or that a voluntary dissolution of our business will return meaningful amounts to our shareholders. A strategic transaction or dissolution would be costly to effect and, in the case of a dissolution, we anticipate that there would be significant costs associated with the wind-down of our operations which would reduce the portion of our cash and investments available for distribution to our shareholders. The interim condensed financial statements are prepared on a going concern basis and do not include adjustments, if any, that would be required if the Company was to pursue a plan of liquidation.

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, results of operations, or cash flows. Our most critical accounting estimates relate to accounting policies for strategic alliance and research contract revenues, clinical trial expenses and research and development activities, and stock-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the services or products has occurred, and (iv) collectability of the contract amounts is considered probable.

Our collaborative research and development agreements can provide for upfront license fees, research payments, and/or substantive milestone payments. Upfront non-refundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement. Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

Research and development revenue from cost-reimbursement and cost-plus fixed- fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, cost, and billing factors, such as indirect rate estimates, are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels. Payments received in advance of work performed are recorded as unearned revenue.

Research and development revenue from fixed-price best efforts arrangements with the U.S. Government is recognized as earned based on the performance requirements of the contract. Revenue under these arrangements is recognized when delivery to and customer acceptance by the customer has been received. During the period of performance, recoverable contract costs are accumulated on the balance sheet in other current assets, but no revenue or profit is recorded prior to customer acceptance of the contractually stated deliverables. Recoverable contract costs that are accumulated on the balance sheet include all direct costs associated with the arrangement and an allocation of indirect costs. Payments received in advance of customer acceptance are recorded as unearned revenue. Once customer acceptance has been received, revenue and recoverable contract costs are recognized. Over the course of the arrangement, we routinely evaluate whether revenue and profitability should be recognized in the current period. Any known or probable losses on fixed-price arrangements are charged to operations in the period in which such losses are determined.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The Company’s adoption of the provisions of this guidance on January 1, 2013 did not have a material impact on our financial position, results of operations, or cash flows.

There were no other new pronouncements effective as of March 31, 2013 that had a material effect on our financial position, results of operations, or cash flows. Additionally, other new pronouncements issued but not effective until after March 31, 2013 are not expected to have a material effect on our financial position, results of operations, or cash flows.

(2)	Fair Value Measurements

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820) which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and other inputs that are observable (e.g., interest rates, yield curves, volatilities and default rates, among others) or that can be corroborated by observable market data; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet as of March 31, 2013:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$3,958	$3,958	$-
Corporate notes and bonds	4,572	-	4,572
U.S. Government and agency securities	3,197	-	3,197
Equity securities	56	56	-
Total assets at fair value	$11,783	$4,014	$7,769

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of December 31, 2012 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:

Cash and cash equivalents	$4,150	$4,150	$-
Corporate notes and bonds	6,871	-	6,871
U.S. Government and agency securities	4,189	-	4,189
Equity securities	45	45	-
Total assets at fair value	$15,255	$4,195	$11,060

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 marketable securities consist of corporate notes and bonds and U.S. Government and agency securities with maturities of less than twelve months.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee, including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2013 or 2012.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $12,000 and $5,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month periods ended March 31, 2013 and March 31, 2012, which was allocated as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Research and development	$219	$223
General and administrative	102	107
	$321	$330

We use the Black-Scholes pricing model to value stock options. The estimated fair value of employee stock options granted during the three months ended March 31, 2013 and 2012 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012

Risk-free interest rate	1.00%	1.08%
Expected dividend yield	0.00%	0.00%
Expected volatility	98.09%	97.97%
Expected life (years)	6.08	6.18
Weighted-average fair value of options granted	$1.24	$1.95

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants, 1.00%, for the three months ended March 31, 2013 and 1.08% to 1.14% for the three months ended March 31, 2012.

The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The expected volatility assumption for 2013 and 2012 are based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.08 years and 6.18 years, respectively.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2013:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2012	1,409	$7.06
Granted	626	1.59
Forfeited	(11)	3.75
Expired	(2)	6.93
Stock options outstanding at March 31, 2013	2,022	$5.38	8.27	$3
Vested or expected to vest at March 31, 2013	1,809	$5.77	8.13	$2
Exercisable at March 31, 2013	761	$10.30	6.49	$-

Unrecognized stock-based compensation related to stock options was approximately $2.1 million as of March 31, 2013. This amount is expected to be expensed over a weighted average period of 2.8 years. There were no options exercised during the three months ended March 31, 2013 or 2012.

The following table summarizes information about our stock options outstanding as of March 31, 2013:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,701	9.04	$2.52	455	$3.47
$10.01 - $20.00	163	3.80	16.17	162	16.17
$20.01 - $30.00	135	5.22	23.58	121	23.77
$30.01 - $41.25	23	1.24	33.31	23	33.31
	2,022	8.27	$5.38	761	$10.30

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2013 and 2012, approximately 761,000 and 743,000 common stock equivalent shares associated with our stock option plans and unvested restricted shares, respectively, and approximately 1.4 million common stock equivalent shares, for both periods, associated with our warrants were excluded from the denominator in the diluted loss per share calculation, as their inclusion would have been antidilutive due to our net loss incurred during the periods presented.

(5)	Stockholders’ Equity

The table below sets forth the outstanding warrants to purchase shares of common stock as of March 31, 2013:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

June 2008	220,383	$20.16	6/11/2013	Exercisable
May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,351,922

During the three months ended March 31, 2013, no warrants were exercised.

(6)	Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program. We received a $5 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee was recognized ratably over the original two-year research and collaboration term of the Agreement. Revenue recognized from the non-refundable upfront license fee was $3.7 million by the end of the initial Agreement due to the pricing agreement associated with the sale of our common stock. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. In both January 2012 and January 2013, we extended our research collaboration and license agreement with Novartis. Under the extensions, Novartis will fund research at GenVec through January 2014 to support the preclinical hearing loss and balance disorders program. During the three months ended March 31, 2013 and 2012 we recognized $0 and $78,000, respectively, of the upfront payment and $133,000 and $232,000, respectively, for research performed under the Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million, including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones including (including non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb, and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales milestones. We have recognized $600,000 of milestone payments as a result of the successful completion of preclinical development activities prior to 2012. There were no milestones achieved in 2012 or during the three months ended March 31, 2013.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to the companies' collaboration in hearing loss and balance disorders program. Under this agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the three months ended March 31, 2013 and 2012 we recognized $0.2 million and $1.2 million, respectively, for services performed under this agreement.

In October 2012, we signed an agreement worth approximately $3.5 million with the U.S. Naval Medical Research Center (NMRC) to further support malaria vaccine development. Under the terms of the agreement, GenVec is responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC plans to use this clinical material to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retains the right to commercialize this novel technology. No revenue was recognized under this contract through the period ended March 31, 2013.

(7)	Litigation

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky, and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs seek unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. Briefing on that motion is complete and the parties are awaiting a decision by the Court. The Company cannot predict the outcome of the motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to vigorously defend the case.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arises out of the matters alleged to underlie the securities action. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets, and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action does not seek a monetary recovery against the Company, plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motions(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. We are informed that defendants deny the material allegations of the Garnitschnig action and intend to vigorously defend the case.

Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.  The Company does not believe that, based on currently available information, the outcome of these proceedings will have a material adverse effect on our financial condition.

(8)	Restructuring

On February 7, 2013, the Company eliminated nine positions as part of its efforts to lower operating costs to conserve capital. Seven of the positions were eliminated immediately, and two are being phased out by the second quarter of 2013. The Company estimates that the cost reductions realized by this reduction in workforce will allow it to fund its operations through at least the next twelve months, whether or not the Company receives any milestone payments as a result of its collaboration with Novartis.

The Company estimates that approximately $186,000 of expenses will be incurred due to the position eliminations with approximately $85,000 paid in the first quarter of 2013 and the balance is expected to be paid in the second quarter of 2013.

(9)	Reclassifications

Certain reclassifications have been made to prior period amounts to conform to our current period presentation. Such reclassifications have no effect on net loss as previously reported.

(10)	Subsequent Events

On April 25, 2013, the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health, announced that it will stop administering injections in its HVTN 505 clinical trial of an investigational HIV vaccine regimen because an independent data and safety monitoring board (“DSMB”) found during a scheduled interim review that the vaccine regimen did not prevent HIV infection nor reduce viral load (the amount of HIV in the blood) among vaccine recipients who later became infected with HIV. The HVTN 505 trial was designed to test the safety and efficacy of a two-part HIV vaccine regimen consisting of one vaccine designed to prime the immune system followed by another vaccine designed to boost the immune response. The Company manufactured the adenovirus vector component utilized as the boost vaccine for this trial.

The DSMB examined information gathered from 1,250 volunteers who received the investigational vaccine regimen and 1,244 volunteers who received the placebo vaccine. The primary analysis looked at volunteers who were diagnosed with HIV infection after having been in the study a minimum of 28 weeks. This was done to enable enough time for the vaccine regimen to be given and stimulate an immune response. In this analysis, NIAID noted that there was a non-statistically significant increase in HIV acquisition among volunteers in the investigational vaccine group compared to those in the placebo group, with 27 HIV infections occurring among the vaccine recipients, and 21 HIV infections occurring among the placebo vaccine recipients. Among volunteers who became HIV-infected during the first 28 weeks of the study, 14 cases of HIV infection occurred among those who received the investigational vaccine regimen, and 9 HIV infections occurred among the placebo vaccine recipients. Based on these findings, the DSMB recommended that no further injections of the investigational vaccine regimen be administered. NIAID concurred with the DSMB’s recommendation and instructed all HVTN 505 study sites to immediately cease administering injections but continue follow-up with study participants and further evaluate the trial data.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	decisions we make with respect to the future and strategic direction of our Company, including with respect to a strategic transaction or potential dissolution;

•	our product candidates being in the early stages of development;

•	our ability to find collaborators and the terms of our agreements that we may enter into with them;

•	uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	the timing and content of future FDA regulatory actions related to us, our product candidates, or our collaborators;

•	our financial condition and the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations and our ability to lower our operating costs; and

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

Further information on the factors and risks that could affect our business, financial condition, and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update our forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), dengue fever, and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccines in development that leverage our core adenovector technology as well as preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have programs with the U.S. Naval Medical Research Center to develop vaccines for dengue fever and malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture. In April 2013, the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) announced that it will stop administering injections in its HVTN 505 clinical trial of an investigational HIV vaccine regimen because an independent data and safety monitoring board (DSMB) found during a scheduled interim review that the vaccine regimen did not prevent HIV infection nor reduce viral load (the amount of HIV in the blood) among vaccine recipients who later became infected with HIV. The HVTN 505 trial was designed to test the safety and efficacy of a two-part HIV vaccine regimen consisting of one vaccine designed to prime the immune system followed by another vaccine designed to boost the immune response. GenVec manufactured the adenovirus vector component utilized as the boost vaccine for this trial.

We are currently reassessing our business strategy, which has been focused on entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. Given the current progress of our development, our inability to find development partners, and the capital needs of our business, we are considering whether it is in the best interests of our shareholders or economically viable to remain as a stand-alone company. In particular, we are evaluating whether there are strategic transactions available to us, such as a merger or sale. If we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law, cease operations and wind down. There is no certainty that we will be able to identify and execute a strategic transaction in a timely manner, or that a voluntary dissolution of our business will return meaningful amounts to our shareholders. A strategic transaction or dissolution would be costly to effect and, in the case of a dissolution, we anticipate that there would be significant costs associated with the wind-down of our operations.

Material risks and uncertainties relating to our business and our industry are described in Item 1A of this Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of the Form 10-K for the fiscal year ended December 31, 2012.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Results of Operations

GenVec’s net loss was $3.0 million (or $0.24 per share) on revenues of $1.2 million for the three months ended March 31, 2013. This compares to a net loss of $3.2 million (or $0.25 per share) on revenues of $3.2 million in the same period in the prior year. Included in our net loss for the first three months of 2013 was stock-based compensation expense of $321,000, as compared to $330,000 for the same period in the prior year. GenVec ended the first quarter of 2013 with $11.8 million in cash, cash equivalents, and investments.

Revenue

Revenues for the three-month period ended March 31, 2013 were $1.2 million, which represents a 62% decrease as compared to $3.2 million in the comparable prior year period.

Revenues for the three-month period ended March 31, 2013 were primarily derived from the collaboration with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders. Revenue has also been derived from the Company’s funded research and development programs with the DHS, NIAID, and NIH, all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease for livestock or vaccines against malaria, HIV, and RSV.

We entered into a collaboration agreement with Novartis in January 2010, which accounted for $133,000 and $310,000 of revenue for the three-month periods ended March 31, 2013 and 2012, respectively, and a development agreement related to the supply of clinical trial material related to activities under the collaboration agreement in August 2010, which accounted for $0.2 million and $1.2 million in revenue for the three-month periods ended March 31, 2013 and 2012, respectively.

We entered into a collaborative agreement in October 2012 worth approximately $3.5 million with the U.S. Naval Medical Research Center (NMRC) to further support malaria vaccine development. Under the terms of the agreement, GenVec is responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC plans to use this clinical material to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retains the right to commercialize this novel technology. No revenue was recognized under this contract through the period ended March 31, 2013.

The decrease in revenue for the three-month period ended March 31, 2013 is primarily due to a decrease of $1.1 million associated with our hearing program. The decrease in revenue associated with our hearing program was a result of a reduced work scope as we near completion of our development work under the two Novartis agreements in the three-month period ended March 31, 2013 as compared to the same period in 2012. Additionally, there were reductions in revenue of $0.6 million with respect to our animal health program and $0.3 million due to reduced grant work performed for our NIH programs.

Revenues recognized under our various funded research projects for the three-month periods ended March 31, 2013 and 2012 are as follows:

	March 31,
	2013	2012

Hearing loss and balance disorders	$438	$1,497
Animal Health	365	920
HIV	58	80
Malaria	94	122
Other	252	545

Total	$1,207	$3,164

Expenses

Operating expenses were $4.3 million for the three-month period ended March 31, 2013, which represents a decrease of 33% as compared to $6.4 million in the comparable prior year period.

Research and development expenses for the three-month period ended March 31, 2013 decreased 46% from $4.3 million in 2012 to $2.4 million in 2013. The decrease was primarily due to lower personnel costs resulting from our reductions in force in September 2012 and February 2013, reduced manufacturing costs associated with our animal health program, reduced material costs for our hearing program and lower general supply costs for the period ended March 31, 2013 as compared to the comparable period in 2012.

General and administrative expense for the three-month period ended March 31, 2013 decreased 7% with expense of approximately $1.9 million in 2013 as compared to $2.0 million in 2012. During the three-month period ended March 31, 2013 we experienced lower personnel costs resulting from our reductions in force in September 2012 and February 2013. Recruiting costs were also lower in the three-month period ended March 31, 2013 than in the comparable prior year period, when we conducted a Chief Executive Officer search.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2013 we have an accumulated deficit of $268.8 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2013, cash, cash equivalents, and investments totaled $11.8 million as compared to $15.3 million on December 31, 2012.

For the three months ended March 31, 2013, we used $3.3 million of cash for operating activities. This consisted of a net loss for the period of $3.0 million, which included approximately $49,000 of non-cash depreciation and amortization and $321,000 of non-cash stock option expenses. There was also an increase of $406,000 of unearned revenue, and a decrease in accounts payable and accrued expenses of $883,000. Net cash was used primarily for the advancement of our hearing program, research and development programs, and general and administrative activities.

For the three months ended March 31, 2012, we used $2.2 million of cash for operating activities. This consisted of a net loss for the period of $3.2 million, which included approximately $56,000 of non-cash depreciation and amortization and $330,000 of non-cash stock option expenses. There was also a decrease in accounts receivable of $697,000. Net cash was used primarily for the advancement of our internally funded research programs, the termination activities associated with our TNFerade clinical trial, and general and administrative activities.

Net cash provided by investing activities during the three months ended March 31, 2013 was $3.1 million. This consisted of $4.7 million in proceeds from the sale and maturity of investments offset by $1.4 million of cash used to purchase investment securities during the period and $229,000 of cash used for the purchase of laboratory equipment and leasehold improvements.

Net cash provided by investing activities during the three months ended March 31, 2012 was $957,000. This consisted of $14.1 million in proceeds from the sale and maturity of investments offset by $13.1 million of cash used to purchase investment securities during the period and $64,000 of cash used for the purchase of laboratory equipment.

There were no financing activities during the three months ended March 31, 2013 or 2012.

Historically we have entered into agreements with academic medical institutions and contract research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses. We also utilize different financing instruments, such as operating leases, to finance various equipment and facility needs.

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. As a result of a number of these offerings, as of April 30, 2013, we have approximately 1.4 million warrants outstanding. Please see Note 5 “Stockholders’ Equity” included in this Quarterly Report.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock.   The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.  The Rights will at no time have any voting rights.  The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement.  There was no Series B Junior Participating Preferred Stock issued or outstanding as of March 31, 2013.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities, or decisions we make with respect to our business strategy. Based on our current business plan, we currently estimate we will average using between $8 million and $9 million of cash during the next four quarters, ending March 31, 2014. Our estimate includes approximately $1.0 million in contractual obligations as well as $0.3 million for capital expenditures. Based on this estimate we have sufficient resources to fund our operations through at least the next twelve months.

However, if we decide to pursue a different business strategy, or a dissolution, our cash needs may differ significantly. If we dissolved, we would liquidate our assets and pursue the orderly wind down of our business. However, we anticipate that there would be significant costs associated with doing so. In this event, we are also likely to use a significant portion of our cash and investments to satisfy our obligations to our creditors. Satisfying these obligations will reduce the portion of our assets available for distribution to our shareholders.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in Note 7 of our Form 10-K for the year ended December 31, 2012.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our significant accounting policies or critical accounting estimates since the end of 2012, however Note 1, General, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 discussed the revenue recognition for fixed-price contracts.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 1 General in the notes to our Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2013, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of March 31, 2013, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky, and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs seek unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. Briefing on that motion is complete and the parties are awaiting a decision by the Court. The Company cannot predict the outcome of the motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to vigorously defend the case.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arises out of the matters alleged to underlie the securities action. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets, and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action does not seek a monetary recovery against the Company, plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motions(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. We are informed that defendants deny the material allegations of the Garnitschnig action and intend to vigorously defend the case.

Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.  The Company does not believe that, based on currently available information, the outcome of these proceedings will have a material adverse effect on our financial condition.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factor set forth below and the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as other information contained in the Annual Report, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and in the other reports we file with the SEC.

We may seek to liquidate the Company in a voluntary dissolution under Delaware law, and in this event, it is likely that shareholders would receive significantly less than the current market value of their shares.

We have not generated any revenues from product sales, and have incurred losses in each year since our inception. We expect that it will be very difficult to raise capital to continue our operations. We do not believe that we could succeed in raising significant additional capital to sustain our operations without some strategic transaction such as a merger or sale. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we would take would raise or generate sufficient capital to fully address the uncertainties of our financial position. If we cease all operations and wind down we would need to liquidate the Company in a voluntary dissolution under Delaware law. In this event, we would be required to sell our assets. The funds resulting from the liquidation of our assets, as well as our other funds, would be used first to satisfy obligations to creditors before funds, if any, would be available to pay our shareholders. We believe that satisfying these obligations will consume a significant portion of our funds, thereby reducing the portion of our assets available for this distribution.

Our common stock could be delisted from the NASDAQ Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on the NASDAQ Capital Market.  The listing standards of the NASDAQ Capital Market state, among other things, that a company may be delisted if the closing bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  Although the closing bid price for our stock has not dropped below $1.00, it has been $1.50 or lower since April 1, 2013, and has traded as low as $1.02.  If we fail to comply with the listing standards applicable to issuers listed on the NASDAQ Capital Market, our common stock may be delisted from the NASDAQ Capital Market.  The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock.  In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by suppliers, contracting parties, collaborators, potential collaborators and employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates.+

10.2	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

GENVEC, INC.
(Registrant)

Date: May 10, 2013	By:	/s/ Cynthia Collins
Cynthia Collins
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary

