Form 10-Q
period 2013-06-30
GENVEC INC
filed 2013-08-13
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, the Registrant had 12,948,285 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,840	$4,150
Investments	3,501	11,105
Accounts receivable, net	652	947
Prepaid expenses and other	1,099	226
Total current assets	11,092	16,428
Property and equipment, net	843	805
Other assets	253	197
Total assets	$12,188	$17,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,129	$1,500
Accrued expenses	1,418	2,183
Unearned revenue	1,424	4
Total current liabilities	3,971	3,687

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2013 and 2012	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 12,948 shares issued and outstanding at June 30, 2013 and December 31, 2012	13	13
Additional paid-in capital	280,144	279,518
Accumulated other comprehensive loss	(8)	(27)
Accumulated deficit	(271,932)	(265,761)
Total stockholders' equity	8,217	13,743
Total liabilities and stockholders’ equity	$12,188	$17,430

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues from strategic alliances and research contracts	$748	$2,540	$1,955	$5,704

Operating expenses:
Research and development	1,377	3,581	3,731	7,904
General and administrative	2,502	2,632	4,409	4,676
Total operating expenses	3,879	6,213	8,140	12,580

Operating loss	(3,131)	(3,673)	(6,185)	(6,876)

Other income:
Interest and Other Income, net	5	10	14	19

Net loss	$(3,126)	$(3,663)	$(6,171)	$(6,857)

Basic and diluted net loss per share	$(0.24)	$(0.28)	$(0.48)	$(0.53)

Shares used in computation of basic and diluted net loss per share	12,948	12,938	12,948	12,938

Comprehensive Loss:

Net loss	$(3,126)	$(3,663)	$(6,171)	$(6,857)

Unrealized holding gain/(loss) on securities available for sale	7	(24)	19	(19)

Comprehensive loss	$(3,119)	$(3,687)	$(6,152)	$(6,876)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,171)	$(6,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	119
Non-cash charges for stock-based compensation	626	638
Impairment of long lived assets	229	-
Changes in current assets and liabilities, net	(294)	905
Changes in non-current assets, net	(56)	(43)
Net cash used in operating activities	(5,570)	(5,238)

Cash flows from investing activities:
Purchases of property and equipment	(363)	(243)
Purchases of investment securities	(1,977)	(21,443)
Proceeds from sale and maturities of investment securities	9,600	26,884
Net cash provided by investing activities	7,260	5,198

Cash flows from financing activities:	-	-

Increase/(decrease) in cash and cash equivalents	1,690	(40)
Beginning balance of cash and cash equivalents	4,150	4,114

Ending balance of cash and cash equivalents	$5,840	$4,074

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2013 and December 31, 2012, the results of its operations for the three-month and six-month periods ended June 30, 2013 and June 30, 2012, and cash flows for the six-month periods ended June 30, 2013 and June 30, 2012. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec, Inc. is a biopharmaceutical company with differentiated, proprietary technologies that we believe could be used to create superior therapeutics and vaccines. GenVec has been working with leading companies and organizations such as Novartis AG, Merial Limited, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns.

On May 24, 2013, the Company’s Board of Directors approved a Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Dissolution”), subject to stockholder approval. The Board of Directors concluded, after extensive and careful consideration of our strategic alternatives and the terms and conditions of the Plan of Dissolution, that the liquidation and dissolution of the Company, pursuant to the Plan of Dissolution, is in the best interests of the Company and our stockholders.

Since announcing the approval of the Plan of Dissolution by the Board of Directors, the Company received several proposals for transactions with the Company, including transactions to purchase all or portions of the Company’s assets or to engage in mergers with private companies that are looking to use the company principally as a means to become publicly traded. As part of the Board of Directors’ efforts to seek to maximize the value for stockholders and to provide stockholders with appropriate information for their consideration, the Board of Directors considered these proposals. Given that it was considering these proposals, the Board of Directors also authorized Cannacord Genuity to solicit additional proposals for the acquisition of our assets, and on June 24, 2013, the Company announced publicly that it had received and was considering proposals. The Board of Directors viewed the ability of the counterparties to complete the proposed transactions, in a timely manner, if at all, as extremely risky, the prospects for preserving value as very uncertain and the likelihood of receiving significant consideration in an asset sale as unlikely. Accordingly, at a meeting on August 7, 2013, the Board of Directors unanimously concluded that proceeding with seeking stockholder approval for the liquidation and dissolution of the Company, and receiving that approval, was in the best interests of the Company and its stockholders.

If the Company's stockholders approve the Plan of Dissolution, the Board of Directors will have the discretion to, at such times as the Board of Directors deems appropriate or advisable, file a certificate of dissolution with the Delaware Secretary of State, complete the liquidation of the Company’s assets, satisfy the Company’s remaining obligations and make distributions to the Company’s stockholders of any available liquidation proceeds. Following stockholder approval of the Plan of Dissolution and the filing of the certificate of dissolution, the Company would seek to delist its common stock from NASDAQ. The Company may, however, abandon the Plan of Dissolution if the Board of Directors determines that, in light of new proposals presented or changes in circumstances, liquidation and dissolution pursuant to the Plan of Dissolution are no longer advisable and in the best interests of the Company and its stockholders.

Taking into account the approval of the Plan of Dissolution by the Board of Directors and the proposals received, and in anticipation of potentially winding down all of our business, we are currently working to terminate or further curtail a significant portion of our operations. In furtherance of these efforts, we announced on June 28, 2013, that we terminated the employment of 30 of our then remaining 41 employees.

As of the date of this report, and in light of the Plan of Dissolution discussed above, the termination of the substantial number of our employees, and our efforts to terminate or further curtail a significant portion of our operations, much of our development programs are not being supported by us at the levels at which they were previously supported, or at all, and we are actively seeking to terminate ongoing contractual obligations. On July 29, 2013, for example, we entered into a modification with the U.S. Naval Medical Logistics Command to terminate contractual obligations under our agreement related to dengue fever and malaria vaccine development efforts at the U.S. Naval Medical Research Center.

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

Our research and development activities have been focused on identifying product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders has indicated that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including whether we obtain, and how long it takes us to obtain, stockholder approval of the Plan of Dissolution. Based on our current business operations, we estimate we have sufficient resources to fund our operations through at least the next twelve months. There is no certainty that the Plan of Dissolution will provide our stockholders with meaningful returns, or that we will be able to execute on any of the proposals that we have received. We anticipate that there will be significant costs associated with the winding down of our operations, which will reduce the portion of our cash and investments available for distribution to our stockholders. The interim condensed financial statements are prepared on a going concern basis and do not include adjustments, if any, that would be required if our stockholders approved the Plan of Dissolution.

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

Research and development revenue from fixed-price best efforts arrangements is recognized as earned based on the performance requirements of the contract. Revenue under these arrangements is recognized when delivery to and acceptance by the customer has been received. During the period of performance, recoverable contract costs are accumulated on the balance sheet in other current assets, but no revenue or profit is recorded prior to customer acceptance of the contractually stated deliverables. Recoverable contract costs that are accumulated on the balance sheet include all direct costs associated with the arrangement and an allocation of indirect costs. Payments received in advance of customer acceptance are recorded as unearned revenue. Once customer acceptance has been received, revenue and recoverable contract costs are recognized. Over the course of the arrangement, we routinely evaluate whether revenue and profitability should be recognized in the current period. Any known or probable losses on projects are charged to operations in the period in which such losses are determined.

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

There were no other new pronouncements effective as of June 30, 2013 that had a material effect on our financial position, results of operations, or cash flows. Additionally, other new pronouncements issued but not effective until after June 30, 2013 are not expected to have a material effect on our financial position, results of operations, or cash flows.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet as of June 30, 2013:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$5,840	$5,840	$-
Corporate notes and bonds	2,015	-	2,015
U.S. Government and agency securities	1,423	-	1,423
Equity security	63	63	-
Total assets at fair value	$9,341	$5,903	$3,438

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of December 31, 2012 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:

Cash and cash equivalents	$4,150	$4,150	$-
Corporate notes and bonds	6,871	-	6,871
U.S. Government and agency securities	4,189	-	4,189
Equity security	45	45	-
Total assets at fair value	$15,255	$4,195	$11,060

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

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $19,000 and a net unrealized loss of $19,000 for the six months ended June 30, 2013 and June 30, 2012, respectively.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and six-month periods ended June 30, 2013 and June 30, 2012, which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Research and development	$201	$205	$420	$428
General and administrative	104	103	206	210
	$305	$308	$626	$638

We use the Black-Scholes pricing model to value stock options. The estimated fair value of employee stock options granted during the six months ended June 30, 2013 and 2012 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2012

Risk-free interest rate	1.00%	1.19%
Expected dividend yield	0.00%	0.00%
Expected volatility	98.09%	97.97%
Expected life (years)	6.08	6.18
Weighted-average fair value of options granted	$1.24	$2.01

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants, 1.00%, for the six months ended June 30, 2013 and 0.97% to 1.66% for the six months ended June 30, 2012.

The expected dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The expected volatility assumptions for 2013 and 2012 are based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.08 years and 6.18 years, respectively.

The expected life of employee stock options represents the weighted average combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised in part at the midpoint of the vesting date (four years) and in part at the full contractual term (ten years).

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance, which fully reserves against potential deferred tax assets.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2013:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2012	1,409	$7.06
Granted	626	1.59
Forfeited	(207)	2.61
Expired	(14)	11.82
Stock options outstanding at June 30, 2013	1,814	$5.65	7.47	$-
Vested or expected to vest at June 30, 2013	1,665	$5.97	7.31	$-
Exercisable at June 30, 2013	874	$9.28	5.65	$-

Unrecognized stock-based compensation related to stock options was approximately $1.4 million as of June 30, 2013. This amount is expected to be expensed over a weighted average period of 2.7 years. There were no options exercised during the six months ended June 30, 2013 or 2012.

The following table summarizes information about our stock options outstanding as of June 30, 2013:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,502	8.40	$2.55	569	$3.30
$10.01 - $20.00	161	2.87	16.16	161	16.15
$20.01 - $30.00	128	3.61	23.61	121	23.71
$30.01 - $41.25	23	0.82	33.32	23	33.32
	1,814	7.47	$5.65	874	$9.28

(4) Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the six months ended June 30, 2013 and 2012, approximately 874,000 and 773,000 common stock equivalent shares associated with our stock option plans and unvested restricted shares, respectively, and approximately 1.1 million and 1.4 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation, as their inclusion would have been antidilutive due to our net loss incurred during the periods presented.

(5) Stockholders’ Equity

The table below sets forth the outstanding warrants to purchase shares of common stock as of June 30, 2013:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,131,539

On June 11, 2013, 220,383 warrants with an exercise price of $20.16 issued in June 2008 expired. There were no warrants exercised during the six months ended June 30, 2013.

(6) Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program. The Agreement was extended in January 2012 and again in January 2013. Under the extensions, Novartis will fund research at GenVec through January 2014 to support the preclinical hearing loss and balance disorders program. When the Agreement was executed in January 2010, we received a $5.0 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The non-refundable upfront license fee was recognized ratably over the original two-year research and collaboration term of the Agreement. Due to the pricing agreement associated with the sale of our common stock, revenue recognized from the non-refundable upfront license fee was $3.7 million by the end of the initial Agreement, as extended, in January 2014. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. No revenue from the upfront license fee was recognized during the three months ended June 30, 2013 or 2012. There was $118,000 and $198,000 of revenue recognized for research performed under the Agreement for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012 we recognized $0 and $78,000, respectively, of the upfront payment and $252,000 and $429,000, respectively, for research performed under the Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million, including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones (including non-rejection of an investigational new drug with respect to a covered product, the first patient visit in Phase I, Phase IIb, and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales milestones. We have recognized $600,000 of milestone payments as a result of the successful completion of preclinical development activities prior to 2012. There were no milestones achieved in 2012 or during the six months ended June 30, 2013.

In August 2010, we signed an agreement with Novartis for the supply of services relating to development materials in connection with the companies' collaboration on the hearing loss and balance disorders program. Under this agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the three months ended June 30, 2013 and 2012 we recognized $0.1 million and $1.0 million, respectively, for services performed under this agreement. During the six months ended June 30, 2013 and 2012 we recognized $0.3 million and $2.2 million, respectively, for services performed under this agreement.

In September 2012, we signed an agreement worth approximately $3.5 million with the U.S. Naval Medical Logistics Command to support malaria vaccine development efforts at the U.S. Naval Medical Research Center (NMRC). Under the terms of the agreement, GenVec was responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC used the clinical material as part of its efforts to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retains the right to commercialize this novel technology. No revenue was recognized under this contract during the three and six months ended June 30, 2013 or 2012. See Note 9, Subsequent Event, for a description of the modification of this agreement.

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

(7) Litigation

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky, and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs seek unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. Briefing on that motion is complete and the parties are awaiting a decision by the Court. The Company cannot predict the outcome of the motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to continue vigorously defending the case.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arises out of the matters alleged to underlie the securities action. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets, and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action does not seek a monetary recovery against the Company, plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motions(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. We are informed that defendants deny the material allegations of the Garnitschnig action and intend to continue vigorously defending the case.

Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.  The Company does not believe that, based on currently available information, the outcome of these proceedings will have a material adverse effect on our financial condition.

(8) Restructuring

On February 7, 2013, the Company eliminated nine positions as part of its efforts to lower operating costs to conserve capital. The Company incurred $175,000 of expenses due to the position eliminations with approximately $85,000 paid in the first quarter of 2013 and the balance paid in the second quarter of 2013.

On June 28, 2013, we announced the termination of 30 of our then-remaining 41 employees. The Company incurred $304,000 of expenses in the second quarter due to the position eliminations, which will result in cash expenditures of that amount in the third quarter.

Additionally we have evaluated our long-lived assets and determined that approximately $229,000 of these assets have been impaired.

Costs associated with the elimination of positions have been recorded as a general and administrative personnel cost. Costs associated with the impairment of long-lived assets have been recorded as a general and administrative loss on long-lived assets.

(9) Subsequent Event

On July 29, 2013, the Company entered into a modification agreement with the U.S. Naval Medical Logistics Command to terminate their existing agreement dated September 29, 2012 related to dengue fever and malaria vaccine development efforts at the NMRC. The termination agreement terminates the existing agreement pursuant to the Navy’s right of termination for convenience effective July 30, 2013, and was the result of a request by the Company in light of the Company’s efforts to reduce its ongoing business operations. The Company has received approximately $1.4 million of the $3.5 million that the Company originally anticipated receiving over a three-year period pursuant to the September 29, 2012 agreement.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	decisions we make with respect to the future and strategic direction of our Company, including with respect to the Plan of Dissolution;

•	the cost, uncertainties and timing involved in connection with the termination of any of our existing business operations;

•	our product candidates being in the early stages of development;

•	our ability to find collaborators and the terms of our agreements that we may enter into with them;

•	uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;

•	the timing and content of future FDA regulatory actions related to us, our product candidates, or our collaborators;

•	our financial condition and the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations and our ability to lower our operating costs; and

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company with differentiated, proprietary technologies that we believe could be used to create superior therapeutics and vaccines. GenVec has been working with leading companies and organizations such as Novartis AG, Merial Limited, and the U.S. Government to support a portfolio of product programs that address the prevention and treatment of a number of significant human and animal health concerns.

On May 24, 2013, the Company’s Board of Directors approved a Plan of Complete Liquidation and Dissolution of the Company (Plan of Dissolution), subject to stockholder approval. The Board of Directors concluded, after extensive and careful consideration of our strategic alternatives and the terms and conditions of the Plan of Dissolution, that the liquidation and dissolution of the Company, pursuant to the Plan of Dissolution, is in the best interests of the Company and our stockholders.

Since announcing the approval of the Plan of Dissolution by the Board of Directors, the Company received several proposals for transactions with the Company, including transactions to purchase all or portions of the Company’s assets or to engage in mergers with private companies that are looking to use the company principally as a means to become publicly traded. As part of the Board of Directors’ efforts to seek to maximize the value for stockholders and to provide stockholders with appropriate information for their consideration, the Board of Directors considered these proposals. Given that it was considering these proposals, the Board of Directors also authorized Cannacord Genuity to solicit additional proposals for the acquisition of our assets, and on June 24, 2013, the Company announced publicly that it had received and was considering proposals. The Board of Directors viewed the ability of the counterparties to complete the proposed transactions, in a timely manner, if at all, as extremely risky, the prospects for preserving value as very uncertain and the likelihood of receiving significant consideration in an asset sale as unlikely. Accordingly, at a meeting on August 7, 2013, the Board of Directors unanimously concluded that proceeding with seeking stockholder approval for the liquidation and dissolution of the Company, and receiving that approval, was in the best interests of the Company and its stockholders.

If the Company's stockholders approve the Plan of Dissolution, our Board of Directors will have the discretion to, at such times as the Board of Directors deems appropriate or advisable, file a certificate of dissolution with the Delaware Secretary of State, complete the liquidation of the Company’s assets, satisfy the Company’s remaining obligations and make distributions to the Company’s stockholders of any available liquidation proceeds. Following stockholder approval of the Plan of Dissolution and the filing of the certificate of dissolution, the Company would seek to delist its common stock from NASDAQ. The Company may, however, abandon the Plan of Dissolution if the Board of Directors determines that, in light of new proposals presented or changes in circumstances, liquidation and dissolution pursuant to the Plan of Dissolution are no longer advisable and in the best interests of the Company and its stockholders.

Taking into account the approval of the Plan of Dissolution by the Board of Directors and the proposals received, and in anticipation of potentially winding down all of our business, we are currently working to terminate or further curtail a significant portion of our operations. In furtherance of these efforts, we announced on June 28, 2013, that we terminated the employment of 30 of our then-remaining 41 employees.

As of the date of this report, and in light of the Plan of Dissolution discussed above, the termination of the substantial number of our employees, and our efforts to terminate or further curtail a significant portion of our operations, much of our development programs are not being supported by us at the levels at which they were previously supported, or at all, and we are actively seeking to terminate ongoing contractual obligations. On July 29, 2013, for example, we entered into a modification with the U.S. Naval Medical Logistics Command to terminate contractual obligations under our agreement related to dengue fever and malaria vaccine development efforts at the U.S. Naval Medical Research Center.

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

Our research and development activities have been focused on identifying product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders has indicated that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

There is no certainty that the Plan of Dissolution will provide our stockholders with meaningful returns, or that we will be able to execute on any of the proposals that we have received. We anticipate that there will be significant costs associated with the winding down of our operations, which will reduce the portion of our cash and investments available for distribution to our stockholders. The interim condensed financial statements are prepared on a going concern basis and do not include adjustments, if any, that would be required if our stockholders approved the Plan of Dissolution.

On June 25, 2013, we received a notice from The NASDAQ Stock Market LLC stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter states that we will be afforded 180 calendar days, or until December 23, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days. NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance.

If we do not regain compliance by December 23, 2013, but meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on the NASDAQ Capital Market (with the exception of the minimum bid price requirement), the Company may be eligible for an additional 180-day compliance period. Unless NASDAQ determines that it does not appear possible for the Company to cure the deficiency, we will be granted the additional 180-day compliance period if we notify NASDAQ of our intent to come into compliance with the minimum bid price requirement. If the Company is not eligible for the additional 180-day compliance period, NASDAQ will provide written notice that our securities will be delisted.  At that time, we may appeal the delisting determination to an independent Hearings Panel authorized by the NASDAQ Board of Directors.

We intend to continue actively monitoring the bid price for our common stock between now and December 23, 2013, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. There is no assurance, however, that the Company will pursue efforts to continue to be listed, that the Company will be eligible for an additional compliance period or that our common stock will not be delisted, particularly given the Board of Directors’ approval of the Plan of Dissolution.

Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part II this Report on Form 10-Q and in Item 1A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of Part II of the Form 10-K for the fiscal year ended December 31, 2012.

FINANCIAL OVERVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Results of Operations

GenVec’s net loss was $3.1 million (or $0.24 per share) on revenues of $0.7 million for the three months ended June 30, 2013. This compares to a net loss of $3.7 million (or $0.28 per share) on revenues of $2.5 million in the same period in the prior year. GenVec’s net loss was $6.2 million (or $0.48 per share) on revenues of $2.0 million for the six months ended June 30, 2013. This compares to a net loss of $6.9 million (or $0.53 per share) on revenues of $5.7 million in the same period in the prior year. Included in our net loss for the first six months of 2013 was stock-based compensation expense of $626,000, as compared to $638,000 for the same period in the prior year. GenVec ended the second quarter of 2013 with $9.3 million in cash, cash equivalents, and investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2013 were $0.7 million and $2.0 million, which represent decreases of 71% and 66%, respectively, as compared to $2.5 million and $5.7 million in the comparable prior year period.

Revenues for the three-month and six-month periods ended June 30, 2013 were derived from the collaboration with Novartis Institutes for Biomedical Research Inc. (Novartis) to discover and develop novel treatments for hearing loss and balance disorders and from the Company’s funded research and development programs with the DHS, NIAID, and NIH, all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against FMD for livestock or vaccines against malaria, HIV, RSV, and HSV.

We entered into a research collaboration and license agreement (the Agreement) with Novartis in January 2010, which accounted for $118,000 and $198,000 of revenue for the three-month periods ended June 30, 2013 and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, we recognized $252,000 and $429,000, respectively under the same agreement.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement, which accounted for $0.1 million and $1.0 million in revenue for the three-month periods ended June 30, 2013 and 2012, respectively. During the six-month periods ended June 30, 2012 and June 30, 2012, we recognized $0.3 million and $2.2 million, respectively, for services performed under this agreement.

In September 2012, we signed an agreement worth approximately $3.5 million with the U.S. Naval Medical Logistics Command to support malaria vaccine development efforts at the U.S. Naval Medical Research Center (NMRC). Under the terms of the agreement, GenVec was responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC used this clinical material as part of its efforts to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retains the right to commercialize this novel technology. No revenue was recognized under this contract during the three and six-month periods ended June 30, 2013 or 2012. On July 29, 2013, we entered into a modification to terminate contractual obligations under the agreement.

The decrease in revenue for the three-month and six-month periods ended June 30, 2013 is primarily due to a decrease of $1.0 million and $2.0 million, respectively associated with our hearing program. The decrease in revenue associated with our hearing program was a result of a reduced work scope as we near completion of our development work under the two Novartis agreements. Additionally, there were reductions in revenue with respect to our FMD program of $0.3 million during the three-months ended June 30, 2013 and a $0.8 million during the six-months ended June 30, 2013 compared to the comparable prior year periods due mainly to the successful completion of field safety studies in 2012.

Revenues recognized under our various funded research projects for the three-month and six-month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Hearing loss and balance disorders	$267	$1,233	$705	$2,730
Animal Health	198	451	563	1,371
HIV	97	249	155	329
Malaria	50	89	144	211
Other	136	518	388	1,063

Total	$748	$2,540	$1,955	$5,704

Expenses

Operating expenses were $3.9 million and $8.1 million for the three-month and six-months ended June 30, 2013, which represent decreases of 38% and 35%, respectively, as compared to $6.2 million and $12.6 million in the comparable prior year periods.

Research and development expenses for the three-month and six-months ended June 30, 2013 decreased 62% and 53%, respectively, from $3.6 million and $7.9 million in 2012 to $1.4 million and $3.7 million in 2013. During both the three and six-months ended June 30, 2013 we experienced lower personnel costs resulting from our position eliminations, reduced manufacturing costs associated with our FMD program, reduced material costs for our hearing program and lower general supply costs, and equipment purchases for our hearing program as compared to the comparable periods in 2012.

General and administrative expense for the three-month and six-months ended June 30, 2013 decreased 5% and 6%, respectively, with expense of approximately $2.6 million and $4.7 million in 2012 as compared to $2.5 million and $4.4 million in 2013. During both the three and six-months ended June 30, 2013 we experienced lower personnel costs resulting from our position eliminations. Partially offsetting the reduced personnel costs are higher professional costs during each period as compared to the comparable prior year periods. Recruiting costs were also lower in the six-months ended June 30, 2013 than in the comparable prior year period, when we conducted a Chief Executive Officer search. In addition, included in general and administrative expense during the three and six-months ended June 30, 2013, are charges of $304,000 and $479,000 of severance costs related to the respective February 7, 2013 and June 28, 2013 position eliminations. Additionally we have evaluated our long-lived assets and determined that approximately $229,000 of these assets have been impaired.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of June 30, 2013 we have an accumulated deficit of $271.9 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of June 30, 2013, cash, cash equivalents, and investments totaled $9.3 million as compared to $15.3 million as of December 31, 2012.

For the six months ended June 30, 2013, we used $5.6 million of cash for operating activities. This consisted of a net loss for the period of $6.2 million, $0.1 million of non-cash depreciation and amortization, $0.6 million of non-cash stock option expenses, $0.2 million of impaired long lived assets, $0.3 million used for the net change in current assets and liabilities; and $0.1 million used for the net change in non-current assets. Net cash used in operating activities was used primarily for our internally funded research and development programs and general and administrative activities.

For the six months ended June 30, 2012, we used $5.2 million of cash for operating activities. This consisted of a net loss for the period of $6.9 million, $0.1 million of non-cash depreciation and amortization, $0.6 million of non-cash stock option expenses, $0.9 million provided by the net change in current assets and liabilities, and $43,000 used for the net change in non-current assets. Net cash used in operating activities was used primarily for the advancement of our internally funded research and development programs and general and administrative activities.

Net cash provided by investing activities during the six months ended June 30, 2013 was $7.3 million. This consisted of $0.4 million of cash used for the purchase of laboratory equipment and $2.0 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturities of investments of $9.6 million.

Net cash provided by investing activities during the six months ended June 30, 2012 was $5.2 million. This consisted of $0.2 million of cash used for the purchase of laboratory equipment and $21.4 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturities of investments of $26.9 million.

There were no financing activities during the six months ended June 30, 2013 or 2012.

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

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. As a result of a number of these offerings, as of July 31, 2013, we have approximately 1.1 million warrants outstanding. Please see Note 5 “Stockholders’ Equity” of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011.  Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock, and will not be exercisable.  In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock.   The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.  The Rights will at no time have any voting rights.  The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement.  There was no Series B Junior Participating Preferred Stock issued or outstanding as of June 30, 2013.

As discussed above, on June 25, 2013 we received a notice from NASDAQ stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing. We intend to continue actively monitoring the bid price for our common stock between now and December 23, 2013, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. There is no assurance, however, that the Company will pursue efforts to continue to be listed, the Company will be eligible for an additional compliance period, or that our common stock will not be delisted, particularly given the Board of Directors’ approval of the Plan of Dissolution, subject to stockholder approval.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities, and whether the Plan of Dissolution is approved by our stockholders. Based on our current business plan, we currently estimate we will use between $6 million and $7 million of cash during the next four quarters, ending June 30, 2014. Our estimate includes approximately $0.9 million in contractual obligations as well as $0 for capital expenditures. Based on this estimate we expect to have sufficient resources to fund our operations through at least the next twelve months.

However, our cash needs may differ significantly, particularly in the event of a liquidation and dissolution of the Company. If the Company’s stockholders approve the Plan of Dissolution, our Board of Directors will have the discretion to, at such times as the Board of Directors deems appropriate or advisable, file a certificate of dissolution with the Delaware Secretary of State, complete the liquidation of the Company’s assets, satisfy the Company’s remaining obligations and make distributions to the Company’s stockholders of any available liquidation proceeds, and seek to delist our common stock from NASDAQ. We anticipate that there would be significant costs associated with the liquidation and dissolution process. In this event, we are also likely to use a significant portion of our cash and investments to satisfy our obligations to our creditors. Satisfying these obligations will reduce the portion of our assets available for distribution to our shareholders.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in Note 7, Commitments, of the Notes to Financial Statements included in Annual Report on Form 10-K for the year ended December 31, 2012.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our significant accounting policies or critical accounting estimates since the end of 2012, however Note 1, General, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q discusses the revenue recognition for fixed-price contracts.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 1 General in the notes to our Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2013, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer, respectively), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary have concluded that, as of June 30, 2013, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky, and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs assert claims, purportedly on behalf of a class of persons who purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs allege generally that defendants made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs allege that these misrepresentations resulted in the Company's common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs seek unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. Briefing on that motion is complete and the parties are awaiting a decision by the Court. The Company cannot predict the outcome of the motion to dismiss, or of the securities litigation should the motion to dismiss be denied. We deny the material allegations of the Shah action and intend to continue vigorously defending the case.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arises out of the matters alleged to underlie the securities action. The plaintiff, who purports to bring the action derivatively on behalf of the Company, alleges that the defendants violated their fiduciary duties, wasted corporate assets, and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff's Complaint alleges that as a result of the defendants' failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action does not seek a monetary recovery against the Company, plaintiff seeks, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys' fees. On or about April 3, 2012, the parties filed a joint motion seeking, among other things, to stay the case until such time as any motions(s) to dismiss the Shah case are decided. On or about April 5, 2012, the Court entered an order granting that motion. We are informed that defendants deny the material allegations of the Garnitschnig action and intend to continue vigorously defending the case.

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

Investing in our securities involves a high degree of risk. You should carefully consider the risk factor set forth below and the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as other information contained in the Annual Report, in this Quarterly Report on Form 10-Q and in the other reports we file with the SEC.

The Board of Directors has approved a Plan of Dissolution, subject to stockholder approval, but there is no certainty as to what our stockholders would receive in a dissolution. Furthermore, there is no certainty as to whether the Plan of Dissolution will be completed, including because it is subject to approval by our stockholders, and because the Board of Directors can amend, modify or abandon the Plan of Dissolution.

The liquidation and dissolution of the Company pursuant to the Plan of Complete Liquidation and Dissolution of the Company (“Plan of Dissolution”) is subject to approval by our stockholders. In addition, our Board of Directors may, in its discretion, modify, amend or abandon the Plan of Dissolution to the full extent permitted by law, either before or after stockholder approval, including if the Board of Directors determines that, in light of new proposals presented or changes in circumstances, liquidation and dissolution pursuant to the Plan of Dissolution are no longer advisable and in the best interests of the Company and our stockholders. If our Board of Directors determines to modify, amend or abandon the Plan of Dissolution, either before or after stockholder approval, it could also delay the payment of any liquidating distributions that our stockholders may otherwise receive pursuant to the Plan of Dissolution. Since announcing the approval of the Plan of Dissolution by the Board of Directors, the Company has received several proposals for transactions with the Company, including transactions to purchase portions of the Company’s assets. As part of its efforts to seek to maximize value for stockholders and to provide stockholders with appropriate information for their consideration, the Board of Directors has and will continue to consider a number of these proposals, as well as new proposals for viable strategic alternatives. While we believe that if we were to pursue one or more of these proposals, we may be able to provide stockholders with greater certainty as to the prospects for returning capital to them, there is no certainty that we can do so. The proposals received and considered by the Company may not lead to definitive agreements with the Company in a timely manner, or at all.

Furthermore, there is no certainty that the Plan of Dissolution will provide our stockholders with meaningful returns, or that we will be able to execute on any of the proposals that we have received. We anticipate that there will be significant costs associated with the winding down of our operations, which will reduce the portion of our cash and investments available for distribution to our stockholders.

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

GENVEC, INC.
(Registrant)

Date: August 13, 2013	By:	/s/ Cynthia Collins
Cynthia Collins
President and Chief Executive Officer

Date: August 13, 2013	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary

