Form 10-Q
period 2013-09-30
GENVEC INC
filed 2013-11-12
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes ☐      No ☒

As of October 31, 2013, the Registrant had 13,678,285 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,970	$4,150
Investments	2,131	11,105
Accounts receivable, net	264	947
Prepaid expenses and other	211	226
Total current assets	7,576	16,428
Property and equipment, net	800	805
Other assets	281	197
Total assets	$8,657	$17,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,076	$1,500
Accrued expenses and other	2,048	2,187
Total current liabilities	3,124	3,687

Commitments (Note 7)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2013 and 2012	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 13,678 and 12,948 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	14	13
Additional paid-in capital	280,426	279,518
Accumulated other comprehensive loss	(14)	(27)
Accumulated deficit	(274,893)	(265,761)
Total stockholders' equity	5,533	13,743
Total liabilities and stockholders’ equity	$8,657	$17,430

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues from strategic alliances and research contracts	$1,582	$2,128	$3,537	$7,832

Operating expenses:
Research and development	1,619	3,380	5,350	11,284
General and administrative	2,926	2,799	7,335	7,475
Total operating expenses	4,545	6,179	12,685	18,759

Operating loss	(2,963)	(4,051)	(9,148)	(10,927)

Other income:
Interest and Other Income, net	2	12	16	31

Net loss	$(2,961)	$(4,039)	$(9,132)	$(10,896)

Basic and diluted net loss per share	$(0.23)	$(0.31)	$(0.71)	$(0.84)

Shares used in computation of basic and diluted net loss per share	12,948	12,938	12,948	12,938

Comprehensive Loss:

Net loss	$(2,961)	$(4,039)	$(9,132)	$(10,896)

Unrealized holding gain/(loss) on securities available for sale	(6)	18	13	(1)

Comprehensive loss	$(2,967)	$(4,021)	$(9,119)	$(10,897)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,132)	$(10,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	181
Non-cash charges for stock-based compensation	909	950
Impairment of long lived assets	229	-
Changes in current assets and liabilities, net	135	1,846
Changes in non-current assets, net	(84)	(64)
Net cash used in operating activities	(7,804)	(7,983)

Cash flows from investing activities:
Purchases of property and equipment	(363)	(266)
Purchases of investment securities	(2,313)	(25,928)
Proceeds from sale and maturities of investment securities	11,300	35,035
Net cash provided by investing activities	8,624	8,841

Cash flows from financing activities	-	-

Increase in cash and cash equivalents	820	858
Beginning balance of cash and cash equivalents	4,150	4,114

Ending balance of cash and cash equivalents	$4,970	$4,972

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2013 and December 31, 2012, the results of its operations for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, and cash flows for the nine-month periods ended September 30, 2013 and September 30, 2012. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a biopharmaceutical company working with leading companies and organizations such as Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and the U.S. Government to leverage GenVec’s proprietary gene-delivery technologies to address the prevention and treatment of significant health concerns. GenVec’s lead program, in the field of regenerative medicine and licensed to Novartis, is for the development of novel treatments for hearing loss and balance disorders. We anticipate that Novartis will initiate a phase 1 clinical trial in 2014.

Key components of our strategy moving forward include:

•	Working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders;
•	Developing a sustainable revenue base by licensing rights to our proprietary vector and cell line technologies to additional companies and organizations;
•	Licensing our pre-clinical vaccine candidates for the prevention of RSV and the treatment of HSV-2 infection; and
•	Minimizing our cash burn by operating our business in a cost-efficient manner.

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

Our research and development activities have been focused on identifying product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders has indicated that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

Recent Events

Our current operating strategy was adopted on September 4, 2013, when we announced that our Board of Directors withdrew a Plan of Complete Liquidation and Dissolution of the Company (the Plan of Dissolution) that had been adopted by the Board of Directors on May 24, 2013, subject to stockholder approval. After announcing the approval of the Plan of Dissolution by the Board of Directors, the Company received several proposals for transactions with the Company, including transactions to purchase all or portions of the Company's assets or to engage in mergers with private companies that were looking to use the Company principally as a means to become publicly traded. As part of the Board of Directors' efforts to seek to maximize the value for stockholders and to provide stockholders with appropriate information for their consideration, the Board of Directors considered these proposals. Given that it was considering these proposals, the Board of Directors also authorized Cannacord Genuity Inc., an investment banking firm, to solicit additional proposals for the acquisition of our assets, and on June 24, 2013, the Company announced publicly that it had received and was considering proposals. The Board of Directors viewed the ability of the counterparties to complete the proposed transactions, in a timely manner, if at all, as extremely risky, the prospects for preserving value as very uncertain and the likelihood of receiving significant consideration in an asset sale as unlikely. The process that the Company went through in evaluating alternative proposals, the business developments during that time, the challenges in monetizing the Company's assets in the near term for values the Board of Directors thought would be fair, and the time that the process took, led the Board of Directors to conclude on September 4, 2013 that it was in the best interests of the Company's stockholders to withdraw the Plan of Dissolution and pursue the Company's current operating strategy.

In going through the process of considering the Plan of Dissolution and alternative transactions, we worked to terminate or further curtail a number of our contractual obligations and a significant portion of our operations. We also ceased to support some programs at the levels at which they were previously supported, or at all. On July 29, 2013, for example, we entered into a modification with the U.S. Naval Medical Logistics Command to terminate contractual obligations under our agreement related to dengue fever and malaria vaccine development efforts at the U.S. Naval Medical Research Center. In furtherance of these efforts, we announced on June 28, 2013, that we had terminated the employment of 30 of our then remaining 41 employees, and as of the date of this Quarterly Report on Form 10-Q we have 9 employees.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the success of our collaboration with Novartis and our success in entering into other licensing or collaboration transactions. Based on our current business operations, we estimate we have sufficient resources to fund our operations through at least the end of 2014.

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

Our collaborative research and development agreements provide for upfront license fees, research payments, and/or substantive milestone payments. Upfront non-refundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement. Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

Research and development revenue from cost-reimbursement and cost-plus fixed-fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, cost, and billing factors, such as indirect rate estimates, are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels. Payments received in advance of work performed are recorded as deferred revenue.

Research and development revenue from fixed-price best efforts arrangements is recognized as earned based on the performance requirements of the contract. Revenue under these arrangements is recognized when delivery to and acceptance by the customer has been received. During the period of performance, recoverable contract costs are accumulated on the balance sheet in other current assets, but no revenue or profit is recorded prior to customer acceptance of the contractually stated deliverables. Recoverable contract costs that are accumulated on the balance sheet include all direct costs associated with the arrangement and an allocation of indirect costs. Payments received in advance of customer acceptance are recorded as deferred revenue. Once customer acceptance has been received, revenue and recoverable contract costs are recognized. Over the course of the arrangement, we routinely evaluate whether revenue and profitability should be recognized in the current period. Any known or probable losses on projects are charged to operations in the period in which such losses are determined.

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

There were no other new pronouncements effective as of September 30, 2013 that had a material effect on our financial position, results of operations, or cash flows. Additionally, other new pronouncements issued but not effective until after September 30, 2013 are not expected to have a material effect on our financial position, results of operations, or cash flows.

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

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820) which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

⋅	Level 1 – Quoted prices in active markets for identical assets or liabilities;

⋅
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and other inputs that are observable (e.g., interest rates, yield curves, volatilities and default rates, among others) or that can be corroborated by observable market data; and

⋅
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet as of September 30, 2013:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$4,970	$4,970	$-
Corporate notes and bonds	654	-	654
U.S. Government and agency securities	1,419	-	1,419
Equity security	58	58	-
Total assets at fair value	$7,101	$5,028	$2,073

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

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 marketable securities consist of corporate and U.S. agency bonds with maturities of less than 12 months.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include: (i) the financial condition and business plans of the investee, including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2013 or 2012.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $13,000 and a net unrealized loss of $1,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Research and development	$83	$208	$503	$636
General and administrative	200	104	406	314
	$283	$312	$909	$950

We use the Black-Scholes pricing model to value stock options. The estimated fair value of employee stock options granted during the nine months ended September 30, 2013 and 2012 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2013	September 30, 2012

Risk-free interest rate	1.05%	1.04%
Expected dividend yield	0.00%	0.00%
Expected volatility	98.09%	97.97%
Expected life (years)	6.20	6.34
Weighted-average fair value of options granted	$1.22	$2.00

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants, 1.00% to 2.63%, for the nine months ended September 30, 2013 and 0.81% to 1.58% for the nine months ended September 30, 2012.

The expected dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The expected volatility assumptions for 2013 and 2012 are based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.20 years and 6.34 years, respectively.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2013:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2012	1,409	$7.06
Granted	646	1.57
Forfeited	(549)	2.29
Expired	(183)	13.27
Stock options outstanding at September 30, 2013	1,323	$5.50	7.72	$9
Vested or expected to vest at September 30, 2013	1,258	$5.68	7.65	$9
Exercisable at September 30, 2013	908	$6.97	7.19	$-

Unrecognized stock-based compensation related to stock options was approximately $0.7 million as of September 30, 2013. This amount is expected to be expensed over a weighted average period of 2.35 years. There were no options exercised during the nine months ended September 30, 2013 or 2012.

The following table summarizes information about our stock options outstanding as of September 30, 2013:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,100	8.50	$2.55	689	$2.84
$10.01 - $20.00	124	3.41	15.82	124	15.82
$20.01 - $30.00	83	5.19	23.58	79	23.66
$30.01 - $41.25	16	0.84	33.68	16	33.68
	1,323	7.72	$5.50	908	$6.97

Restricted Stock Awards

On September 3, 2013, the Company issued 730,000 restricted stock awards. The awards have a two-year vesting period and the fair value of the stock on the grant date was $0.266 per share. The following table summarizes the status of the Company’s non-vested restricted stock as of September 30, 2013:

		Weighted
		Average
	Number	Grant Date	Aggregate
(in thousands, except per share data)	of Units	Fair Value	Value

Non-vested restricted stock at December 31, 2012	-	$-
Granted	730	0.27
Exercised	-	-
Cancelled	-	-

Non-vested restricted stock at September 30, 2013	730	$0.27	$194

Expected to vest at September 30, 2013	563	$0.27	$150

Restricted stock awards granted are scheduled to vest two years after the date of grant. The cost of  each award is charged to operations over the vesting period. On September 30, 2013, the weighted average remaining term of non-vested restricted stock was 1.9 years.

Forfeitures are estimated based on our historical forfeiture rates and standard probabilities of employee turnover based on the demographics of current option holders.

Unrecognized stock-based compensation related to restricted stock awards was approximately $188,000 as of September 30, 2013. This amount is expected to be expensed over a period of 1.9 years.

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2013 and 2012, approximately 1.9 million and 1.6 million common stock equivalent shares associated with our stock option plans and unvested restricted shares, respectively, and approximately 1.3 million and 1.4 million common stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation, as their inclusion would have been antidilutive due to our net loss incurred during the periods presented.

(5)	Stockholders’ Equity

The table below sets forth the outstanding warrants to purchase shares of common stock as of September 30, 2013:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.5	2/1/2015	Exercisable
	1,131,539

On June 11, 2013, 220,383 warrants with an exercise price of $20.16 issued in June 2008 expired. There were no warrants exercised during the nine months ended September 30, 2013.

(6)	Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program. The Agreement was extended in January 2012 and again in January 2013. Under the extensions, Novartis will fund research at GenVec through January 2014 to support the preclinical hearing loss and balance disorders program. When the Agreement was executed in January 2010, we received a $5.0 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The non-refundable upfront license fee was recognized ratably over the original two-year research and collaboration term of the Agreement. Due to the pricing agreement associated with the sale of our common stock, revenue recognized from the non-refundable upfront license fee was $3.7 million by the end of the initial Agreement, as extended, in January 2014. In addition, we will receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. No revenue from the upfront license fee was recognized during the three months ended September 30, 2013 or 2012.  There was $47,000 and $152,000 of revenue recognized for research performed under the Agreement for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012 we recognized $0 and $78,000, respectively, of the upfront payment and $299,000 and $581,000, respectively, for research performed under the Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million, including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones (including non-rejection of an investigational new drug with respect to a covered product, the first patient visit in Phase I, Phase IIb, and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales milestones. We have recognized $600,000 of milestone payments as a result of the successful completion of preclinical development activities prior to 2012. There were no milestones achieved in 2012 or during the nine months ended September 30, 2013.

In August 2010, we signed an agreement with Novartis for the supply of services relating to development materials in connection with the companies’ collaboration on the hearing loss and balance disorders program. Under this agreement, GenVec could receive approximately $13.0 million over four years to manufacture clinical trial material for up to two lead candidates. During the three months ended September 30, 2013 and 2012 we recognized $35,000 and $0.9 million, respectively, for services performed under this agreement. During the nine months ended September 30, 2013 and 2012 we recognized $0.4 million and $3.0 million, respectively, for services performed under this agreement.

In September 2012, we signed an agreement worth approximately $3.5 million with the U.S. Naval Medical Logistics Command to support dengue fever and malaria vaccine development efforts at the U.S. Naval Medical Research Center (NMRC). Under the terms of the agreement, GenVec was responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC used the clinical material as part of its efforts to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retained the right to commercialize this novel technology. There was $1.4 million of revenue recognized under this contract during the three and nine-months ended September 30, 2013. On July 29, 2013, the Company entered into a termination agreement with the U.S. Naval Medical Logistics Command to terminate the September 2012 agreement. That agreement was terminated pursuant to the Navy’s right of termination for convenience effective July 30, 2013 and was the result of a request by the Company, in light of the Company’s efforts to reduce its ongoing business operations. The Company received approximately $1.4 million of the $3.5 million that the Company originally anticipated receiving over a three-year period pursuant to the September 2012 agreement.

In April 2013, the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) announced that it would stop administering injections in its HVTN 505 clinical trial of an investigational HIV vaccine regimen because an independent data and safety monitoring board found during a scheduled interim review that the vaccine regimen did not prevent HIV infection nor reduce viral load (the amount of HIV in the blood) among vaccine recipients who later became infected with HIV. The HVTN 505 trial was designed to test the safety and efficacy of a two-part HIV vaccine regimen consisting of one vaccine designed to prime the immune system followed by another vaccine designed to boost the immune response. GenVec manufactured the adenovirus vector component utilized as the boost vaccine for this trial.

(7)	Litigation

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky, and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs asserted claims, purportedly on behalf of a class of persons who had purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants had violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs alleged generally that defendants had made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs alleged that these misrepresentations resulted in the Company’s common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs sought unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted.  On September 20, 2013, the Court granted this motion and dismissed the case in its entirety and with prejudice. Lead Plaintiffs did not file an appeal.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arose out of the matters alleged to underlie the securities action. The plaintiff, who purported to bring the action derivatively on behalf of the Company, alleged that the defendants violated their fiduciary duties, wasted corporate assets, and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff’s Complaint alleged that as a result of the defendants’ failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action did not seek a monetary recovery against the Company, plaintiff sought, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys’ fees. Pursuant to the Court’s order dated April 5, 2013, the Garnitschnig case was stayed pending a decision on the motions to dismiss filed in the Shah action. On October 2, 2013, the parties entered into a stipulation confirming that the stay of the Garnitschnig action was lifted and providing that, if the plaintiff elected to continue with the action, he would file an Amended Complaint on or before November 26, 2013.

On November 1, 2013, the plaintiff in the Garnitschnig action filed an Amended Verified Shareholder Derivative and Class Action Complaint (the “Amended Complaint”) that supersedes the previous Complaint and now asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and alleged violations of the duty of candor.The plaintiff, who purports to bring the Amended Complaint both derivatively and as a shareholder class action, alleges that certain current and former members of the Board of Directors exceeded their authority under the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) by exceeding certain limits applicable to both stock options and restricted stock. The Amended Complaint further alleges that Company’s Proxy Statement is materially false and misleading for failing to disclose the alleged violations of the 2011 Plan.The Complaint seeks both monetary relief and an injunction prohibiting the scheduled annual stockholders’ meeting of the Company until after corrective disclosures are provided to stockholders.The plaintiff in the Garnitschnig action also filed a motion for preliminary injunction at the same time that the Amended Complaint was filed. No hearing has been scheduled on this motion and Defendants have not yet filed any response.The Company intends to vigorously defend this action.
We also are informed that defendants deny the material allegations of the Garnitschnig action and intend to continue vigorously defending the case.

Given the inherent uncertainties of the litigation, the ultimate outcome of the Garnitschnig matter cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. The Company does not believe that, based on currently available information, the outcome of this proceeding will have a material adverse effect on our financial condition.

(8)	Restructuring

On February 7, 2013, we eliminated nine positions as part of our efforts to lower operating costs to conserve capital. The Company incurred $175,000 of expenses due to the position eliminations with approximately $85,000 paid in the first quarter of 2013 and $90,000 in the second quarter of 2013.

On June 28, 2013, we announced the termination of 30 of our then-remaining 41 employees.  The Company incurred $304,000 of expenses in the second quarter due to the position eliminations, which resulted in cash expenditures of that amount in the third quarter.

On September 3, 2013, we announced that Cynthia Collins, our then President and Chief Executive Officer, had departed the Company and resigned as a member of its Board of Directors. Douglas J. Swirsky, who had served as GenVec’s Senior Vice President and Chief Financial Officer since 2006, has been named as the Company’s President and Chief Executive Officer and has been appointed to the Company’s Board of Directors. The Company incurred $1.0 million of expense in the third quarter due to the departure of Ms. Collins that will be paid out over 18 months, in accordance with her employment agreement.

Additionally we have evaluated certain of our long-lived assets and determined that approximately $229,000 of these assets have been impaired during the second quarter of 2013.

Costs associated with the elimination of positions have been recorded as a general and administrative personnel cost. Costs associated with the impairment of long-lived assets have been recorded as a general and administrative loss on long-lived assets.

GENVEC, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	decisions we make with respect to the future and strategic direction of our Company;

•	the uncertainties regarding our long-term stability and plans raised by our adoption and then abandonment of a Plan of Complete Liquidation and Dissolution of the Company;

•	our product candidates being in the early stages of development;

•	our ability to find collaborators and the terms of our agreements that we may enter into with them;

•	our reliance on collaborators;

•	uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;

•	the timing and content of future FDA regulatory actions related to us, our product candidates, or our collaborators;

•	our financial condition and the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations and our ability to lower our operating costs; and

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

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

OVERVIEW

GenVec, Inc. (GenVec, we, our or the Company) is a biopharmaceutical company working with leading companies and organizations such as Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and the U.S. Government to leverage GenVec’s proprietary gene-delivery technologies to address the prevention and treatment of significant health concerns. GenVec’s lead program, in the field of regenerative medicine and licensed to Novartis, is for the development of novel treatments for hearing loss and balance disorders. We anticipate that Novartis will initiate a phase 1 clinical trial in 2014.

Key components of our strategy moving forward include:

•	Working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders;
•	Developing a sustainable revenue base by licensing rights to our proprietary vector and cell line technologies to additional companies and organizations;
•	Licensing our pre-clinical vaccine candidates for the prevention of RSV and the treatment of HSV-2 infection; and
•	Minimizing our cash burn by operating our business in a cost-efficient manner.

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

Our research and development activities have been focused on identifying product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders has indicated that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

Recent Events

Our current operating strategy was adopted on September 4, 2013, when we announced that our Board of Directors withdrew a Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Dissolution”) that had been adopted by the Board of Directors on May 24, 2013, subject to stockholder approval. After announcing the approval of the Plan of Dissolution by the Board of Directors, the Company received several proposals for transactions with the Company, including transactions to purchase all or portions of the Company’s assets or to engage in mergers with private companies that were looking to use the Company principally as a means to become publicly traded. As part of the Board of Directors’ efforts to seek to maximize the value for stockholders and to provide stockholders with appropriate information for their consideration, the Board of Directors considered these proposals. Given that it was considering these proposals, the Board of Directors also authorized Cannacord Genuity Inc., an investment banking firm, to solicit additional proposals for the acquisition of our assets, and on June 24, 2013, the Company announced publicly that it had received and was considering proposals. The Board of Directors viewed the ability of the counterparties to complete the proposed transactions, in a timely manner, if at all, as extremely risky, the prospects for preserving value as very uncertain and the likelihood of receiving significant consideration in an asset sale as unlikely. The process that the Company went through in evaluating alternative proposals, the business developments during that time, the challenges in monetizing the Company’s assets in the near term for values the Board of Directors thought would be fair, and the time that the process took, led the Board of Directors to conclude on September 4, 2013 that it was in the best interests of the Company’s stockholders to withdraw the Plan of Dissolution and pursue the Company’s current operating strategy.

In going through the process of considering the Plan of Dissolution and alternative transactions, we worked to terminate or further curtail a number of our contractual obligations and a significant portion of our operations. We also ceased to support some programs at the levels at which they were previously supported, or at all. On July 29, 2013, for example, we entered into a modification with the U.S. Naval Medical Logistics Command to terminate contractual obligations under our agreement related to dengue fever and malaria vaccine development efforts at the U.S. Naval Medical Research Center. In furtherance of these efforts, we announced on June 28, 2013 that we had terminated the employment of 30 of our then remaining 41 employees, and as of the date of this Quarterly Report on Form 10-Q we have 9 employees.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the success of our collaboration with Novartis and our success in entering into other licensing or collaboration transactions. Based on our current business operations, we estimate we have sufficient resources to fund our operations through at least the end of 2014.

Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part II this Quarterly Report on Form 10-Q and in Item 1A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of Part II of the Form 10-K for the fiscal year ended December 31, 2012.

FINANCIAL OVERVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Results of Operations

GenVec’s net loss was $3.0 million (or $0.23 per share) on revenues of $1.6 million for the three months ended September 30, 2013. This compares to a net loss of $4.0 million (or $0.31 per share) on revenues of $2.1 million in the same period in the prior year. GenVec’s net loss was $9.1 million (or $0.71 per share) on revenues of $3.5 million for the nine months ended September 30, 2013. This compares to a net loss of $10.9 million (or $0.84 per share) on revenues of $7.8 million in the same period in the prior year.  Included in our net loss for the first nine months of 2013 was stock-based compensation expense of $909,000, as compared to $950,000 for the same period in the prior year. GenVec ended the third quarter of 2013 with $7.1 million in cash, cash equivalents, and investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2013 were $1.6 million and $3.5 million, which represent decreases of 26% and 55%, respectively, as compared to $2.1 million and $7.8 million in the comparable prior year periods.

Revenues for the three-month and nine-month periods ended September 30, 2013 were derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from the Company’s funded research and development programs with the Department of Homeland Security and National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria, HIV, respiratory syncytial virus (RSV), and herpes simplex virus (HSV).

We entered into a research collaboration and license agreement (the Agreement) with Novartis in January 2010, which accounted for $47,000 and $152,000 of revenue for the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, we recognized $299,000 and $581,000, respectively under the same agreement.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement, which accounted for $35,000 and $0.9 million in revenue for the three-month periods ended September 30, 2013 and 2012, respectively. During the nine-month periods ended September 30, 2013 and September 30, 2012, we recognized $0.4 million and $3.0 million, respectively, for services performed under this agreement.

In September 2012, we signed an agreement worth approximately $3.5 million with the U.S. Naval Medical Logistics Command to support dengue fever and malaria vaccine development efforts at the U.S. Naval Medical Research Center (NMRC). Under the terms of the agreement, GenVec was responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC used this clinical material as part of its efforts to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retained the right to commercialize this novel technology. There was $1.4 million of revenue recognized under this contract during the three-month and nine-month periods ended September 30, 2013 and no revenue recognized under this contract during the three-month and nine-month periods ended September 30, 2012. On July 29, 2013, we entered into a modification to terminate contractual obligations under the agreement. Additionally, during both the three-month and nine-month periods ended September 30, 2013, the Company experienced reduced revenue associated with its malaria grant programs as compared to the comparable periods in 2012.

The decrease in revenue for the three-month and nine-month periods ended September 30, 2013 is primarily attributable to decreases of $0.9 million and $3.0 million, respectively associated with our hearing program. The decrease in revenue associated with our hearing program was a result of a reduced work scope as we near completion of our development work under the two Novartis agreements. Additionally, there were reductions in revenue with respect to our FMD program of $0.4 million during the three months ended September 30, 2013 and $1.2 million during the nine months ended September 30, 2013 compared to the comparable prior year periods due mainly to the successful completion of field safety studies in 2012. These revenue decreases were partially offset by a $1.3 million increase in revenue associated with our dengue fever and malaria program with the NMRC in both the three-month and nine-month periods ending September 30, 2013 as compared to the comparable prior year periods. On July 29, 2013, we entered into a modification to terminate contractual obligations under the NMRC agreement.

Revenues recognized under our various funded research projects for the three-month and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Hearing loss and balance disorders	$85	$1,018	$790	$3,748
Animal Health	58	495	621	1,866
HIV	4	81	159	410
Malaria	1,423	97	1,567	308
Other	12	437	400	1,500

Total	$1,582	$2,128	$3,537	$7,832

Expenses

Operating expenses were $4.5 million and $12.7 million for the three months and nine months ended September 30, 2013, which represent decreases of 26% and 32%, respectively, as compared to $6.2 million and $18.8 million in the comparable prior year periods.

Research and development expenses for the three months and nine months ended September 30, 2013 decreased 52% and 53%, respectively, from $3.4 million and $11.3 million in 2012 to $1.6 million and $5.4 million in 2013.  During both the three and nine months ended September 30, 2013 we experienced lower personnel costs resulting from our position eliminations, reduced manufacturing costs associated with our FMD program, reduced material costs for our hearing program and lower general supply costs, and equipment purchases for our hearing program as compared to the comparable periods in 2012.

General and administrative expense for the three months and nine months ended September 30, 2013 increased 5% and decreased 2%, respectively, with expense of approximately $2.8 million and $7.5 million in 2012 as compared to $2.9 million and $7.3 million in 2013. During the three months ended September 30, 2013 we experienced higher personnel costs resulting from our position eliminations as compared to the comparable period in 2012. During the nine months ended September 30, 2012, we experienced higher personnel costs and higher recruiting costs resulting from our 2012 Chief Executive Officer search. Partially offsetting these reduced costs in 2013 are higher professional costs, including expenses incurred in connection with our consideration of the Plan of Dissolution and related transactions, and the impairment of certain of our long-lived assets.  Included in general and administrative expense during the three and nine months ended September 30, 2013, are charges of $1.0 million and $1.5 million of severance costs related to the respective February 7, 2013 and June 28, 2013 position eliminations, and the departure of our then Chief Executive Officer on September 3, 2013. Additionally we have evaluated certain of our long-lived assets and determined that approximately $229,000 of these assets have been impaired during the nine months ended September 30, 2013.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of September 30, 2013 we have an accumulated deficit of $274.9 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2013, cash, cash equivalents, and investments totaled $7.1 million as compared to $15.3 million as of December 31, 2012.

For the nine months ended September 30, 2013, we used $7.8 million of cash for operating activities. This consisted of a net loss for the period of $9.1 million, $0.1 million of non-cash depreciation and amortization, $0.9 million of non-cash stock option expenses, $0.2 million of impaired long-lived assets, $0.1 million provided by the net change in current assets and liabilities; and $0.1 million used for the net change in non-current assets. Net cash used in operating activities was used primarily for our internally funded research and development programs and general and administrative activities.

For the nine months ended September 30, 2012, we used $8.0 million of cash for operating activities. This consisted of a net loss for the period of $10.9 million, $0.2 million of non-cash depreciation and amortization, $1.0 million of non-cash stock option expenses, $1.8 million provided by the net change in current assets and liabilities; and $0.1 million used for the net change in non-current assets. Net cash used in operating activities was used primarily for the advancement of our internally funded research and development programs and general and administrative activities.

Net cash provided by investing activities during the nine months ended September 30, 2013 was $8.6 million. This consisted of $0.4 million of cash used for the purchase of laboratory equipment and $2.3 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturities of investments of $11.3 million.

Net cash provided by investing activities during the nine months ended September 30, 2012 was $8.8 million. This consisted of $0.3 million of cash used for the purchase of laboratory equipment and $25.9 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturities of investments of $35.0 million.

There were no financing activities during the nine months ended September 30, 2013 or 2012.

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

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. As a result of a number of these offerings, as of October 31, 2013, we have approximately 1.1 million warrants outstanding. Please see Note 5 “Stockholders’ Equity” of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right (Right) for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011.  Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock, and will not be exercisable.  In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock.  The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.  The Rights will at no time have any voting rights.  The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement.  There was no Series B Junior Participating Preferred Stock issued or outstanding as of September 30, 2013.

On June 25, 2013, we received a notice from The NASDAQ Stock Market LLC (NASDAQ) stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until December 23, 2013, to regain compliance with the minimum bid price requirement. On October 7, 2013, we received a letter from NASDAQ stating that the Company had regained compliance with the minimum bid price requirement because the closing bid price of our common stock had met or exceeded $1.00 per share for at least ten consecutive business days. The letter further stated that the matter relating to the Company’s non-compliance with the minimum bid price requirement had been closed with NASDAQ.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, licensing and commercialization activities. Based on our current business plan, we estimate we will use between $5 million and $6 million of cash during the next four quarters, ending September 30, 2014. Our estimate includes approximately $0.9 million in contractual obligations and limited capital expenditures. Based on this estimate we expect to have sufficient resources to fund our operations through at least the end of 2014.

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

As of September 30, 2013, under the supervision and with the participation of our President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary (our principal executive officer and principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary has concluded that, as of September 30, 2013, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky, and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs asserted claims, purportedly on behalf of a class of persons who had purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants had violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs alleged generally that defendants had made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs alleged that these misrepresentations resulted in the Company’s common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs sought unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. On September 20, 2013, the Court granted this motion and dismissed the case in its entirety and with prejudice. Lead Plaintiffs did not file an appeal.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arose out of the matters alleged to underlie the securities action. The plaintiff, who purported to bring the action derivatively on behalf of the Company, alleged that the defendants violated their fiduciary duties, wasted corporate assets, and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff’s Complaint alleged that as a result of the defendants’ failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action did not seek a monetary recovery against the Company, plaintiff sought, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys’ fees. Pursuant to the Court’s order dated April 5, 2013, the Garnitschnig case was stayed pending a decision on the motions to dismiss filed in the Shah action. On October 2, 2013, the parties entered into a stipulation confirming that the stay of the Garnitschnig action was lifted and providing that, if the plaintiff elected to continue with the action, he would file an Amended Complaint on or before November 26, 2013.

On November 1, 2013, the plaintiff in the Garnitschnig action filed an Amended Verified Shareholder Derivative and Class Action Complaint (the “Amended Complaint”) that supersedes the previous Complaint and now asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and alleged violations of the duty of candor. The plaintiff, who purports to bring the Amended Complaint both derivatively and as a shareholder class action, alleges that certain current and former members of the Board of Directors exceeded their authority under the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) by exceeding certain limits applicable to both stock options and restricted stock. The Amended Complaint further alleges that Company’s Proxy Statement is materially false and misleading for failing to disclose the alleged violations of the 2011 Plan. The Complaint seeks both monetary relief and an injunction prohibiting the scheduled annual stockholders’ meeting of the Company until after corrective disclosures are provided to stockholders. The plaintiff in the Garnitschnig action also filed a motion for preliminary injunction at the same time that the Amended Complaint was filed. No hearing has been scheduled on this motion and Defendants have not yet filed any response. The Company intends to vigorously defend this action.

We also are informed that defendants deny the material allegations of the Garnitschnig action and intend to continue vigorously defending the case.

Given the inherent uncertainties of the litigation, the ultimate outcome of the Garnitschnig matter cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. The Company does not believe that, based on currently available information, the outcome of this proceeding will have a material adverse effect on our financial condition.

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

The Board of Directors has withdrawn our previously adopted Plan of Dissolution, and adopted a new operating strategy, and we do not know if it will be successful.

Our Board of Directors has determined to withdraw a previously approved Plan of Complete Liquidation and Dissolution of the Company (the Plan of Dissolution) and has approved an operating strategy focused on working with leading companies and organizations such as Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and the U.S. Government to leverage our proprietary gene-delivery technologies to address the prevention and treatment of significant health concerns. This strategy includes working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders, developing a sustainable revenue base by licensing rights to our proprietary vector and cell line technologies to additional companies and organizations, licensing our pre-clinical vaccine candidates for the prevention of RSV and the treatment of HSV-2 infection, and minimizing our cash burn by operating our business in a cost-efficient manner. This operating strategy may not be successful, and is largely dependent on the success of our collaboration agreement with Novartis, of which there can be no assurance. Furthermore, our ability to execute on our operating strategy may also be affected by our having approved and then withdrawn the Plan of Dissolution. For example, potential licensees or other collaborators may be reluctant to enter into arrangements with us on terms that are acceptable to us, or at all, because of any concerns regarding our long-term stability and plans raised by our adoption and then abandonment of the Plan of Dissolution. Accordingly, we may not be able to successfully execute our operating strategy.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amendment, dated July 29, 2013, of Agreement with the U.S. Naval Medical Logistics Command regarding malaria vaccine development for the U.S. Naval Medical Research Center, dated September 29, 2012. +

10.2	Amendment to the GenVec, Inc. 2011 Omnibus Incentive Plan.

10.3	GenVec, Inc. 2011 Omnibus Incentive Plan.

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GENVEC, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President and Chief Executive Officer, Chief
Financial Officer, Treasurer, and Corporate Secretary

