Form 10-K
period 2013-12-31
GENVEC INC
filed 2014-03-28
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

COMMISSION FILE NUMBER: 0-24469

GENVEC, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	23-2705690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

910 CLOPPER ROAD, SUITE 220N, GAITHERSBURG, MD	20878
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 240-632-0740

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 Per Share	The NASDAQ Stock Market

Securities registered pursuant to section (12g) of the Act: Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. ☐ Yes ☒ No

As of June 28, 2013 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of such stock as reported by the NASDAQ Global Market on such date, was $4,769,045. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 28, 2013 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of March 24, 2014 there were 17,269,962 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	decisions we make with respect to the future and strategic direction of our Company;
•	the uncertainties regarding our long-term stability and plans raised by our adoption and then abandonment of a Plan of Complete Liquidation and Dissolution of the Company;
•	our product candidates being in the early stages of development;
•	our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;
•	our reliance on collaborators;
•	the timing, amount, and availability of revenues from our government-funded vaccine programs;
•	uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;
•	the timing and content of future Food and Drug Administration (FDA) regulatory actions related to us, our product candidates, or our collaborators;
•	our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations, and our ability to lower our operating costs; and
•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

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

ii

ITEM 1. BUSINESS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited, and the U.S. Government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have a program to develop a vaccine for malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

On September 3, 2013, our former President and Chief Executive Officer, Cynthia Collins, departed the Company and resigned from the Company’s Board of Directors. Douglas J. Swirsky was appointed as the President and Chief Executive Officer of the Company and also was appointed to our Board of Directors.

Our current operating strategy was adopted in September 2013, when we announced that our Board of Directors withdrew a Plan of Complete Liquidation and Dissolution of the Company (the Plan of Dissolution) that had been adopted by the Board of Directors on May 24, 2013, subject to stockholder approval. After announcing the approval of the Plan of Dissolution by the Board of Directors, we received several proposals for transactions with us, including transactions to purchase all or portions of our assets or to engage in mergers with private companies that were looking to use us principally as a means to become publicly traded. As part of the Board of Directors' efforts to seek to maximize the value for our stockholders and to provide stockholders with appropriate information for their consideration, the Board of Directors considered these proposals. The process that we went through in evaluating alternative proposals, the business developments during that time, the challenges in monetizing our assets in the near term for values the Board of Directors thought would be fair, and the time that the process took, led the Board of Directors to conclude that it was in the best interests of our stockholders to withdraw the Plan of Dissolution and pursue our current operating strategy. This operating strategy is focused on advancing the Company’s technology through partnerships. Consistent with this strategy, GenVec is no longer investing its own resources in the development of its RSV and HSV vaccine candidates as it pursues collaborators for these programs.

In going through the process of considering the Plan of Dissolution and alternative transactions, we worked to terminate or further curtail a number of our contractual obligations and a significant portion of our operations. We also ceased to support some programs at the levels at which they were previously supported, or at all. On July 29, 2013, for example, we entered into a modification with the U.S. Naval Medical Logistics Command to terminate contractual obligations under our agreement related to malaria vaccine development efforts with the U.S. Naval Medical Research Center (NMRC).

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

OUR STRATEGY

Our primary objective is to leverage our proprietary technology through partnerships to develop and commercialize products that address significant unmet medical needs. We plan to achieve this objective through the following strategies:

Working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders.  We believe that a significant commercial opportunity exists for hearing loss and balance disorders. We are committed to realizing the value of this program by facilitating Novartis’ development program.

Entering into new collaborations for the development of product candidates utilizing our technology.  We are engaged in seeking strategic collaborations and partnerships to further develop and potentially commercialize therapeutic and vaccine product candidates that utilize our technology. We continue to seek corporate partnerships in the following programs and areas:

•	Vaccine against RSV, which is the most common viral cause of lower respiratory infections in infants and young children.
•	Vaccine against HSV, which is the virus responsible for most cases of genital herpes.
•	Other therapeutic and prophylactic applications of our human and non-human adenoviral – based technology and cell lines.

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

HEARING AND BALANCE PROGRAM

Overview.  In collaboration with Novartis, our hearing and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Within the first half of 2014, we expect that Novartis will initiate a Phase 1 clinical trial to assess the safety and efficacy of CGF166, the first product candidate emerging from the collaboration, in patients with severe hearing loss.

Background.  Sensorineural hearing loss and vestibular dysfunction may result from destruction of inner ear sensory hair cells or auditory nerves. Humans are born with approximately 30,000 sensory hair cells, which are located in the cochlea, vestibular canals, utricle and saccule of the ear. Sensory hair cells, located in cochlea are critical for auditory function, while those located in the vestibular canals and the utricle and saccule provide the basis for vestibular function.

Sensory hair cells can be damaged or destroyed by pharmacological agents, infections, loud noises, or simply aging. Because these cells do not regenerate, any damage to or destruction of them is permanent.

Patients whose sensory hair cells have been damaged or destroyed may experience hearing loss. Hearing loss is currently treated with a hearing aid or, if a patient’s hearing has been severely impaired, a cochlear implant. Only approximately 25% of patients with hearing loss have been treated by receiving hearing aids, and according to the January 2014 edition of Hearing Review, they are generally not satisfied with the results of such treatment in noisy situations. Approximately 188,000 patients worldwide have received cochlear implants. Although cochlear implants improve hearing, they require invasive surgery, do not discriminate pitch, and require ongoing maintenance and patient training.

Patients whose sensory hair cells have been damaged or destroyed may also experience more severe vestibular dysfunction, which may result in debilitating vertigo and nausea. There is no therapy other than rehabilitation to acquire environmental signals to compensate for vestibular dysfunction. Because there are no therapeutic options available to regenerate sensory hair cells to restore auditory or balance function, we believe this represents a significant medical need.

GenVec’s Solution.  During embryonic development, an atonal gene (Atoh1) induces the generation of sensory cells in the inner ear required for hearing and balance. In multiple animal models, we have demonstrated formation of new inner ear sensory hair cells and the restoration of hearing and balance function using our technology to deliver the Atoh1 gene to the inner ear.

The lead product emerging from GenVec’s hearing program is an advanced adenoviral vector engineered to deliver the human atonal gene under the control of a tissue specific promoter. Novartis has designated this product candidate, CGF166.

On December 4, 2013, the National Institutes of Health’s Recombinant DNA Advisory Committee (RAC) unanimously approved the protocol for initiation of a Phase 1/2 study of CGF166. The protocol, “A Three-part, Multicenter, Open Label, Single Dose Study to Assess the Safety, Tolerability, and Efficacy of Intralabyrinthine (IL) CGF166 in Patients with Severe Hearing Loss,” was the subject of an in-depth review and public discussion at the RAC meeting. Novartis filed an investigational new drug application (IND) for CGF166 in January 2014, and on February 7, 2014 the IND was deemed effective.

Collaboration with Novartis.  In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. If certain clinical, regulatory, and sales milestones are met, we are eligible, from the inception of the agreement, to receive up to an additional $206.6 million in milestone payments. As of February 28, 2014, milestones available under the agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones, which is net of the $2.0 million milestone we achieved in February 2014 as described below. Additionally, we are also entitled to royalties on future sales.

In August 2010, we entered into an additional agreement with Novartis for the supply of services relating to development materials in connection with our collaboration in hearing loss and balance disorders. Under this additional agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. In 2010, we recognized approximately $4.4 million for services performed under this agreement. In 2011, we recognized approximately $6.0 million for services performed under this agreement. In 2012, we recognized approximately $3.4 million for services performed under this agreement. In 2013, we recognized approximately $0.4 million for services performed under this agreement.

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

In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166.

A non-rejection of an IND by the FDA is generally required prior to commencing clinical trials with an experimental pharmaceutical or biological product in the United States. As a result of the IND being cleared, we expect Novartis to commence dosing patients with CGF166 within the first half of 2014. Upon the dosing of the first patient with CGF166, we will be entitled to receive a $3.0 million milestone payment from Novartis.

VACCINE PROGRAMS

We have developed vaccine candidates using our adenovector technology. We believe that our adenoviral vectors serotypes have superior properties to deliver antigens and stimulate an effective innate and adaptive immune response against pathogens of interest. Our vaccine candidates include preventative vaccines against RSV and malaria, and a therapeutic vaccine for HSV.

In April 2012, we announced publication of research on new vaccine vectors. These vectors are non-human and circumvent neutralizing antibodies typically associated with vectors sometimes referred to as vector specific immunity in order to generate the desired immunologic response of the vaccine.

Respiratory Syncytial Virus.  We are seeking a partner to continue the development of a vaccine against RSV, the single most important viral cause of lower respiratory infections in infants and young children. According to the World Health Organization, nearly all U.S. children have been infected with RSV by two years of age. Although RSV infection usually produces cold-like symptoms, the infection can result in severe lower respiratory tract infection, which causes up to 130,000 pediatric hospitalizations per year in the U.S. RSV also causes repeated infections throughout life, placing the elderly and individuals with compromised immune systems and people with cardiac or pulmonary complications at risk for severe disease. Among the institutionalized elderly, it is estimated there are about 15,000 deaths annually from RSV. In March 2007, we entered into a Collaborative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to develop vaccines for the prevention and treatment of RSV. This three-year CRADA was renewed in July 2010 for a second three-year term. Initial vaccine candidates are in preclinical testing. In May 2008, we received a $600,000 Small Business Innovation and Research (SBIR) grant from the NIH to support work under this program which was completed in April 2011.

In May 2012, we received a Phase I Small SBIR grant from the NIAID, valued at approximately $590,000, to provide funding to further understand the impact of maternal immunity against RSV on the generation of a protective immune response in newborns. This is an important factor in the development of an effective vaccine for the pediatric population. Revenue recognized under this contract amounted to $122,000 and $109,000 in 2013 and 2012, respectively.

In September 2012, data were presented on GenVec’s RSV vaccine program at the International Respiratory Syncytial Virus Symposium, which took place in Sante Fe, New Mexico. Data presented at the conference demonstrated GenVec's universal RSV vaccine candidate is highly immunogenic and produces durable and broad protection from a single intramuscular administration. Protection in cotton rat and mouse models was characterized by functional RSV neutralizing antibodies, and no disease potentiation was observed. GenVec's RSV vaccine candidate utilizes a proprietary adenovirus that is capable of generating a broad immune response while avoiding the problems of vector specific immunity that has hampered other vectored vaccines.

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

HSV.  We are seeking a partner to continue the development of vaccines for the treatment of HSV including HSV type 2 (HSV-2) the virus responsible for most cases of genital herpes. In the United States, HSV-2 infects some 1.6 million new people per year, with approximately 500,000 of those suffering from disease symptoms. At least 40 million people in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. All HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care, their inconvenience, cumulative cost and potential for drug resistance further underscore the need for safe, new approaches to reducing HSV-2 lesions, virus shedding, and transmission. Estimated costs of treating HSV in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care.

In March 2008, we received a $600,000 Phase 1 SBIR grant from the NIH for our HSV program. This grant supported work conducted in a collaborative effort by GenVec, the Vaccine and Infectious Disease Institute at Fred Hutchinson Cancer Research Center and the University of Washington. We completed work under this grant in February 2011.

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

Dengue Fever.  With our collaborators we were generating vaccine candidates for the prevention of dengue fever, a viral disease spread by mosquitoes that historically affected 50 to 100 million people each year. We had collaboration agreements with NMRC and the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., but we are no longer actively developing vaccine candidates for the prevention of dengue fever.

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

In March 2012, we received a grant from the NIAID to support the Company's malaria vaccine program. This grant, valued at approximately $600,000 over two years, is being used to identify novel highly protective antigens for malaria vaccine development. Revenue recognized under this grant amounted to $133,000 in 2013 and $94,000 in 2012.

In October 2012, we signed an agreement worth approximately $3.5 million with the NMRC to further support malaria vaccine development. Under the terms of the agreement, GenVec is responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC plans to use this clinical material to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retained the right to commercialize this novel technology. GenVec recognized $1.4 million in revenue under this contract in 2013. In July 2013, we entered into a modification with the NMRC to terminate contractual obligations under this agreement.

Global HIV Vaccine.  With our collaborators, we were developing adenovector-based vaccine candidates targeted against the major strains of HIV present in the world. We had collaboration agreements with SAIC-Frederick, Inc. and NIAID, but we are no longer actively developing vaccine candidates for the prevention of HIV.

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

In February 2010, we signed a contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this agreement, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. This agreement has been extended through July 2014.

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

Proprietary Cell Lines.  We have developed a proprietary production cell line 293-ORF6, which supports the growth of adenovectors. We have developed 293-ORF6 cells and a modification of these cells, M2A, to meet the needs for manufacture of our therapeutic and vaccine products. M2A cells have been developed to produce vectors, in particular vaccine vectors, that express antigens or proteins that interfere with the growth of the vector. In August 2009, we received a Phase 2 SBIR grant, valued at $2.5 million, from the NIAID to support the development of our cell line and vector production technology. Revenue recognized under this grant amounted to $2.3 million through December 31, 2013. Work under this grant was completed in 2013.

RESEARCH AND DEVELOPMENT

As a biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $5.5 million and $14.3 million for the years ended December 31, 2013 and 2012, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31,
(in millions)	2013	2012
Vaccines	$3.4	$7.6
Hearing Loss and Balance Disorders	2.0	5.6
Other Programs	0.1	1.1
Total	$5.5	$14.3

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

Patent Rights and Licenses.  We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2013, we hold or have licenses to 204 issued, allowed or pending patents worldwide, 72 of which are issued or allowed in the U.S. These patents and patent applications pertain to (the composition of matter of our vectors), genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.

Hearing Loss Program.  We have licensed the Atoh1 gene from the Baylor College of Medicine. This license is worldwide and is exclusive for gene therapy applications. We licensed our rights to this gene to Novartis as part of our worldwide collaboration with Novartis to develop treatments for hearing loss and balance disorders.

Targeted Vectors.  We have issued patents expiring beginning in 2014 and pending patent applications covering our technology that allow for the delivery of genes in adenovectors to essentially all cell types, as well as our targeted vectors, which are designed for the purpose of creating product candidates that deliver genes in adenovectors only to selected cells. We are aware, however, of issued patents and pending patent applications of third parties relating to such vectors. It could be alleged that our targeted vectors conflict with such existing or future patents. In May 1998, we entered into an Amended and Restated Exclusive License Agreement with the Cornell Research Foundation (Cornell), which was subsequently amended. Pursuant to the Cornell agreement we license certain proteins, genes, gene vectors and similar biological materials that relate to our adenovector platform. We are obligated to pay Cornell a yearly maintenance fee of $50,000 (creditable against any royalties payable in that year). No royalty payments have been made to date, and prior to commercialization of a licensed product, we have no royalty obligations to Cornell. The Cornell agreement may be terminated by Cornell or by us in the event of an uncured material breach by the other party or by us for any reason with prior written notice. The Cornell agreement continues in full force until the expiration of all patents or applications covered thereby, unless otherwise terminated. The latest expiring patent under the Cornell agreement expires on July 31, 2020.

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

Production, Purification, Quality Assessment and Formulation Technology.  We hold issued patents expiring beginning in 2019 and have pending patent applications pertaining to the production, purification, quality assessment, and formulation of our product candidates. In particular, we hold issued patents covering the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped and used. We are aware, however, of issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment, and formulation technology. It could be alleged that our production, purification, quality assessment, and formulation technology conflict with such existing or future patents.

We anticipate that we, and our current and future licensors, will continue to seek to improve existing technologies, develop new technologies and, when appropriate, secure patent protection for such improvements and new technologies.

Certain patents pertaining to our product candidates may be eligible for Patent Term Extension under 35 U.S.C. §156. The term of any patent that claims a human drug product (including human biological products), a method of using a drug product or a method of manufacturing a drug product is eligible for an extension to restore that portion of the patent term that has been lost as a result of FDA review subject to certain limitations.

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

MANUFACTURING AND SUPPLY

Technology for Production, Purification, Quality Assessment, and Formulation.  We believe our proprietary production technology and know-how facilitate the production, purification, quality assessment and formulation of our product candidates. The structure of our vectors and the procedures for their production and purification enable us to minimize the presence of contaminants. We believe our proprietary positions provide a competitive advantage in the following areas:

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

Manufacturing Strategy.  We rely on third-party manufacturers or our collaborators for current good manufacturing process (cGMP) production for clinical trials and intend to do so for any future commercialization of our product candidates. We have significant experience working with contract manufacturers and we have successfully transferred our manufacturing process to several collaborators and contract manufacturers. Our research and development facility is located in Gaithersburg, Maryland where we have established laboratories and staff to support the non-cGMP production and characterization methods for our product candidates. Many of the production and assay technologies developed for our hearing restoration, our now discontinued TNFerade clinical study, and those developed under our now terminated HIV vaccine contract with NIH, are suitable for our other product development programs.

We intend to use third-party contractors for our manufacturing requirements in areas where we lack sufficient internal capability.

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

We are aware of products under development by our competitors that target the same prevention or treatment of disease. There are several development-stage and established entities, including major pharmaceutical and biotechnology companies that are actively engaged in infectious disease vaccine research and development. These include Sanofi S.A., Novartis, GlaxoSmithKline plc, MedImmune, Inc., (a wholly owned subsidiary of AstraZeneca), Merck & Co., Inc., Pfizer Inc., Crucell N.V., Bavarian Nordic A/S, Okairos S.r.l. (acquired by GlaxoSmithKline in 2013), Intercell A.G., Genocea BioSciences Inc., Vical Incorporated, Emergent Biosolutions Inc., and Novavax Inc. among others.

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

RSV Vaccine.  There are a number of companies pursuing the development of a RSV vaccine. These include but are not limited to Medimmune Inc., Sanofi S.A., Bavarian Nordic A/S, Crucell N.V., Novavax Inc., AlphaVax Inc., NanoBio Corporation and Okairos S.r.l.

HSV Vaccine.  HSV vaccines are currently under development by Genocea BioSciences Inc., Sanofi S.A., Vical Incorporated, Coridon Pty Ltd. and Alphavax Inc.

FMD Vaccine.  Vaccine manufacturers include Merial Limited, Intervet Inc., a subsidiary of Merck & Co. Inc., Bayer AG, Indian Immunological Ltd. and other local vaccine producers around the world, including government producers as well as Novavax Inc.

Malaria Vaccine.  There are currently no vaccines approved for the prevention of malaria. Companies developing malaria vaccines include GlaxoSmithKline plc, Sanofi S.A., Crucell N.V., Genocea BioSciences Inc., Sanaria and Okairos S.r.l.

GOVERNMENT REGULATION

Regulation of Biologic Products.  The research, development, testing, manufacture, quality, safety, effectiveness, labeling, packaging, storage, approval, distribution, marketing, advertising, and promotion of any biologic products developed by us or our collaborators are subject to regulation by federal, state, local and foreign governmental authorities. In the U.S., new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biologic products, such as therapeutic products and vaccines, are subject to regulation both under provisions of that Act and under the Public Health Service Act. The process of obtaining FDA approval for a new product is costly and time-consuming, and the outcome is not guaranteed. If approved, drug products are subject to ongoing regulation, and compliance with appropriate federal, state, local, and foreign statutes and regulations will require the expenditure of substantial time and financial resources.

Biologic Product Candidates for Human Health

The steps required before our proposed investigational biologic products may be marketed in the U.S. (other than for veterinary biologics, including our FMD vaccine product candidate, which are discussed below), include:

•	Performance of preclinical (animal and laboratory) tests;
•	Submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical trials may commence;
•	Performance of adequate and well-controlled human clinical trials to establish the safety and efficacy in the intended target population for each indication for which approval is sought;
•	Performance of a consistent and reproducible manufacturing process intended for commercial use;
•	Submission to the FDA of a Biologics License Application (BLA); and
•	FDA approval of the BLA before any commercial sale or shipment.

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

Clinical trials typically are conducted in three sequential but often overlapping phases. In Phase 1, a drug is typically studied in a small number of healthy volunteers or patients to test the drug for safety or adverse effects, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase 2 involves clinical trials in the targeted patient population to determine the effectiveness of the drug for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to gather additional safety data. Phase 3 clinical trials are commonly referred to as pivotal, or registrational, studies and are conducted to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population. Each phase may take several years to complete.

The conduct of the clinical trials is subject to extensive regulation, including compliance with good clinical practice regulations and guidelines, obtaining informed patient consent, sponsor monitoring, auditing of the clinical, laboratory and product manufacturing sites, and review and approval of each study by an independent institutional review board (IRB) for each site proposing to conduct the clinical trial. The FDA, the IRB or the sponsor may, at its discretion, suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

If the FDA’s evaluations of the BLA are favorable and the agency concludes that the standards for approval have been met, it will issue an approval letter. If the FDA believes the BLA is deficient in some way that precludes approval, it will issue a Complete Response Letter that generally identifies the deficiencies, which can be minor, for example, requiring labeling changes, or major, for example, requiring additional preclinical or clinical studies. The Complete Response Letter may also include recommended actions that the applicant might take to place the BLA in a condition for approval. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the BLA. If the deficiencies have been addressed to the FDA’s satisfaction, the FDA may issue an approval letter. Even if the requested information and data are submitted, however, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Prior to granting approval, the FDA generally conducts an inspection of the facilities, including third-party contract facilities that will be involved in the manufacture, production, packaging, testing, and control of the drug substance and finished drug product for compliance with cGMP. The FDA will not approve the BLA unless cGMP compliance is satisfactory. In addition, each manufacturing establishment must be registered with the FDA and is subject to periodic FDA inspection. In order to supply products for use either inside or outside the U.S., including for investigation in clinical trials, domestic and foreign manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country, often under reciprocal agreements with the FDA or by the FDA.

After a biologic product is approved, it is subject to significant ongoing regulation and must comply with requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution, and recordkeeping. As a condition of BLA approval, the FDA may require post-approval testing (referred to as Phase 4 clinical trials) and surveillance to monitor the product’s safety or efficacy. In addition, the holder of an approved BLA is required to keep extensive records, to report certain adverse reactions, production deviations, and other problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Generally, a company can promote a product only for those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA and supported by substantial evidence. Failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could result in administrative or judicially imposed sanctions or other setbacks, including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions.

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

A biologic product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate license application. FDA approval does not assure approval by other regulatory authorities. In many countries, the government is involved in the pricing of the product. In such cases, a pricing review period often begins after market approval is granted.

On March 23, 2010, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) was signed into law. It creates an abbreviated approval pathway for biologic products that are “biosimilar” to a previously approved biologic product, which is called the “reference product.” This abbreviated approval pathway is intended to permit a biosimilar product to come to market more quickly and less expensively than if a full BLA were submitted, by relying to some extent on FDA’s previous review and approval of the reference product. If a proposed biosimilar product meets the statutory standards for approval (which include demonstrating that it is highly similar to the reference product and there are no clinically meaningful differences in safety, purity or potency between the products), the proposed biosimilar may be approved on the basis of an application that is different from the standard BLA. In addition, a biosimilar product may be approved as interchangeable with the reference product if the proposed product application meets standards intended to ensure that the biosimilar product can be expected to produce the same clinical result as the reference product.

The BPCIA provides exclusivity periods during which a product approved under a BLA cannot be relied on as a reference product. No biosimilar application may be submitted to FDA for a period of four years after the reference product was approved, and no biosimilar application may be approved until twelve years after the reference product’s approval. If pediatric studies with the reference product are performed and accepted by the FDA, the twelve-year exclusivity period will be extended for an additional six months. Additionally, the first biosimilar product approved as interchangeable with a reference product will be granted an exclusivity period of varying length, depending on the factual circumstances. Because the BPCIA is a highly complicated statute that has only recently been enacted, there is uncertainty as to how many important components of the new law will be implemented. Some issues may be resolved through regulation or agency guidance, but other interpretations may develop on an ad hoc basis as FDA confronts them in the context of specific applications.

Biologic Products Candidates for Animal Health

Our FMD vaccine product candidate is subject to a separate regulatory regime. In the U.S., governmental regulation of animal health products is primarily provided by two agencies: the Animal and Plant Health Inspection Service (APHIS) within the Department of Agriculture (USDA) and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions. The USDA may issue one of two types of licenses: a full license or a conditional license. Conditional licenses are used to meet an emergency condition, limited market, local situation or other special circumstance and do not permit the general commercialization of the product. Conditionally licensed products are required to be pure and safe, and have a reasonable expectation of efficacy. Conditional licenses are effective for a finite time period and distribution of conditionally licensed products in each state is limited to authorized recipients designated by proper State officials. Conditional licenses may be renewed if the applicant demonstrates a good-faith effort toward obtaining full licensure.

In June 2012, APHIS issued a conditional license for our FMD vaccine for use in cattle. The conditional license was issued because of the need for an FMD vaccine that is capable of being manufactured in the United States that allows for the differentiation between infected and vaccinated animals. The vaccine is available to agriculture officials in the event of an FMD emergency situation.

Reimbursement of Pharmaceutical Products.  If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers for our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare and Medicaid programs. Under Medicare, there are different reimbursement methodologies for certain drugs and biologic products that depend on the site of service. These methodologies generally use average sales price (ASP) information. Manufacturers, including us, if and when we or our collaborators commercialize, are required to provide ASP information to CMS on a quarterly basis. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. Additional civil monetary penalties apply for reporting false information or reporting required information late. ASP is used to compute Medicare payment rates, updated quarterly based on this ASP information. Until enough ASP data are available to calculate a payment rate, reimbursement is wholesale acquisition cost plus 6%. There also is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price (AMP) for the product. When the ASP for a product exceeds the product’s AMP by a specified percentage, the product’s ASP may be disregarded and an AMP-based reimbursement rate may be applied instead, which could cause further decreases in Medicare payment rates.

For physician-administered drugs and biologic products furnished in a physician’s office, if the physician purchases the drug or biologic product, CMS will reimburse the physician based upon that drug or biologic product’s ASP plus 6%. The ASP is determined by CMS based upon information reported by manufacturers. Medicare also has several reimbursement methodologies for drugs and biologic products administered in hospital outpatient departments. New drugs and biologics whose cost is “not insignificant” in relation to payment for related procedures are granted “pass-through status” and are reimbursed at ASP plus 6% for the first two to three years of payment under the Medicare hospital outpatient prospective payment system. For many other drugs and biologic products that do not qualify for pass-through status but have an average cost per day greater than $90, the current Medicare payment to a hospital outpatient department is ASP plus 6%. Drugs and biologic products with an average cost per day equal to or less than $90 are not separately reimbursed; payment for these products is included in payment for the associated procedure. Payment levels for drugs without pass-through status and the $90 threshold are subject to change through regulation each calendar year.

In addition, Congress may change Medicare reimbursement amounts or methods by statute. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e. automatic spending reductions) required by the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012 (ATRA). Under the BCA, ATRA and the Bipartisan Budget Act of 2013, this reduction will remain in effect until 2023, unless Congress modifies the sequestration in the future. In addition, Congress or CMS could change the calculation of ASP through statute or regulation. Health reform legislation enacted in March of 2010, the Patient

Protection and Affordable Care Act of 2010 (PPACA), also requires CMS to test new payment methodologies that would bundle payment for physician and hospital services and supplies, including drugs and biological products, for an episode of care. Changes to the calculation of ASP or Medicare reimbursement methodologies could affect reimbursement for our products and could negatively impact our results of operations, if and when we begin to commercialize products that could be reimbursed by the Medicare program.

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

Federal law requires pharmaceutical manufacturers to pay rebates on covered outpatient drugs reimbursed by the Medicaid program as a condition of having federal funds being made available to pay for those drugs under Medicaid and Medicare Part B. Rebate amounts for a product are determined by a statutory formula that is based on prices defined by statute: AMP, which must be calculated for all products that are covered outpatient drugs under the Medicaid program, and best price, which must be calculated only for those covered outpatient drugs that are innovator products, such as biologic products and products approved under new drug applications. A pharmaceutical manufacturer is required to report AMP and best price for each of its covered outpatient drugs to the government on a regular basis. AMP is reported quarterly and monthly, and best price is reported quarterly.

Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. PPACA and subsequent legislation made significant changes to the Medicaid drug rebate program, including changing the definition of AMP, increasing the minimum rebate percentage, changing the rebate calculation for new formulations of existing products, capping the rebate amount for innovator products at 100% of AMP, and expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. We expect if and when we or our collaborators commercialize our products in the U.S., a significant portion of our revenue and the revenue of our collaborators from sales of our products will be obtained through government payers, including Medicare, Medicaid and Department of Defense programs, and any failure to qualify for reimbursement for our products under those programs would have a material adverse effect on future revenues from sales of our products.

A pharmaceutical manufacturer must also participate in the 340B drug pricing program in order for federal funds to be available to pay for the pharmaceutical manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating pharmaceutical manufacturer agrees to charge statutorily-defined covered entities no more than the 340B discounted ceiling price for the pharmaceutical manufacturer’s covered outpatient drugs. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. PPACA also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B drug pricing program and to ensure the agreement that manufacturers must sign to participate in the program obligates manufacturers to offer the ceiling price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and report to the government the ceiling prices for its drugs. In addition, legislation may be introduced that, if passed, could further expand the 340B drug pricing program to include additional covered entities or could require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting. To the extent that PPACA and subsequent legislation, as discussed above, causes the statutory and regulatory definitions of AMP and the Medicaid rebate amount to change, these changes also impact the 340B discounted ceiling price.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we anticipate that we will participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we will be obligated to make our products available for procurement on an FSS contract and charge prices to four federal agencies — VA, Department of Defense (DoD), Public Health Service and Coast Guard — that are no higher than the statutory Federal Ceiling Price (FCP). The FCP is based on the non-federal average manufacturer price (Non-FAMP), which we will be required to calculate and report to the VA on a quarterly and annual basis.

To the extent our other products become available in the retail pharmacy setting if and when they are commercialized, we would be subject to Section 703 of the National Defense Authorization Act for Fiscal Year 2008. DoD has established a program under which it seeks FCP-based rebates from drug manufacturers on TRICARE retail utilization of covered drugs. Under this authority, DoD asserts an entitlement to rebates on TRICARE Retail Pharmacy utilization from January 28, 2008 forward, unless DoD grants a waiver or compromise of amounts due. Rebates are computed by subtracting the applicable FCP from the corresponding annual Non-FAMP. DoD has asserted the right to apply offsets and/or proceed under the Debt Collection Act in the event that a company does not pay rebates or request a waiver of rebate liability in a timely fashion. Companies that want their covered drugs to be eligible for favorable positioning on DoD’s Uniform Formulary must enter into a Section 703 Agreement with TMA under which the company agrees to pay the quarterly rebates.

If and when we begin commercializing our products, we expect to experience pricing pressures in the United States in connection with the sale of these products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted could have a material adverse effect on our ability to operate profitably.

In addition to the changes discussed above, PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry in other ways as well. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business following the commercialization in the U.S. of our products include those governing expanded enrollment in federal and private healthcare programs, new Medicare reimbursement methods and rates, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

Many of PPACA’s most significant reforms take effect in 2014 and, thereafter, and their effects will be shaped significantly by implementing regulations that have yet to be finalized, by difficulties in implementation of the new insurance marketplaces, and by state government decisions. In 2012, CMS, the federal agency that administers the Medicare and Medicaid programs issued proposed regulations to implement the changes to the Medicaid drug rebate program under PPACA but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014. Many states chose not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as permitted by PPACA. It is unclear whether these states will choose to expand their programs in the future and whether there will be more uninsured patients in 2014 than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. In addition, problems with implementation of the websites and other administrative services to help people enroll in qualifying insurance coverage may have reduced the number of uninsured people who obtain coverage under PPACA. The reduction in the number of insured patients could impact our sales, business and financial condition following the commercialization, if successful, of our products in the U.S.

Other Regulations.  Our business is also subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern our use, handling, and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations. We are not aware of any costs or liabilities in connection with any environmental laws that will have a material adverse effect on our business or financial condition.

Our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include but are not limited to:

•	the federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, PPACA clarified that a person or entity needs not to have actual knowledge of the federal Anti-Kickback statute or specific intent to violate it. In addition, PPACA amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny;
•	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs and other interactions with customers including those that may have affected their billing or coding practices and submission to the federal government. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
•	The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and also imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database and public reporting of the payment data. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track and report such payments. Centers for Medicare and Medicaid Services (CMS), recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that applicable manufacturers must begin tracking on August 1, 2013 and must report payment data to CMS by March 31, 2014 and annually thereafter.
•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing related activities. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct;
•	the federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow.

Violation of any of the laws described above or any other government regulations that apply to us may result in significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs like Medicare and Medicaid and the curtailment or restructuring of our operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Registrant
Douglas J. Swirsky	44	President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary
Douglas E. Brough, Ph.D.	59	Chief Scientific Officer
Bryan T. Butman, Ph.D.	61	Sr. Vice President, Development

The Board of Directors appoints all executive officers annually. There is no family relationship between or among any of the executive officers or directors, or any arrangement or understandings pursuant to which the officers were appointed.

Douglas J. Swirsky has served as the President and Chief Executive Officer and as a director of the Company since September 2013. He joined GenVec in 2006 as Chief Financial Officer, Treasurer, and Corporate Secretary, which are positions he continues to hold. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a CFA charter holder, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at

Northwestern University. Mr. Swirsky is a member of the Board of Directors of Fibrocell Science, Inc. Within the past five years, Mr. Swirsky has also served on the board of PolyMedix, Inc.

Douglas E. Brough, Ph.D. joined GenVec in 1993 and since September 2013 has served as Chief Scientific Officer. Dr. Brough previously held several positions at GenVec including Senior Vice President, Research, Vice President, Head of Research, Executive Director of Vector Sciences, Senior Director of Vector Sciences, Director of Vector Sciences, Director of Molecular Virology, Head Molecular Virology and Research Scientist. Prior to joining GenVec, Dr. Brough was a Research Fellow in the Department of Molecular Biology at the Lewis Thomas Laboratory, Princeton University. Dr. Brough received his B.S. in Biology from Purdue University, a M.S. in Microbiology and Biochemistry from Idaho State University and his Ph.D. in Microbiology and Molecular Genetics from Rutgers, the State University of New Jersey and the Robert Wood Johnson Medical School. Dr. Brough performed post-doctoral research in molecular biology at Princeton University.

Bryan T. Butman, Ph.D. joined the company in September, 1999 and now serves as Senior Vice President, Development. Dr. Butman previously served as GenVec’s Vice President of Vector Operations (2005 to 2006), Vice President of Quality (2002 to 2005) and Director of Quality and Analytical Science (1999 to 2002). Prior to joining GenVec, Dr. Butman was Executive Director of Diagnostic Product Research and Development with INTRACEL Corporation, a biotechnology company. Dr. Butman has over 30 years of biotechnology product development experience including clinical gene therapy, human monoclonal antibody and clinical diagnostic products. Throughout his biotechnology career, Dr. Butman has developed successful products in the areas of oncology, cardiovascular disease, infectious disease, food safety and hematology. He has held senior positions within Warner Lambert, AKZO-Nobel, Organon Teknika, PerImmune and INTRACEL. Dr. Butman holds a Ph.D. in Cell Biology from Wayne State University.

EMPLOYEES

As of February 28, 2014, we had 11 employees, 2 of whom hold Ph.D. degrees and 2 of whom hold other advanced degrees. Of our total workforce, 4 are engaged primarily in research and development activities and 7 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

PRINCIPAL EXECUTIVE OFFICES

We were incorporated in Delaware in 1992. Our principal executive offices are located at 910 Clopper Road, Suite 220N, Gaithersburg, Maryland 20878. Our telephone number at that location is (240) 632-0740.

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

We have incurred net losses in each year since our inception in December 1992, including a net loss of $10.0 million for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of approximately $275.8 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on our revenues and our expenses.

We have derived all of our revenues from payments from collaborations with corporations and government entities and will continue to do so for the foreseeable future. It may be several years, if ever, before we will recognize revenue from product candidate sales or royalties. While we have taken efforts to control costs throughout 2013, a large portion of our expenses are fixed, including expenses related to facilities, equipment and personnel, and our ability to continue to meaningfully reduce costs is limited. In addition, we expect to continue to spend significant amounts to fund research and development to advance our lead program in hearing loss and balance disorders and to enhance our core technologies. As a result of our operating expenses, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, it may not be sustainable.

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

We face the risk of failure involved in developing therapies based on new technologies and the difficulties generally associated with drug development. Neither we nor our collaborators currently have any of our product candidates in clinical trials. We anticipate that Novartis will initiate a Phase 1 clinical trial of CGF166 within the first half of 2014. Significant additional research and animal testing, referred to as preclinical testing, will need to be conducted before any of our other product candidates currently under active development can advance to clinical trials. It may take us many years to complete preclinical testing or trials, and we expect that doing so will be dependent on our ability to enter into collaborations. Drug development is an uncertain scientific and medical endeavor, and failure could occur at any stage of development. Acceptable results in early testing or trials might not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products, and historically there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. Before an application can be filed with the FDA for product approval, we or our collaborators must show that a particular product candidate is safe and effective. Even with respect to product candidates that advance to clinical trials, we or our collaborators must demonstrate the safety and efficacy of those product candidates before FDA approval can be secured. The failure to adequately show the safety and effectiveness of our product candidates would prevent FDA approval of our products. Any one of our product candidates could fail at any time, as clinical development of drug candidates presents numerous unpredictable and significant risks and is very uncertain at all times prior to regulatory approval by the FDA or health authorities in other major markets.

Because regulatory approval must be obtained to market our products in the U.S. and in non-U.S. jurisdictions, we cannot predict whether or when our products will be commercialized; failure to comply with applicable regulations can also harm our business and operations.

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

Before commencing clinical trials, we or our collaborators must submit an IND application to the FDA and wait for the IND to become effective 30 days following its receipt by the FDA. Even after an IND becomes effective, however, a clinical trial is subject to continuing oversight by an Institutional Review Board (IRB) and the FDA. Clinical trials are also subject to:

•	Informed consent;
•	Good clinical practices (GCP) regulations; and
•	Potential suspension or termination by the company conducting the clinical trial, the IRB, or the FDA at any time if, among other reasons, it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of the trials.

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

Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or injunction, as well as other regulatory action against our product candidates or us. If regulatory approval of a product is granted, this approval will be limited to those disease indications for which the product has been shown through clinical trials to be safe and effective. Even if approved, a product may not be approved for the indications that are necessary or desirable for successful commercialization, or the FDA may impose restrictions on distribution of the product that may materially impact our operations. The FDA also strictly regulates promotion and labeling after approval. Outside the U.S., the ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This non-U.S. regulatory approval process includes risks similar to those associated with FDA clearance described above and is subject to the independent judgments, policies, priorities and decisions of the applicable regulatory authorities, which may differ from those of the FDA.

We do not currently have any late stage clinical trials in our therapeutic product or vaccine development programs and, therefore, we do not have any near-term prospects of generating revenues from the commercial sale of our therapeutic or vaccine products.

We do not currently have any therapeutic products or vaccines in late stage clinical programs, and the one product of ours that has received some approval is our FMD vaccine, on which a conditional license was issued that was applicable in certain emergency or similar situation. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of our product candidates in our therapeutic product or vaccine programs. We anticipate that Novartis will initiate a Phase 1 clinical trial of CGF166 within the first half of 2014. There can be no assurance that CGF166 will successfully complete that trial, much less enter or successfully complete any other clinical trial. There also can be no assurance that any of our other therapeutic products or our vaccines will enter or successfully complete the clinical trials required for commercialization.

In 2013, our Board of Directors adopted a new operating strategy, and we do not know if it will be successful.

In 2013, our Board of Directors approved an operating strategy focused on working with leading companies and organizations such as Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and the U.S. government to leverage our proprietary gene-delivery technologies to address the prevention and treatment of significant health concerns. This strategy includes working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders, developing a sustainable revenue base by licensing rights to our proprietary vector and cell line technologies to additional companies and organizations, licensing our preclinical vaccine candidates for the prevention of RSV and the treatment of HSV-2 infection, and minimizing our cash burn by operating our business in a cost-efficient manner. This operating strategy was adopted after our Board of Directors approved and then determined to withdraw a Plan of Complete Liquidation and Dissolution of the Company (the Plan of Dissolution). This operating strategy may not be successful, and is largely dependent on the success of our collaboration agreement with Novartis, of which there can be no assurance. Furthermore, our ability to execute on our operating strategy may also be affected by our having approved and then withdrawn the Plan of Dissolution. For example, potential licensees or other collaborators may be reluctant to enter into arrangements with us on terms that are acceptable to us, or at all, because of any concerns regarding our long-term stability and plans raised by our adoption and then abandonment of the Plan of Dissolution. Accordingly, we may not be able to successfully execute our operating strategy.

A central aspect of our business strategy is to enter into collaborations with other companies to develop, obtain regulatory approval of, and commercialize our potential products, and if we are unable to find collaborators or sustain existing relationships, we may not be able to generate revenue and advance our products.

A central aspect of our business strategy is to enter into collaborations to support the development of our products. Our lead program, in the field of regenerative medicine and licensed to Novartis, is for the development of novel treatments for hearing loss and balance disorders. In addition to this program, we intend to license rights to our proprietary vector and cell line technologies to additional companies and organizations and license our preclinical vaccine candidates for the prevention of RSV and the treatment of HSV-2 infection. There can be no assurance that we will be able to enter into licensing and other collaboration agreements on terms that are acceptable to us, or at all. If we are not able to enter into and sustain license or other collaboration agreements, we would not able to develop a sustainable revenue base, and we would need to raise additional funds for the development and commercialization of our product candidates and technologies and develop additional capabilities in testing, manufacturing, marketing and sales, among other areas. If we are not able to enter into successful collaborations or obtain additional funds through other means, we would have to delay, curtail or abandon the development and commercialization of certain product candidates and technologies.

We intend to continue to seek support for our government funded contracts and collaborations for the development of new vaccines, but our existing agreements are subject to termination and uncertain future funding and there is no certainty that we will be able to enter into new agreements.

In addition to corporate collaborations, we have entered into agreements with U.S. government agencies, such as the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), the U.S. Department of Homeland Security (DHS), the U.S. Department of Agriculture (USDA) and the U.S. Naval Medical Research Center (NMRC) to support our vaccine research. These and similar agreements have historically accounted for a substantial portion of our revenues, and we intend to continue entering into these agreements in the future. Our business strategy is partially dependent on collaboration agreements with U.S. government agencies and on the ability of these government agencies to perform under these agreements, which performance depends on adequate continued funding of the agencies and their programs.

We have no control over the resources and funding government agencies may devote to any collaboration agreements with us, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our business could materially and adversely affect our business, results of operations, and financial condition. If we were to fail to satisfy our contractual obligations to deliver in the manner required by a collaboration agreement with a U.S. government agency, the applicable Federal Acquisition Regulations allow the agency to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any uncompleted or partially completed work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which could materially impact our financial results.

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

When we sign a collaboration agreement, license agreement or similar agreement with a collaborator to develop a product candidate, we will generally expect them to further the development of the product candidate, which could include the design and conduct of clinical trials, the preparation and filing of documents necessary to obtain regulatory approval, and the manufacturing, sale, marketing and other commercialization of the product if it obtains regulatory approval. We may also grant the collaborator certain rights. For example, under the terms of our collaboration agreement with Novartis, we granted Novartis certain exclusive, worldwide rights in specified intellectual property related to our atonal gene program and atonal adenovectors, as well as non-exclusive, world-wide rights to certain other intellectual property related to our hearing loss and balance disorders program and our adenovector platform related to the atonal gene. Novartis has the right to develop and commercialize any products related to the licensed intellectual property. Our dependence on a corporate collaborator, such as Novartis, subjects us to a number of risks, including that:

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

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our agreements with U.S. government agencies or any arrangement that implicates the payment of government funds may be subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the federal civil False Claims Act. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The federal civil False Claims Act provides for treble damages and civil penalties of up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, damages, fines, exclusion from federal healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

We or our collaborators may experience delays in conducting our clinical trials.

Clinical trials, including the Phase 1 clinical trial of CGF166 that we anticipate Novartis will initiate within the first half of 2014, may be delayed or prematurely terminated by many factors, including: (i) limited number of, and competition for, suitable patients for the particular clinical trial; (ii) slower than expected rate of patient recruitment and enrollment; (iii) failure of patients to complete the trial; (iv) inability to obtain sufficient quantities of acceptable materials for use in clinical trials; (v) delay or failure in reaching agreement on contract terms with prospective study sites or other third-party vendors who are supporting our clinical trials; (vi) inability to reach agreement with the FDA on a trial design that we are able to execute; (vii) difficulty in adequately following up with patients after treatment; and (viii) changes in laws, regulations, regulatory policy or clinical practices. Our ability or the ability of our collaborators to enroll appropriate patients for any clinical trials for our product candidates also may be adversely affected by trials being conducted by our competitors for similar disease indications. The failure of any clinical trials to meet applicable regulatory standards, or the standards of the relevant reviewing bodies could cause such trials to be delayed, suspended or terminated, which could further delay the development of any of our product candidates. Any such delays increase our product development costs, with the possibility that we could be required to raise additional funds. Delays in one clinical trial also can adversely affect our ability and the ability of our collaborators to launch clinical trials for similar or different indications. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.

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

Few companies to date have demonstrated successful large-scale manufacturing of gene-based medicines, including those that have had significantly more resources than we and it is anticipated that significant challenges will be faced in the scale-up of our manufacturing process for commercial production. There are a limited number of contract manufacturers qualified to perform large-scale manufacturing of gene-based medicines. We or our collaborators may be unable to manufacture commercial-scale quantities of gene-base medicines or receive appropriate government approvals on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis or at all would prevent us from achieving our business objectives.

If regulatory approvals are not obtained for a manufacturing facility for our products, we may experience delays, be unable to meet demand, and may lose potential revenues.

Completion of clinical trials for and commercialization of our product candidates requires access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our gene-based products in the volumes that will be necessary to support large-scale clinical trials or commercial sales, and we expect that we will rely on our collaborators for manufacturing capabilities. Before we or our collaborators can begin commercial manufacturing of any of our product candidates, we or our collaborators must obtain regulatory approval of the manufacturing facility and process. Manufacturing of our proposed products must comply with the FDA’s current Good Manufacturing Practices (cGMP) requirements and similar non-U.S. regulatory requirements. The cGMP requirements govern personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. Among other things, complying with cGMP and comparable non-U.S. regulatory requirements will require us to expend time, money and effort in production, record keeping, and quality control to assure the product meets applicable specifications and other requirements. We or our collaborators must also pass a preapproval inspection before FDA approval. Significant capital will likely need to be expended on the development of manufacturing capacity for a product candidate even before we know if the FDA will approve the product for commercialization. Furthermore, if we or our collaborators materially fail to comply with these requirements, our product candidates likely would not be approved. If we or our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action (including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions), and we may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities generally have the authority to perform unannounced periodic inspections of manufacturing facilities to ensure compliance with cGMP and non-U.S. regulatory requirements.

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

We compete with pharmaceutical and biotechnology companies pursuing other forms of treatment for the health concerns our product candidates target. We may also face competition from companies that may develop competing technology internally or acquire it from the government, universities or other research institutions. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product commercialization efforts.

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

In addition, with the March 2010 enactment of the Biologics Price Competition and Innovation Act (BPCIA), our products, if approved, may subsequently face competition from “biosimilar” products that are approved via an abbreviated process on the basis of a showing that the product is similar to our approved product. The BPCIA provides periods of exclusivity during which abbreviated applications may not be submitted to, or approved by, FDA, but the statute then allows approval by an abbreviated pathway and, if certain standards are met, a finding by FDA that the biosimilar product is interchangeable with the reference product. A similar abbreviated approval process for biosimilars (but without the possibility of an interchangeability determination) is available in Europe, too. If competitors are able to obtain marketing approval for biosimilars under an abbreviated regulatory approval process in the U.S. or Europe, our products may become subject to additional competition with the attendant pricing pressure. We also could face or be forced to bring litigation with respect to the validity or scope of patents relating to our products

If we are unable to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to compete with us.

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

Our ability to develop and protect a proprietary position based on biotechnological innovations and technologies involving genes and gene delivery systems, methods of use, production, formulations, and the like is particularly uncertain. The U.S. Patent and Trademark Office, as well as patent offices in other countries, have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially. Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. In addition, other companies or institutions possess issued patents and have filed and will file patent applications that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene therapy products that are the same as or similar to the subject matter of our patent applications. For example, although we have pending patent applications pertaining to particular adenovectors that cannot reproduce themselves and adenovectors modified to alter cell binding characteristics, we are aware of issued patents and pending patent applications of other companies and institutions relating to the same subject matter. Patents and patent applications of third parties may have priority over our issued patents and our pending or yet to be filed patent applications. Proceedings before the U.S. Patent and

Trademark Office and other patent offices to determine who properly lays claim to inventions are costly and time consuming, and we may not win in any such proceedings.

The issued patents we already have or may obtain in the future may not provide commercially meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators’ patents in the U.S. and in other countries. In the event a company, institution or researcher infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, expensive and time consuming, with no guarantee that our or our collaborators’ patent rights will be upheld. Others may be able to design around these patents or develop unique products providing effects similar to our products. In addition, our competitors may legally challenge our patents, and they may be considered invalid. In addition, various components used in developing gene therapy products, such as particular genes, vectors, promoters, cell lines, and construction methods, used by others and by us, are available to the public. As a result, we are unable to obtain patent protection with respect to such components, and third parties can freely use such components. Third parties may develop products using such components that compete with our potential products. Also, with respect to some of our patentable inventions, we or our collaborators have decided not to pursue patent protection outside the U.S. Accordingly, our competitors could develop, and receive non-U.S. patent protection for, gene therapies or technologies for which we or our collaborators have or are seeking U.S. patent protection. Our competitors may be free to use these gene therapies or technologies outside the U.S. in the absence of patent protection.

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

If our technologies and potential products conflict with intellectual property rights of competitors, universities, or others, then we may be prevented from licensing those technologies, developing those product candidates or both.

Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines, and methods of making and using gene and gene-based therapy products used in or similar to our product candidates and technologies. We also are aware of other issued patents and pending patent applications that relate to various aspects of our manufacture of our product candidates and systems, and it could be alleged that our manufacture of these product candidates or licensure of those technologies conflicts with these patents. We have not conducted freedom-to-use patent searches on all aspects of our technologies, product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications that could issue into patents, particularly in view of the characterizations of the subject matter of issued patents and pending patent applications, as well as the fact that pending patent applications can be maintained in secrecy for a period of time and, in some circumstances, until issuance as patents.

An issued patent gives rise to a rebuttable presumption of validity under U.S. law and under the laws of some other countries. The holder of a patent to which we or our collaborators do not hold a license could bring legal actions against our collaborators or us for damages or to stop us or our collaborators from using the affected technology, which could limit or preclude our ability to license our technologies or to develop and commercialize our product candidates. If any of our potential products are found to infringe a patent of a competitor or third party, we or our collaborators may be required to pay damages and to either obtain a license in order to continue to develop and commercialize the potential products or, at the discretion of the competitor or third party, to stop development and commercialization of the potential products. Similarly, if any of our out-licensed technologies are found to infringe a patent of a competitor or third party, we or our collaborators may be required to pay damages and to either obtain a license in order to continue to utilize the technologies or, at the discretion of the competitor or third party, to stop utilizing the technologies. Since we have concentrated our resources on licensing certain of our technologies and developing only a limited number of products, the inability to license one of our technologies or to market one of our products would disproportionately affect us as opposed to a competing company with many products in development.

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

Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us. Patents held by others may require us to alter our products or processes, obtain licenses or stop activities. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patent. In addition, we may be required to obtain licenses, redesign our products or processes to avoid infringement or pay money damages. As a result, our business may suffer if we are not able to obtain licenses at all or on commercially reasonable terms to us or we are required to redesign our products or processes to avoid infringement.

Adverse events in the field of gene therapy may negatively affect regulatory approval or public perception of our products or product candidates.

Most of our product candidates under development could be broadly described as recombinant DNA therapies. A number of clinical trials are being conducted by other biotechnology and pharmaceutical companies involving related therapies, including compounds similar to or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious adverse events or unexpected side effects attributable to the treatment, or any response by the FDA or other similar regulatory authority to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval, impede our ability to secure additional funding, or negatively influence public perception of our product candidates. As a result, these conditions could harm our business and results of operations and depress the value of our stock.

The commercial success of our product candidates will depend, in part, on public acceptance of the use of gene therapies for the prevention or treatment of significant health concerns. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could result in greater government regulation and stricter clinical trial oversight and commercial product labeling requirements of gene therapy products and could cause a decrease in the demand for any products we may develop.

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

We use hazardous biological materials in our business; any liability or disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the use of hazardous biological materials. Such materials include human and animal cell lines and viruses, such as adenoviruses and animals infected with human viruses. Some of the biological material may be novel, including viruses with novel properties. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets.

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

Our revenue is exclusively derived from our collaboration agreements with corporate partners, under which we may receive grants, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties, manufacturing revenue or payment for our development activities on behalf of third parties. We are particularly dependent on our agreement with Novartis, pursuant to which we are facilitating the development of first-in-class products for the treatment of hearing and balance disorders. On February 11, 2014, Novartis informed us that the third milestone under our agreement had been achieved after Novartis filed an IND with the FDA for the clinical development of CGF166, the lead product candidate under our collaboration. The IND was deemed effective on February 7, 2014, triggering a $2 million milestone payment to us. If achieved, the next milestone payment to the Company under the collaboration would be triggered by the first patient visit in the planned Phase 1 clinical trial of CGF166. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the timing of clinical, regulatory or sales events which result in milestone payments and the timing and success of the commercial launch of new products by our collaboration partners. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partner achieve clinical, regulatory and sales milestones, whether the collaboration is exclusive or whether we can seek other partners, the timing of regulatory approvals in one or more major markets and the market introduction of new products or generic versions of the approved product, as well as other factors.

Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition if we are able to commercialize our candidate products.

Healthcare costs have risen significantly over the past decade. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, PPACA). This law substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal and private healthcare programs, new Medicare reimbursement methods and rates, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

We anticipate that if and when we or our collaborators commercialize our products in the U.S., a significant portion of our revenue and the revenue from our collaborators from sales of our products will be obtained though may be derived from government payers, including Medicare, Medicaid, and Department of Defense programs. Reimbursement rates to purchasers of our drugs and our net revenues for sales of drugs used by these programs can be altered by legislation or regulation. PPACA and other federal law require rebates on certain drugs utilized under Medicare and Department of Defense programs and require discounts on certain drugs furnished to Medicare beneficiaries. For example, as part of PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, (commonly known as the “donut hole”), once we or our collaborators participate in the Medicare program, we or our collaborators will be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole.

PPACA also made changes to the Medicaid drug rebate program, discussed further herein, including changing the definition of AMP, expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well, and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products and from 11% to 13% for non-innovator products. We expect that the increased minimum rebate of 23.1% will apply to our products following commercialization, if successful, in the U.S. Furthermore, PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. We expect that PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and our ability to successfully commercialize our product candidates or could limit or eliminate our spending on development projects.

Many of PPACA’s most significant reforms take effect in 2014 and thereafter, and their effects will be shaped significantly by implementing regulations that have yet to be finalized, by difficulties in implementation of the new insurance marketplaces and by state government decisions. In 2012, Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare and Medicaid programs, issued proposed regulations to implement the changes to the Medicaid drug rebate program under PPACA but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014. Many states have not chosen to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted by PPACA. It is unclear whether these states will choose to expand their programs in the future and whether there will be more uninsured patients in 2014 than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. In addition, problems with implementation of the websites and other administrative services to help people enroll in qualifying insurance coverage may have reduced the number of uninsured people who obtain coverage under PPACA. The reduction in the number of insured patients could impact the sales, business and financial condition following the commercialization, if successful, of our products in the U.S.

PPACA also expanded the Public Health Service’s 340B drug pricing discount program. A pharmaceutical manufacturer must participate in the 340B drug pricing program in order for federal funds to be available to pay for the pharmaceutical manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating pharmaceutical manufacturer agrees to charge statutorily-defined covered entities no more than the 340B discounted ceiling price for the pharmaceutical manufacturer’s covered outpatient drugs. PPACA obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the program and to ensure the agreement that manufacturers must sign to participate in the program obligates a manufacturer to offer the ceiling price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. In addition, legislation may be introduced that, if passed, could further expand the 340B drug pricing program to include additional covered entities or could require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting. To the extent that PPACA and subsequent legislation, as discussed above, causes the statutory and regulatory definitions of AMP and the Medicaid rebate amount to change, these changes also impact the 340B discounted ceiling price.

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

The healthcare industry, and thus our business, continues to be subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change. The restrictions under applicable federal and state health care fraud and abuse laws and regulations that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, PPACA clarified that a person or entity needs not to have actual knowledge of the federal Anti-Kickback statute or specific intent to violate it. In addition, PPACA amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny;
•	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs and other interactions with customers including those that may have affected their billing or coding practices and submission to the federal government. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
•	the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and also imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•	the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database, and public reporting of the payment data. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track and report such payments. CMS, recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that applicable manufacturers must begin tracking on August 1, 2013 and must report payment data to CMS by March 31, 2014 and annually thereafter.

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing related activities. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct;
•	the federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs like Medicare and Medicaid and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If third party payers do not provide coverage or reimbursement for our products, those products will not be widely accepted, which would have a negative impact on our business, results of operations and financial conditions.

Even if a product of ours receives regulatory approval, our success will depend, in part, on the extent to which coverage and reimbursement will be available from third party payers such as Medicare, Medicaid, other government health programs, private health insurers, managed care programs, and other organizations. Third party payers are increasingly challenging the price and cost-effectiveness of medical products and services, and that is expected to continue. Therefore, significant uncertainty exists as to the pricing approvals for, and the coverage or reimbursement status of, newly approved healthcare products. Additional federal or state health care legislation may be adopted in the future, any products that we seek to commercialize may not be considered cost-effective, and limitations on coverage and the amount of reimbursement for our products could be imposed. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures, including a reduction in reimbursement rates could cause potential corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates. We cannot be certain that, if and when our products become commercialized, the pertinent reimbursement amounts or formulary status for our products will be sufficient to enable us to market and sell our products.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During 2013, the closing price of our stock price ranged from $0.27 to $2.32. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We are at risk of additional securities-related litigation due to our expected stock price volatility.

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. As more fully described below in Item 3, we were subject to a securities class action that was dismissed in September 2013, and we continue to be subject to a related shareholder derivative and class action. We may be the target of securities-related litigation in the future. Securities litigation could result in substantial costs, divert our management’s attention and resources, and could seriously harm our business.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

•	Establishing a classified board of directors requiring that members of the board be elected in different years, which lengthens the time needed to elect a new majority of the board;
•	Authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;
•	Prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
•	Limiting the ability of stockholders to call special meetings of the stockholders;
•	Prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and
•	Establishing 90- to 120-day advance notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

We have adopted a stockholder rights plan that may discourage, delay, or prevent a merger or acquisition that is beneficial to our stockholders.

In August 2011, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group (except under certain circumstances) acquires 20 percent or more of our outstanding common stock or 10 business days after commencement or announcement of a tender or exchange offer for 20 percent or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20 percent or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

The issuance of debt or equity securities could adversely affect our common stockholders.

We have historically raised capital through the issuance of equity securities, and in the future we expect to issue either debt or equity securities to raise additional capital. We have on file an effective shelf registration statement that allows us to raise up to $75.0 million from the sale of common or preferred stock or warrants for the purchase of common or preferred stock. We may also choose to issue either debt or equity securities in offerings not made pursuant to our shelf registration statement. The issuance of debt or equity securities could adversely affect the voting power of holders of our common stock. The issuance of debt or equity securities could also decrease the market price of our common stock or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In December 2013, we entered into a lease for 6,489 square feet for our corporate offices and research development laboratories at 910 Clopper Road, Suite 220N in Gaithersburg, Maryland. We relocated our operations to this location in January 2014. The term of the lease expires on October 31, 2019. We also currently lease 42,900 square feet at 65 West Watkins Mill Road in Gaithersburg, Maryland. The term of that lease expires on October 31, 2014. We have additional space within our Gaithersburg, Maryland facilities that can be utilized to accommodate future growth. We currently believe the Gaithersburg facility is sufficient to meet our present needs.

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

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arose out of the matters alleged to underlie the securities action. The plaintiff, who purported to bring the action derivatively on behalf of the Company, alleged that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff’s Complaint alleged that as a result of the defendants’ failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action did not seek a monetary recovery against the Company, plaintiff sought, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys’ fees. Pursuant to the Court’s order dated April 5, 2013, the Garnitschnig case was stayed pending a decision on the motions to dismiss filed in the Shah action. On October 2, 2013, the parties entered into a stipulation confirming that the stay of the Garnitschnig action was lifted and providing that, if the plaintiff elected to continue with the action, he would file an Amended Complaint on or before November 26, 2013.

On November 1, 2013, the plaintiff in the Garnitschnig action filed an Amended Verified Shareholder Derivative and Class Action Complaint (the Amended Complaint) that supersedes the previous Complaint and now asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and alleged violations of the duty of candor. The plaintiff, who now purports to bring the Amended Complaint both derivatively and as a shareholder class action, alleges that certain current and former members of the Board of Directors exceeded their authority under the Company’s 2011 Omnibus Incentive Plan (the 2011 Plan) by exceeding certain limits applicable to both stock options and restricted stock. The Amended Complaint further alleges that Company’s Proxy Statement is materially false and misleading for failing to disclose the alleged violations of the 2011 Plan. The Amended Complaint seeks, among other things, an unspecified amount of damages.

On November 1, 2013, the plaintiff in the Garnitschnig action also filed a motion for preliminary injunction seeking to postpone the Company's 2013 annual meeting unless and until certain disclosures were made to the Company's shareholders regarding the 2011 Plan. On November 20, 2013, the Court denied that motion in its entirety. Defendants then filed motions to dismiss the Amended Complaint on January 27, 2014. Those motions have not yet been fully briefed and remain pending. The Company intends to vigorously defend this action. We also are informed that the individual defendants deny the material allegations of the Garnitschnig action and intend to continue vigorously defending the case.

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

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “GNVC”. Set forth below is the range of quarterly high and low closing sale prices for our common stock for the two most recent years, as reported on the NASDAQ Capital Market:

	HIGH	LOW
First Quarter 2013	$2.00	$1.40
Second Quarter 2013	$1.49	$0.35
Third Quarter 2013	$1.50	$0.27
Fourth Quarter 2013	$2.32	$1.26
First Quarter 2012	$2.75	$2.29
Second Quarter 2012	$2.88	$2.27
Third Quarter 2012	$2.39	$1.40
Fourth Quarter 2012	$1.71	$1.20

As of February 28, 2014, there were approximately 65 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners.

We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2013. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	YEARS ENDED DECEMBER 31,
SUMMARY STATEMENT OF OPERATIONS:	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue from stragetic alliances and research contracts	$3,682	$9,353	$17,744	$16,467	$13,857
Operating expenses:
Research and development	5,492	14,348	17,416	20,936	24,689
General and administrative	8,484	9,102	7,810	8,152	7,172
Total operating expenses	13,976	23,450	25,226	29,088	31,861
Operating loss	(10,294)	(14,097)	(7,482)	(12,621)	(18,004)
Other income (expense), net	275	42	41	347	(358)
Net loss	$(10,019)	$(14,055)	$(7,441)	$(12,274)	$(18,362)
Basic and diluted net loss per share	$(0.77)	$(1.09)	$(0.58)	$(0.97)	$(1.89)
Shares used in computation of basic and diluted net loss per share	12,948	12,940	12,921	12,671	9,707

	AS OF DECEMBER 31,
SUMMARY BALANCE SHEET DATA:	2013	2012	2011	2010	2009
	(in thousands)
Cash, cash equivalents, and short-term investments	$6,105	$15,255	$26,446	$35,170	$10,961
Working capital	3,999	12,741	25,739	31,689	7,002
Total assets	7,254	17,430	30,150	39,432	13,443
Accumulated deficit	(275,780)	(265,761)	(251,706)	(244,265)	(231,991)
Total stockholders' equity	4,610	13,743	26,538	32,420	7,636
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited, and the U.S. Government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV) and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have a program to develop a vaccine for malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

On September 3, 2013, Our former President and Chief Executive Officer, Cynthia Collins, departed the Company and resigned from the Company’s Board of Directors. Douglas J. Swirsky was appointed as the President and Chief Executive Officer of the Company and also was appointed to our Board of Directors.

Our current operating strategy was adopted in September 2013, when we announced that our Board of Directors withdrew a Plan of Complete Liquidation and Dissolution of the Company (the Plan of Dissolution) that had been adopted by the Board of Directors on May 24, 2013, subject to stockholder approval. After announcing the approval of the Plan of Dissolution by the Board of Directors, we received several proposals for transactions with us, including transactions to purchase all or portions of our assets or to engage in mergers with private companies that were looking to use us principally as a means to become publicly traded. As part of the Board of Directors' efforts to seek to maximize the value for our stockholders and to provide stockholders with appropriate information for their consideration, the Board of Directors considered these proposals. The process that we went through in evaluating alternative proposals, the business developments during that time, the challenges in monetizing our assets in the near term for values the Board of Directors thought would be fair, and the time that the process took, led the Board of Directors to conclude that it was in the best interests of our stockholders to withdraw the Plan of Dissolution and pursue our current operating strategy. This operating strategy is focused on advancing the Company’s technology through partnerships. Consistent with this strategy, GenVec is no longer investing its own resources in the development of its RSV and HSV vaccine candidates as it pursues collaborators for these programs.

In going through the process of considering the Plan of Dissolution and alternative transactions, we worked to terminate or further curtail a number of our contractual obligations and a significant portion of our operations. We also ceased to support some programs at the levels at which they were previously supported, or at all. On July 29, 2013, for example, we entered into a modification with the U.S. Naval Medical Logistics Command to terminate contractual obligations under our agreement related to malaria vaccine development efforts with the NMRC.

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

Our research and development expenses were $5.5 million and $14.3 million for the years ended December 31, 2013 and 2012, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31,
(in millions)	2013	2012
Vaccines	$3.4	$7.6
Hearing Loss and Balance Disorders	2.0	5.6
Other Programs	0.1	1.1
Total	$5.5	$14.3

Hearing.  In a collaboration with Novartis, our hearing loss and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Since commencement of this development program, GenVec has incurred approximately $22 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreement with Novartis.

Vaccines.  Under our corporate and government funded vaccine programs, GenVec continues to develop vaccine candidates against malaria, RSV, HSV, and other infectious diseases, as well as an animal health vaccine for FMD. Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $119 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreements with our various sponsors. We have entered into a collaboration with Merial Limited to develop vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.

We have incurred operating losses each year since inception and, as of December 31, 2013, had an accumulated deficit of approximately $275.8 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. However, we believe that we have sufficient operating capital to continue our current research, development and collaborative activities into the foreseeable future.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND 2012

REVENUE

Revenue.  Revenue decreased 61% to $3.7 million in 2013 from $9.4 million in 2012.

Revenues for the twelve-month period ended December 31, 2013 were derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from the Company’s funded research and development programs with the Department of Homeland Security, National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), and the U.S. Naval Medical Research Center (NMRC), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria, HIV, respiratory syncytial virus (RSV), and herpes simplex virus (HSV).

We entered into a research collaboration and license agreement (the Agreement) with Novartis in January 2010, which accounted for $0.4 million and $0.9 million of revenue in 2013 and 2012, respectively.

Additionally, since the inception of the Agreement, we have been eligible to receive up to an additional $206.6 million in milestone payments if certain clinical, regulatory and sales milestones are met. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application filed by Novartis with the U.S. Food and Drug Administration (FDA). As of February 28, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. Additionally, we are also entitled to royalties on future sales.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement, which accounted for $0.4 million and $3.4 million in revenue in 2013 and 2012, respectively.

In September 2012, we signed an agreement worth approximately $3.5 million with the U.S. Naval Medical Logistics Command to support malaria vaccine development efforts at the NMRC. Under the terms of the agreement, GenVec was responsible for producing clinical supplies of our malaria vaccine, which utilizes our novel, proprietary technology. NMRC used this clinical material as part of its efforts to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retained the right to commercialize this novel technology. There was $1.4 million of revenue recognized under this contract during 2013 and no revenue recognized under this contract during 2012. On July 29, 2013, we entered into a modification to terminate contractual obligations under the agreement. Partially offsetting the increased revenues associated with the NMRC contract during 2013, the Company experienced reduced revenue associated with its malaria grant programs as compared to 2012.

The decrease in 2013 is primarily due to decreased revenue of $3.5 million, $1.7 million, and $1.3 million generated by our hearing loss and balance disorder, foot and mouth disease program, and other grant programs, respectively, versus the prior year. These revenue decreases were partially offset by a $1.2 million increase in revenue associated with our malaria program with the NMRC in 2013 as compared to the comparable prior year period. The decrease in revenue associated with our hearing program was a result of a reduced work scope as we near completion of our development work under the two Novartis agreements. The decrease in revenue associated with our foot-and-mouth disease program is due mainly to the successful completion of field safety studies in 2012. The decrease in revenue associated with our other grant programs is due mainly to our reductions in force during 2013. The increase in revenue associated with our malaria program with the NMRC is due to the work performed under our September 2012 agreement.

OPERATING EXPENSES

Research and development.  Research and development expenses decreased 62% to $5.5 million in 2013 from $14.3 million in 2012. In 2013 we experienced lower research and development costs than in the prior year due primarily to decreased personnel costs due to our reductions in force, manufacturing costs in the FMD and hearing programs, internal costs associated with HSV and RSV internal research and development, reduced material costs for our funded and internal research programs, reduced equipment purchases under our hearing and FMD programs, lower repair and maintenance costs for our equipment, and decreased allocation of facility costs to research and development in 2013 as compared to 2012. Stock-based compensation expense included in research and development personnel costs decreased approximately $0.4 million in 2013 as compared to the prior year.

General and administrative.  General and administrative expenses decreased 7% to $8.5 million in 2013 from $9.1 million in 2012. General and administrative expenses were lower in 2013 primarily due to lower personnel and recruiting costs. In 2012 we incurred recruiting costs associated with our chief executive officer search, for which we incurred no such costs in 2013. The reduced costs were partially offset by increased allocation of facility costs to general and administrative and allocated facility costs in 2013 as compared to 2012. General and administrative expenses include a decrease of approximately $7,000 of stock-based compensation expense in 2013 as compared to the prior year and an increase in non-recurring severance costs in 2013, $1.5 million, as compared to 2012, $1.3 million.

OTHER INCOME (LOSS)

Total other income increased to $0.3 million in 2013 as compared to $42,000 in 2012. In 2013, total other income consisted of the gain on the sale of non-capital laboratory supplies and equipment and to a lesser extent interest income. In 2012, total other income consists primarily of interest income.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant losses since our inception. As of December 31, 2013 we have an accumulated deficit of $275.8 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of December 31, 2013, cash, cash equivalents, and short-term investments totaled $6.1 million as compared to $15.3 million at December 31, 2012.

For the 12 months ended December 31, 2013, we used net cash of $9.3 million for operating activities. This consisted of a net loss for the period of $10.0 million, which included approximately $0.2 million of non-cash depreciation and amortization, $0.9 million of non-cash stock-based compensation expenses, $0.2 million of impairment of long lived assets, $0.3 million for the gain on sale of long lived assets, $0.4 million used for the net change in current assets and liabilities, and $0.1 million provided by the net change in non-current assets. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

Net cash provided by investing activities during the 12 months ended December 31, 2013 was $10.4 million which included $10.2 million for the net proceeds from sales of marketable securities and $0.6 million for proceeds from the sale of property and equipment, reduced by $0.4 million for the purchase of property and equipment.

There was no cash provided or used from financing activities during the 12 months ended December 31, 2013.

As of December 31, 2012, cash, cash equivalents, and short-term investments totaled $15.3 million as compared to $26.4 million at December 31, 2011.

For the 12 months ended December 31, 2012, we used net cash of $10.8 million for operating activities. This consisted of a net loss for the period of $14.1 million, which included approximately $0.2 million of non-cash depreciation and amortization, $1.3 million of non-cash stock-based compensation expenses, $1.8 million provided by the net change in current assets and liabilities, and $0.1 million used for the net change in non-current assets. Net cash was used primarily for the advancement of our hearing program, research and development programs, and to a lesser extent, the termination of our TNFerade PACT trial and general and administrative activities.

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

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. As a result of a number of those offerings, as of February 28, 2014, we have approximately 1.1 million warrants outstanding. Please see Note 8 “Stockholders’ Equity” to our audited financial statements included in this Annual Report.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2013.

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

On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below

$75.0 million. As of March 24, 2014, pursuant to the Equity Distribution Agreement and the Registered Direct Offering described below we have sold approximately $11.6 million of securities since February 11, 2014.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of March 18, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in net proceeds of approximately $8.4 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $5.0 million and $7.0 million of cash during the four quarters ending December 31, 2014. Our estimate includes approximately $1.2 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into the foreseeable future.

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

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that: (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following table sets forth the director nominees for election at the Company’s 2014 annual meeting of stockholders (the Annual Meeting), the directors of the Company currently in office, their ages and the positions currently held by each such person with the Company.

Name	Age	Position
Directors whose terms expire at the Annual Meeting
Stefan D. Loren, Ph.D.(1)	50	Director
Marc R. Schneebaum(1)(2)	59	Director
Directors whose terms expire in 2015
Douglas J. Swirsky	44	Director, President, and Chief Executive Officer
Wayne T. Hockmeyer, Ph.D.(2)(3)(4)	69	Director
Directors whose terms expire in 2016
Zola P. Horovitz, Ph.D.(1)(3)	79	Director
William N. Kelley, M.D.(2)(3)	74	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Chairman of the Board of Directors.

The biographies of each of the directors below contains information regarding the experiences, qualifications, attributes, or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director for the Company.

Directors Whose Terms Expire in 2014

Stefan D. Loren, Ph.D. has served as a director of the Company since September 2013. Dr. Loren is a member of the Audit Committee. Dr. Loren was recommended to the Nominating and Corporate Governance Committee by a stockholder of the Company, based on his experience in both financial markets and biotechnology research and development. Dr. Loren is the founder of LCS, a strategic investment firm focused on life science companies. Most recently, he headed the life science practice of Westwicke Partners, Dr. Loren served as a Managing Director of Westwicke Partners, a healthcare-focused consulting firm, a position he held from 2008 until early 2014. From 2007 to 2008, Dr. Loren was an Analyst with Perceptive Advisors, a healthcare-focused investment fund, and, prior to that, served as an analyst and portfolio manager for MTB Investment Advisors from 2005 to 2007. Prior to 2005, Dr. Loren was a Managing Director in the healthcare equity research group at Legg Mason, and before joining Legg Mason, a Research Chemist at the advanced technologies division of Abbott Laboratories and a Research Fellow at the Scripps Research Institute. Dr. Loren received his B.A. from the University of California, San Diego, and his Ph.D. from University of California, Berkeley. Currently, he is a director of Marina Biotech, Inc. Within the past five years, Dr. Loren has served on the boards of directors of Orchid Cellmark, Inc. and PolyMedix, Inc.

Dr. Loren has over 15 years of experience in financial markets and a decade of experience in research and development in the pharmaceutical and biotechnology industries. This unique combination makes Dr. Loren an important resource to our Board.

Marc R. Schneebaum has served as a director of the Company since April 2007. Mr. Schneebaum is a member of the Compensation Committee and the Chairman of the Audit Committee. Mr. Schneebaum served as President, Chief Executive Officer and a director of Predictive BioSciences, Inc., a commercial stage cancer diagnostics company, from 2011 to 2013. From 1997 to 2010, Mr. Schneebaum served as President, Chief

Executive Officer, and a director of Sensors for Medicine and Science, Inc., an emerging medical technology company. From 1991 to 1997, he served as Senior Vice President, Finance, Business Development and Administration, and Chief Financial Officer of Genetic Therapy, Inc., a biotechnology company (acquired by Sandoz/Novartis). From 1987 to 1991, Mr. Schneebaum was a Vice President at Alex Brown & Sons Incorporated, a leading investment banking firm (now part of Deutsche Bank), where he participated in a variety of finance and strategic assignments. Mr. Schneebaum began his career in the accounting and auditing group at KPMG LLP, advancing to Senior Manager in the management consulting group. Mr. Schneebaum, a Certified Public Accountant (inactive), received his degree in Business Administration from the University of Maryland. He has also served on the boards of the March of Dimes of Maryland and the Maryland Enterprise Investment Fund.

Mr. Schneebaum’s financial acumen, his varied leadership roles in the medical technology and biotechnology fields and his experience in investment banking, accounting, and management consulting at leading institutions bring a level of knowledge to the Board that aids greatly in its deliberations.

Directors Whose Terms Expire in 2015

Wayne T. Hockmeyer, Ph.D. has served as a director of the Company since December 2000. Dr. Hockmeyer is a member of the Nominating and Corporate Governance Committee, is the Chairman of the Compensation Committee, and was appointed Chairman of the Board in November 2013. Dr. Hockmeyer founded MedImmune, Inc. (MedImmune) in April 1988 as President and Chief Executive Officer and was elected a director of MedImmune in May 1988. Dr. Hockmeyer became Chairman of the board of directors of MedImmune in May 1993 and left his position as Chief Executive Officer in October 2000. Dr. Hockmeyer is currently retired, having resigned from his positions as a member of the MedImmune board of directors and as President of MedImmune Ventures, Inc. following the acquisition of MedImmune by AstraZeneca Biopharmaceuticals, Inc. in June 2007. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Currently, he is a director of Baxter International Inc., Idenix Pharmaceuticals, Inc., and the Indian River Medical Center. Within the past five years, Dr. Hockmeyer has also served on the board of Middlebrook Pharmaceuticals, Inc.

Dr. Hockmeyer’s experience for the past two decades at the forefront of biotechnology development provides a valuable resource and knowledge base for our Board. Dr. Hockmeyer’s experience in founding and managing MedImmune prior to its acquisition, both as its most senior executive and as Chairman of its board of directors, enables him to counsel the Board in a unique and beneficial manner.

Douglas J. Swirsky, has served as the President and Chief Executive Officer and as a director of the Company since September 2013. He joined the Company in 2006 as Chief Financial Officer, Corporate Secretary and Treasurer, which are positions he continues to hold. Prior to joining the Company, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and holder of a Chartered Financial Analyst® designation, previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his undergraduate degree in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a member of the Board of Directors of Fibrocell Science, Inc. Within the past five years, Mr. Swirsky has also served on the board of PolyMedix, Inc.

Mr. Swirsky’s background with, and institutional knowledge of, the Company together with his day-to-day leadership of our business gives the Board an invaluable executive with a Company-focused perspective.

Directors Whose Terms Expire in 2016

Zola P. Horovitz, Ph.D. has served as a director of GenVec since August 2003. Dr. Horovitz is a member of the Nominating and Corporate Governance Committee and the Audit Committee. Dr. Horovitz is currently retired. Dr. Horovitz served as a director of Diacrin, Inc. from 1994 to August 2003. From 1991 to 1994, Dr. Horovitz was Vice President, Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group and was Vice President, Licensing from 1989 to 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research and received his Ph.D. from the University of Pittsburgh. Dr. Horovitz currently serves as a director of Palatin Technologies, Inc. Within the past five years, Dr. Horovitz also served on the boards of Avigen, Inc., Genaera Corp., Immunicon Corp., NitroMed, Inc., BioCryst Pharmaceuticals, Inc., Inc. and DoV Pharmaceutical Inc. (acquired by Euthymics Bioscience, Inc. in July 2010).

Dr. Horovitz has spent over five decades in the pharmaceutical and biotechnology industry, and brings this depth of experience to his leadership of our Board. Dr. Horovitz’s wide range of business development and licensing expertise has served and will continue to serve as an important resource for the Board as the Company continues its development.

William N. Kelley, M.D. has served as a director of GenVec since June 2002. Dr. Kelley is a member of the Compensation Committee and is the Chairman of the Nominating and Corporate Governance Committee. Dr. Kelley brings a long history of involvement in experimental models of gene therapy to the Board. Dr. Kelley and his colleagues at the University of Michigan were the first to propose in vivo gene therapy as it is recognized today and the first to directly administer a human gene in vivo and obtain expression in an experimental animal model. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. He became Chief Executive Officer of the University of Pennsylvania Health System when it was established in 1993. He is currently Professor of Medicine at the School of Medicine of the University of Pennsylvania. In the national leadership arena, Dr. Kelley has served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine and Chair of the Residency Review Committee for Internal Medicine. Currently, he is a director of the Indian River Medical Center. Within the past five years, Dr. Kelley served on the board of directors of Merck & Co., Inc., Beckman Coutler, Inc., Advanced Bio-Surfaces, Inc. and PolyMedix, Inc.

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

Based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2013, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with in a timely manner except for one (1) Form 4 filed by Dr. Loren on September 24, 2013.

Code of Business Conduct and Ethics

The Board has adopted the Code of Business Conduct and Ethics (the Code), which sets forth standards of expected conduct of the Chief Executive Officer, financial executives, directors, executive officers and all employees of the Company. The Code includes policies on employment, conflicts of interest and confidential information and requires strict adherence to all laws and regulations applicable to the conduct of the Company’s business. A copy of the Code can be found in the Investors and Media — Corporate Governance section on the Company’s website at www.genvec.com. The Company will disclose any amendment to the Code or waivers of the Code relating to the Company’s directors, executive officers, principal financial and accounting officers, or persons performing similar functions on its website within five business days following the date of any such amendment or waiver.

Director Nomination Process

There have been no material changes to the process by which stockholders may submit nominees for election to the Board of Directors to the Nominating and Corporate Governance Committee since that process was described in the Company’s Proxy Statement filed with the SEC on November 22, 2013.

Audit Committee & Audit Committee Financial Expert

The Board has established the Audit Committee in accordance with Section 3(a) (58) (A) of the Exchange Act. The Board has adopted, and annually reviews, a written charter outlining the practices followed by the Audit Committee. The Audit Committee’s job is one of oversight as set forth in its Charter. It is not the duty of the Audit Committee to prepare the Company’s financial statements, to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate and are in accordance with accepted accounting principles. The Company’s management is responsible for the preparation, presentation and integrity of the financial statements. Management is also responsible for maintaining appropriate accounting and financial reporting practices and policies as well as internal controls and procedures designed to provide reasonable assurance that the Company is in compliance with accounting standards and applicable laws and regulations. The independent registered public accounting firm is responsible for planning and performing an independent audit of financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). The independent registered public accounting firm is responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles.

The members of the Audit Committee are Marc R. Schneebaum (Chairman), Zola P. Horovitz, Ph.D. and Stefan D. Loren. Each member of the Audit Committee is independent as defined by NASDAQ listing standards. The Board has determined that at least one member of the Audit Committee, Marc R. Schneebaum, is an Audit Committee Financial Expert as defined in the SEC’s rules and regulations. The Audit Committee is responsible for appointing, compensating, overseeing and evaluating the selection of the Company’s independent registered public accounting firm and is responsible for overseeing the following: management’s preparation of the Company’s financial statements and management’s conduct of the accounting and financial reporting processes; management’s maintenance of internal controls and procedures for financial reporting; the Company’s compliance with applicable legal and regulatory requirements, including without limitation those requirements relating to financial controls and reporting; the independent auditor’s qualifications and independence; and the performance of the independent auditors, including the annual independent audit of the Company’s financial statements.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES AND INFORMATION

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2013:

Name and Principal Position(1)	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Douglas J. Swirsky, Sr. Vice President, Chief Financial Officer	2013	316,259	53,200	152,156	—	6,500	528,115
	2012	310,919	—	117,138	75,305	10,175	513,537
Cynthia Collins, Chief Executive Officer	2013	303,750	—	257,496	—	249,269	810,515
	2012	273,438	—	497,404	126,000	59,996	956,838
Douglas E. Brough, Chief Scientific Officer	2013	310,650	33,250	103,466	—	6,500	453,866
	2012	288,206	—	146,423	64,491	8,960	508,080
Bryan T. Butman, Senior Vice President, Development(5)	2013	278,060	19,950	91,294	—	6,500	395,804

(1)	Mr. Swirsky became Chief Executive Officer in September 2013. Ms. Collins departed as Chief Executive Officer in September 2013.
(2)	Amounts represent the aggregate grant date fair value as computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.
(3)	Represents amounts earned under the Company's annual performance award plan for the respective year.
(4)	Amounts shown for 2013 are discussed below under Narrative Disclosure to Summary Compensation Table.
(5)	In 2013, Dr. Butman was named as an executive officer.

Narrative Disclosure to Summary Compensation Table

The following section provides a description of the 2013 compensation information contained in the Summary Compensation Table above for the following individuals, whom we refer to as our named executive officers:

•	Douglas J. Swirsky, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
•	Douglas E. Brough, Chief Scientific Officer
•	Bryan T. Butman, Senior Vice President, Development
•	Cynthia Collins, our former Chief Executive Officer

Mr. Swirsky became our Chief Executive Officer (CEO) in September 2013, which is when Ms. Collins departed from that position. Ms. Collins had been appointed as our CEO in May 2012.

Base Salaries

The Compensation Committee recommends a base salary level for the CEO, subject to Board approval, and approves base salary levels for the other named executive officers based on individual performance, promotions, and industry information. In considering base salary levels, the Compensation Committee gives most weight to the CEO's performance assessment of each named executive officer (other than himself or herself). Based on the recommendation by the Compensation Committee, Ms. Collins, Mr. Swirsky, and Drs. Brough and Butman did not receive an increase to their base salaries in 2013. After the departure of Ms. Collins and the appointment of Mr. Swirsky to the position of President and CEO in September 2013, Mr. Swirsky’s base salary was increased by 20.6% to $375,000 in December 2013.

Annual Performance Award Plan

Each year, the named executive officers have the opportunity to receive annual performance awards through participation in the Company's annual performance award plan. Participants in this plan are eligible to receive a target payment that is expressed as a percentage of the participant's base salary and that is based on performance of the Company and each named executive officer's overall individual performance (with the exception of the CEO). For 2013, annual performance award opportunities for Ms. Collins, Mr. Swirsky and Drs. Brough and Butman remained unchanged from the percentages used in the prior year, and were 50%, 35% and 30%, respectively. In December 2013, the Board of Directors adjusted Mr. Swirsky’s target payment expressed as a percentage of base salary at 50% consistent with his new role as President and CEO.

For Ms. Collins, at the time it was established, 100% of the annual performance award was based on corporate goals until her departure in September 2013. For Drs. Brough and Butman, 70% was payable based on corporate goals and 30% was payable based on individual goals. For Mr. Swirsky, at the time the Board adjusted his target payment, 100% of the annual performance award was based on corporate goals. Prior to the Board adjustment, Mr. Swirsky’s annual performance award was 70% payable based on corporate goals and 30% was payable based on individual goals.

The corporate goals for 2013 were set on January 23, 2013 and revised in March 2013. The goals, level of achievement and weight are described below:

Hearing Program	File IND (weighted 40%)
Business Development	Enter new corporate collaboration for RSV, HSV, or TNFerade (weighted 25%)
Hearing Program	Treat first patient (weighted 15%)
Malaria Program	Manufacture three Bulk Drug Lots (weighted 10%)
Financial Goals	2013 Cash Burn of $8M or less and other corporate initiatives (weighted 10%)

In general, achievement of 100% of the corporate goals and the Compensation Committee’s positive evaluation of individual performance will result in an annual incentive award payment to the individual at the target level. The Compensation Committee retains the discretion, however, to pay the annual performance awards at levels below or above the target level as it evaluates both the achievement of corporate goals, taking into account the weightings assigned to each goal, and the individual performance of the executives. Ms. Collins’s employment agreement provided that she was eligible for a payment under the annual performance award plan of up to 150% of her base salary in the event of superior performance.

The Compensation Committee determined that no annual performance awards should be awarded for 2013 given the lack of accomplishment of corporate goals.

Annual Stock Option Grants

The Company uses stock options for its equity incentive awards in order to be consistent with its objective to align the interests of stockholders and its executives. Stock options are awarded annually and are considered part of total compensation, along with base salary and annual performance awards. Stock options granted in 2013, consistent with awards in prior years, vest over a four-year period, with one-eighth of each option grant vesting six months after the date of grant and the remainder vesting ratably over the following 42 months. This vesting schedule was selected because of the Company's belief that it is consistent with industry practice while still providing a relatively long retention benefit.

Stock options that are granted as part of the long-term incentive program are granted with an exercise price equivalent to the closing price of the common stock on NASDAQ Capital Market on the date of grant. The exercise price of stock options granted to a newly hired executive officer is set at the closing price of GenVec's common stock on NASDAQ on the start date of the executive officer, which is a date on or after approval of the grant by the Compensation Committee. In 2013, Mr. Swirsky and Drs. Brough and Butman, received annual stock option grants of 125,000, 85,000 and 75,000, respectively, on January 22, 2013 at an exercise price of $1.56 per share.

Ms. Collins received a stock option award on January 23, 2013 for 200,000 options at an exercise price of $1.65 per share. Unvested options at the time of Ms. Collins’ departure in September 2013 were forfeited. At December 31, 2013, Ms. Collins had options to purchase 33,333 shares at an exercise price of $1.65 that expire on January 23, 2023 and 83,333 shares at an exercise price of $2.54 that expire on May 23, 2022.

Long-term Incentives — Special, One-time Restricted Share Grant

The Compensation Committee and our Board of Directors approved a special one-time award of 200,000, 125,000 and 75,000 restricted shares of our common stock to Mr. Swirsky, Dr. Brough and Dr. Butman, respectively, in September 2013 at the same time that the Board of Directors adopted our new operating strategy. The Committee determined it was appropriate to make the one-time award of restricted stock because of concerns about retention and to further align the interests of our executives with our stockholders. The Committee was concerned that, notwithstanding the positive performance of our leadership by creating a new operating strategy, there was a risk of not being able to retain the Company’s leadership who were viewed as important to achieve that strategy. Furthermore, the Committee determined it appropriate to make a grant to Mr. Swirsky to reflect his appointment as CEO. The stock award is disclosed in the stock award column of the summary compensation table.

All Other Compensation

In 2013, for Mr. Swirsky and Drs. Brough and Butman, the amounts shown in All Other Compensation in the Summary Compensation Table above include amounts for matching contributions under the Company’s 401(k) plan. For Ms. Collins the amount shown in All Other Compensation for 2013 represents amounts paid to Ms. Collins in 2013 pursuant to her employment agreement in connection with her departure from the Company in September 2013, reimbursements for her for moving expenses consistent with Company policy and a gross-up to cover applicable taxes on that reimbursement, matching contributions under the Company’s 401(k) plan, and payment of accrued vacation.

Employment, Severance and Change in Control Arrangements

GenVec had an employment agreement with Ms. Collins, and has salary continuation agreements with Mr. Swirsky and Drs. Brough and Butman and has a change in control agreement with Mr. Swirsky.

Employment Agreement with Ms. Collins.  The Company entered into an employment agreement with Ms. Collins on May 18, 2012 as a condition of her willingness to take the position of Chief Executive Officer. The employment agreement provides for the base salary and annual performance award provisions discussed above. Under the terms of the employment agreement, if Ms. Collins terminates her employment for “good reason” (as defined below) or if her employment is terminated by the Company without “cause” (as defined below) and other than by reason of death or disability, Ms. Collins will also be entitled to receive accrued compensation, her regular base salary for a period of 18 months and an amount equal to one and one-half times her target bonus as of the time of termination. The employment agreement also includes continued health care benefits until the earliest of the 18-month anniversary of the termination date, the date Ms. Collins is no longer eligible for continuation coverage and the date on which Ms. Collins becomes eligible to receive substantially similar coverage from another employer. In connection with her departure from the Company on September 3, 2013, Ms. Collins received these benefits.

If Ms. Collins terminates her employment for “good reason” or if her employment is terminated by the Company without “cause” within 12 months following a change in control (as defined below under the heading Acceleration of Stock Awards), Ms. Collins is entitled to receive accrued compensation amounts and a lump sum payment in an amount equal to the greater of (i) two times her base salary for the year in which the termination date occurs, or the year immediately preceding the year in which the change in control occurs (the Reference Base Salary), and (ii) two times her annual target bonus based on the Reference Base Salary. In connection with her departure from the Company on September 3, 2013, Ms. Collins did not receive these benefits as a change of control did not occur within three months of that date.

Whether or not Ms. Collins’s termination follows a change in control, the treatment of any outstanding equity awards is determined in accordance with the terms of the applicable award agreements.

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

Under the terms of the employment agreement, “good reason” is defined as the occurrence of any of the following events during the employment term without Ms. Collins’s written consent:

•	a material reduction in Ms. Collins’s base salary other than as a general reduction in base salary that affects all similarly situated executives in substantially the same proportions;
•	a material reduction in Ms. Collins’s target bonus opportunity;
•	a relocation of Ms. Collins’s principal place of employment by more than 50 miles, except for required travel on Company business to an extent substantially consistent with Ms. Collins’s business travel obligations as of the date of relocation;
•	any material breach by the Company of any material provision of the agreement or any material provision of any other agreement between the Executive and the Company;
•	a material adverse change in Ms. Collins’s title, authority, duties or responsibilities (other than temporarily while Ms. Collins is physically or mentally incapacitated or as required by applicable law) taking into account the Company’s size, status as a public company and capitalization on the date of the agreement; or
•	a material adverse change in the reporting structure applicable to Ms. Collins.

“Cause” is defined to include any of the following actions by Ms. Collins:

•	the willful failure to perform her duties (other than any such failure resulting from incapacity due to physical or mental illness);
•	the willful failure to comply with any duly authorized and legal directive of the Board;
•	the engagement in dishonesty, illegal conduct or misconduct, which is, in each case, materially injurious to the Company or its affiliates;
•	the embezzlement, misappropriation or fraud, whether or not related to the Executive’s employment with the Company;
•	the conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude;
•	the material, intentional unauthorized breach of the Proprietary Information Agreement (as defined in her employment agreement); or
•	the material breach of any material obligation under the agreement or any other written agreement between Ms. Collins and the Company.

Salary Continuation Agreements.  The Company entered into a salary continuation agreement with Mr. Swirsky when he joined the Company in 2006, which was pursuant to a form of agreement that was adopted in October 2002 and amended in December 2008 to provide for technical compliance with certain Treasury regulations. The Company has also entered into a salary continuation agreement with Drs. Brough and Butman with terms substantially similar to the form of agreement adopted in October 2002 as amended by the December 2008 amendment. Under the terms of the salary continuation agreements, if the named executive officer is terminated without “cause” (as defined below) and other than by reason of death or disability, the officer will be paid the officer’s regular base salary for a period of 12 months. The named executive officer will also receive a pro-rata bonus equal to the product of the bonus paid to the officer for the fiscal year preceding the termination date, divided by 12 months times the number of months of service during the year of termination. These agreements also include continued health and welfare benefits for the same period as the salary continuation, a non-compete for the same period as the salary continuation and a non-disparagement clause.

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

Acceleration of Stock Awards.  The form of stock option award agreements for stock option awards made to each of the named executive officers provides that in the event of a change in control, all unvested equity awards will accelerate in full. Under the terms of the stock option award agreements, a “change in control” means the occurrence of any of the following events:

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

In addition, pursuant to his change in control agreement, upon the death or disability of Mr. Swirsky during such time as he is entitled to any payments or benefits under the agreement, such payments and benefits are payable to Mr. Swirsky’s heirs or estate, respectively. To the extent Mr. Swirsky becomes entitled to benefits under the change in control agreement, the salary continuation agreement is superseded and he will not receive any benefit under that agreement.

Under the terms of the change in control agreement, “good reason” is defined as the occurrence of any of the following events without the consent of the executive in connection with a change of control, unless, if correctable, such circumstances are fully corrected with 30 days of the notice of termination given in respect thereof, which notice must be given within 90 days of the occurrence:

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

To constitute good reason for purposes of the change in control agreement, the termination by the executive must occur within two years following the initial occurrence of the event constituting the good reason.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to outstanding stock options and restricted stock awards held by the named executive officers as of December 31, 2013. All outstanding grants issued prior to 2012 were made under the Company’s 2002 Stock Incentive Plan. Grants made in 2012 and thereafter were made under the Company’s 2011 Omnibus Incentive Plan, with the exception of Ms. Collins’ grant in 2012 which was made pursuant to a CEO inducement award agreement.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)(2)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(3)
Cynthia Collins	83,333	—	2.54	5/23/2022
	33,333	—	1.65	1/23/2023
Paul H. Fischer	150,000	—	2.49	6/1/2022
Douglas J. Swirsky	30,000	—	11.30	9/18/2016
	3,000	—	26.10	1/18/2017
	15,000	—	17.90	1/16/2018
	22,500	—	4.10	1/22/2019
	14,687	313	22.00	1/20/2020
	14,583	5,417	5.70	1/19/2021
	28,750	31,250	2.49	1/18/2022
	28,645	96,355	1.56	1/22/2023
	—				200,000	464,000
Douglas E. Brough	1,250	—	32.10	1/15/2014
	500	—	39.50	3/1/2014
	2,500	—	18.80	1/19/2015
	2,500	—	16.90	1/18/2016
	4,000	—	26.10	1/18/2017
	2,500	—	17.90	1/16/2018
	4,000	—	21.80	4/16/2018
	4,000	—	4.10	1/22/2019
	12,240	260	22.00	1/20/2020
	3,354	146	17.90	2/1/2020
	14,583	5,417	5.70	1/19/2021
	35,937	39,063	2.49	1/18/2022
	19,479	65,521	1.56	1/22/2023
	—				125,000	290,000

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)(2)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(3)
Bryan T. Butman	3,000	—	32.10	1/15/2014
	4,500	—	18.80	1/19/2015
	7,500	—	16.90	1/18/2016
	7,500	—	26.10	1/18/2017
	17,500	—	17.90	1/16/2018
	22,500	—	4.10	1/22/2019
	14,687	313	22.00	1/20/2020
	14,583	5,417	5.70	1/19/2021
	28,750	31,250	2.49	1/18/2022
	17,187	57,813	1.56	1/22/2023
	—				75,000	174,000

(1)	All awards have been adjusted to reflect the effect of the Reverse Stock Split.
(2)	The options indicated in the table above as unexercisable at December 31, 2013 result from the following option grants which vest over a four year period with 12.5% vestiing after six months from the date of grant and the remainder vesting ratably over the next 42 months.

On January 20, 2010, Mr. Swirsky was granted 15,000 options, Dr. Butman was granted 15,000 options, and Dr. Brough was granted 12,500 options.

On February 1, 2010, Dr. Brough was granted 3,500 options.

On January 19, 2011, Mr. Swirsky, Dr. Brough, and Dr. Butman were each granted 20,000 options.

On January 18, 2012, Dr. Brough was granted 75,000 options and Mr. Swirsky and Dr. Butman were each granted 60,000 options.

On May 23, 2012, Ms. Collins was granted 250,000 options, of these options all but 83,333 were forfeited upon her departure.

On January 22, 2013, Mr. Swirsky was granted 125,000 options, Dr. Brough was granted 85,000 options and Dr. Butman was granted 75,000 options.

On January 23, 2013, Ms. Collins was granted 200,000 options, of these options all but 33,333 were forfeited upon her departure.

(3)	Restricted Stock has a two-year cliff vesting with 100% vesting on September 3, 2015. The market value of the shares of common stock that have not vested is based on the closing price of our common stock on the NASDAQ Capital Market of $2.32 on December 31, 2013.

On September 3, 2013, Mr. Swirsky was granted 200,000 shares of restricted stock, Dr. Brough was granted 125,000 shares of restricted stock, and Dr. Butman was granted 75,000 shares of restricted stock.

DIRECTOR COMPENSATION TABLE

The Compensation Committee, pursuant to its charter, periodically reviews the compensation of non-employee directors. The Company’s current policy for the compensation of non-employee directors, which was approved in September 2013, provides that non-employee directors of the Company receive $40,000 annually for their service on the Board of Directors. The new policy is effective as of October 1, 2013.

The Company’s previous policy for the compensation of non-employee directors, which was approved in September 2011 and in effect through September 2013, provided that non-employee directors of the Company received $30,000 annually for their service on the Board of Directors, $2,000 for each Board meeting attended and $1,000 for each committee meeting attended. Additionally, the chairman of each of the Company’s committees received an additional annual payment of $7,000, with the exception of the Audit Committee chairman who received an annual payment of $10,000. The Chairman of the Board of Directors received $35,000 annually, $4,000 for each Board meeting attended, and $1,000 per committee meeting.

Directors who are employees of GenVec do not receive fees or other compensation for their services as directors. All directors are reimbursed for travel and other expenses incurred in the performance of their duties.

In addition, pursuant to a policy adopted by the Board in 2012, each non-employee director receives: (i) upon becoming a director, an option to purchase 20,000 shares of common stock that is exercisable ratably over a four-year period, and (ii) after our annual meeting of stockholders each year, an annual grant of an option to purchase 15,000 shares of common stock, 50% of which becomes exercisable six months after the date of grant and 50% of which becomes exercisable 12 months after the date of grant. In the case of the Chairman of the Board, the annual grant is of an option to purchase 22,500 shares of common stock. Director options have an exercise price equal to the fair market value of our common stock on the date of the grant and a 10-year term.

The following table details the total compensation earned by the Company’s non-employee directors in 2013:

Name(1)	Fees Earned or Paid in Cash(2) ($)	Restricted Stock Awards ($)		Option Awards ($)		Total ($)
Wayne T. Hockmeyer, Ph.D.	$88,500	$19,950	(3)	$—		$108,450
Zola P. Horovitz, Ph.D.	$101,250	$19,950	(3)	$—		$121,200
William N. Kelley, M.D.	$77,500	$19,950	(3)	$—		$97,450
Marc R. Schneebaum	$91,500	$19,950	(3)	$—		$111,450
Stefan D. Loren, Ph.D.	$10,978	$—		$32,923	(3)	$43,901
Edward M. Connor, Jr., M.D.(4)	$44,299	$—		$—		$44,299
Adel A.F. Mahmoud, M.D., Ph.D.(4)	$40,299	$—		$—		$40,299
Kevin M. Rooney(4)	$41,299	$—		$—		$41,299

(1)	Neither Mr. Swirsky, the President and Chief Executive Officer of GenVec, nor his predecessor, Ms. Collins, receive compensation as a Director of the Company. Compensation for Mr. Swirsky and Ms. Collins is disclosed in the Summary Compensation Table.
(2)	All annual retainers payable to the chairman of the board, the chairman of each committee and for the directors in general are paid in quarterly installments.
(3)	On September 3, 2013, each of the Company's continuing non-management directors received a restricted stock award of 75,000 shares, which had an aggregate grant date fair value of $19,950, except for Dr. Loren. Dr. Loren received an initial grant of 20,000 stock options on September 19, 2013 when he became a member of the Board of Directors and an annual grant of 15,000 stock options on November 22, 2013, these grants had aggregate grant date fair values of $13,414 and $19,509 respectively. All fair values have been computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.
(4)	Drs. Connor and Mahmoud and Mr. Rooney resigned from the Board of Directors on September 3, 2013.

As of December 31, 2013, each director had the following number of vested and unvested equity awards outstanding:

Name(1)	Total (#)	Vested (#)	Unvested (#)
Wayne T. Hockmeyer, Ph.D.	102,000	27,000	75,000
Zola P. Horovitz, Ph.D.	114,000	39,000	75,000
William N. Kelley, M.D.	102,000	27,000	75,000
Marc R. Schneebaum	99,500	24,500	75,000
Stefan D. Loren, Ph.D.	35,000	—	35,000
Kevin M. Rooney(2)	23,000	23,000	—
Edward M. Connor, Jr., M.D.(2)	17,500	17,500	—
Adel A.F. Mahmoud, M.D., Ph.D.(2)	17,500	17,500	—

(1)	Unvested equity awards for all continuing directors with the exception of Dr. Loren’s unvested equity awards represent a grant of restricted stock that will vest on September 3, 2015. Dr. Loren has 15,000 stock options that will vest 50% on May 22, 2014 and 50% on November 22, 2014 with the remaining 20,000 stock options vesting ratably over four years beginning on September 19, 2014.
(2)	Dr. Connor and Mahmoud and Mr. Rooney resigned from our Board of Directors on September 3, 2013.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 24, 2014 (unless otherwise specified), regarding the beneficial ownership of the Company’s common stock by (i) each named executive officer (as defined below) of the Company (ii) each director of the Company and (iii) all current directors and executive officers as a group. As of March 24, 2014, there was one person known to the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. Shares of common stock subject to options currently exercisable or exercisable within 60 days after March 24, 2014 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 17,269,962 shares of common stock outstanding on March 24, 2014. Unless otherwise specified, the address for each director or executive officer is care of the Company at its principal office.

Name of Beneficial Owner(1)	Total Number of Shares Beneficially Owned	% of Class Owned
Beneficial Owner of More than 5% of the Outstanding Common Stock:
EcoR1 Capital Fund, L.P. and affiliates(2)	1,840,000	10.7%
Directors and Named Executive Officers:
Cynthia Collins(3)	116,666	*
Wayne T. Hockmeyer, Ph.D.	105,000	*
Zola P. Horovitz, Ph.D.	119,757	*
William N. Kelley, Ph.D.	102,500	*
Adel A.F. Mahmoud, M.D., Ph.D.	—	*
Kevin M. Rooney	—	*
Stefan D. Loren, Ph.D.	7,500	*

Name of Beneficial Owner(1)	Total Number of Shares Beneficially Owned	% of Class Owned
Marc R. Schneebaum	100,000	*
Douglas J. Swirsky	410,833	2.4%
Douglas E. Brough, Ph.D.	256,332	1.5%
Bryan T. Butman, Ph.D.	232,551	1.3%
All directors and executive officers as a group (8 persons)	1,334,473	7.7%

(1)	Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of March 24, 2014 in the following amounts: Cynthia Collins, 116,666 shares; Wayne T. Hockmeyer, 27,000 shares; Zola P. Horovitz, 39,000 shares; William N. Kelley, 27,000 shares; Marc R. Schneebaum, 24,500 shares; Douglas J. Swirsky, 178,833 shares; Douglas E. Brough 124,249 shares; Bryan T. Butman, 151,166 shares; and directors and executive officers as a group (8 people) 579,248 shares.
(2)	Based soley on the Schedule 13G/A filed February 1, 2014 by EcoR1 Capital Fund, L.P. (“Capital Fund”), EcoR1 Capital Fund Qualified, L.P., (“Qualified Fund”), EcoR1 Capital, LLC (“EcoR1”) and Mr. Oleg Nodelman. As disclosed in the Schedule 13G/A, (i) Capital Fund directly owns 1,141,379 shares, (ii) Qualified Fund directly owns 698,621 shares, (iii) EcoR1 may be deemed to beneficially own 1,840,000 shares as general partner of Capital Fund and Qualified Fund, and (iv) Mr. Nodelman may be deemed to beneficially own 1,840,000 shares as manager of EcoR1.

EcoR1 and Mr. Nodelman each disclaim beneficial ownership of the shares directly owned by Capital Fund. The address for the above entities and person is 409 Illinois Street, San Francisco, California 94158.

(3)	Ms. Collins departed from the Company on September 3, 2013.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2013:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,477,081	$10.03	1,035,125
Equity compensation plans not approved by security holders	—	—	—
Total	2,477,081	$10.03	1,035,125

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors has affirmatively determined that each of the following directors is independent within the meaning of the NASDAQ director independence standards: Wayne T. Hockmeyer, Ph.D.; Zola P. Horovitz, Ph.D.; William N. Kelley, M.D.; Stefan D. Loren, Ph.D.; and Marc R. Schneebaum. The Board of Directors has also affirmatively determined that each of the following former directors was independent within the meaning of the NASDAQ director independence standards until their resignation from our Board in September 2013: Edward M. Connor, Jr., M.D., Ph.D.,; Adel A.F. Mahmoud, M.D., Ph.D.; and Kevin M. Rooney. The Board of Directors has determined that Douglas J. Swirsky, the Company’s President and Chief Executive Officer and Cynthia Collins, the Company’s President and Chief Executive Officer until her departure in September 2013, are not independent within the meaning of the NASDAQ director independence standards. The Board has also determined that all standing committees of the Board of Directors are composed entirely of independent directors.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to GenVec by KPMG LLP for professional services rendered for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$250,000	$328,268
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$250,000	$328,268

Audit Fees

These fees consist of fees for professional services rendered for the audit of GenVec’s financial statements, review of the interim financial statements included in quarterly reports, and services in connection with regulatory filings.

Audit-Related Fees

These fees comprise assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. GenVec did not incur such fees during 2013 or 2012.

Tax Fees

These fees comprise tax compliance and tax preparation assistance for state and federal filings; consultations concerning tax related matters and other tax compliance projects. GenVec did not incur such fees with KPMG during 2013 or 2012.

All Other Fees

All other fees consist of fees not included in any other category. GenVec did not incur such fees with KPMG during 2013 or 2012.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by KPMG LLP, our independent registered public accounting firm. On an ongoing basis, management of GenVec defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of KPMG LLP. On a periodic basis, GenVec’s management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. In 2013, all fees paid to KPMG LLP were pre-approved pursuant to the Audit Committee’s policy. To ensure prompt handling of unexpected matters, the Audit Committee’s charter authorizes its Chairman to act on behalf of the Audit Committee in between regularly scheduled meetings, including pre-approving services provided by KPMG LLP. If the Chairman exercises this authority, he reports the action taken to the Audit Committee at its next regular meeting.

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

Exhibits — The following exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation, as amended, of the Company.(25)
3.1(a)	Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company.(26)
3.2	Amended & Restated Bylaws of the Company.(11)
4.1	Specimen Common Stock Certificate.(1)
4.2	Rights Agreement dated as August 11, 2011 between the Company and American Stock Transfer & Trust Company, LLC, the form of Certificate of Designation of Series B Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto.(26)
4.3	Form of Warrant.(14)
4.4	Form of Warrant.(15)
4.5	Form of Warrant.(17)
10.1	Form of Indemnification Agreement for Directors and Officers.*(1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(8)
10.3	Amendment to the GenVec, Inc. 2002 Stock Incentive Plan.*(19)
10.4	2011 Omnibus Incentive Plan.*(34)
10.5	Amendment to 2011 Omnibus Incentive Plan dated July 11, 2012.(28)
10.6	Amendment to 2011 Omnibus Incentive Plan dated September 3, 2013.*(34)
10.7	License Agreement dated May 31, 1996 between Scios, Inc. and the Company.(1)
10.8	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc.(6)
10.9	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company.(1)
10.10	Amendment to Lease Agreement between MOR BENNINGTON LLP and the Company dated March 11, 2009.(9)
10.11	Employment Agreement be and between Cynthia Collins and GenVec, Inc., dated as of May 18, 2012.*(29)
10.12	CEO Inducement Award of a Non-Qualified Stock Option by and between Cynthia Collins and GenVec, Inc., dated as of May 23, 2012.*(29)
10.13	Separation and Release Agreement by and between Paul H. Fischer and GenVec, Inc.;, dated as of May 22, 2012.*(29)
10.14	Consulting Agreement by and between Paul H. Fischer and GenVec, Inc., dated as of May 22, 2012.(29)

EXHIBIT NUMBER	DESCRIPTION
10.15	Form of Non-Qualified Stock Option Agreement by and between Paul H. Fischer and GenVec, Inc.(29)
10.16	Salary Continuation Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.17	Amendment to Salary Continuation Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(9)
10.18	Change in Control Agreement between the Company and Paul H. Fischer dated October 15, 2002.*(6)
10.19	Amendment to Change in Control Agreement between the Company and Paul H. Fischer dated December 9, 2008.*(9)
10.20	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(10)
10.21	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(9)
10.22	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(10)
10.23	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(9)
10.24	Salary Continuation Agreement between the Company and Douglas E. Brough dated February 1, 2010.*(31)
10.25	Salary Continuation Agreement between the Company and Bryan T. Butman dated October 15, 2002.*(32)
10.26	Amendment to Salary Continuation Agreement between the Company and Bryan T. Butman dated December 9, 2008.*(32)
10.27	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.(7)
10.28	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 30, 2006.+(12)
10.29	Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated January 30, 2007.+(22)
10.30	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated August 30, 2007.+(23)
10.31	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated November 9, 2007.(24)
10.32	Agreement with the United States Department of Homeland Security for development of adenovector-based foot and mouth vaccine, dated February 12, 2010.(18)
10.33	Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(16)
10.34	Amended and Restated License Agreement, dated May 23, 1998, between the Company and the Cornell Research Foundation.+(1)
10.35	Amendment to Amended and Restated License Agreement, dated March 18, 2002, between the Company and the Cornell Research Foundation.+(6)

EXHIBIT NUMBER	DESCRIPTION
10.36	Agreement for the Supply of Services related to Development Materials, dated August 4, 2010, between Novartis Pharma AG and GenVec, Inc.+(20)
10.37	Agreement, dated November 3, 2009, between GenVec, Inc. and SAIC-Frederick, Inc.+(21)
10.38	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated September 20, 2010.+(31)
10.39	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates dated December 31, 2012.+(33)
10.40	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates dated March 19, 2013.+(33)
10.41	Form of Investor Purchase Agreement.(14)
10.42	Form of Investor Purchase Agreement.(15)
10.43	Form of Investor Purchase Agreement.(17)
10.44	Agreement with the U.S. Naval Medical Logistics Command regarding malaria vaccine development for the U.S. Naval Medical Research Center, dated September 29, 2012.+(30)
10.45	Amendment, dated July 29, 2013, of Agreement with the U.S. Naval Medical Logistics Command regarding malaria vaccine development for the U.S. Naval Medical Research Center, dated September 29, 2012.+(34)
10.46	Amendment, dated January 24, 2012, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(31)
10.47	Amendment, dated February 12, 2013, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(32)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
24.1	Power of Attorney. (filed herewith)
31.1	Rule 13a-14(a) Certification by Chief Executive Officer and Chief Financial Officer. (filed herewith)
32.1	Rule 13a-14(b) Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.

(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-55590) filed with the Securities and Exchange Commission on February 14, 2001.
(3)	Incorporated by reference from our Registration Statement on Form 8-A (File No: 0-24469) filed with the Securities and Exchange Commission on September 26, 2001.
(4)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 22, 2003.
(5)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 29, 2002.
(6)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.
(7)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.
(8)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.
(9)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 16, 2009.
(10)	Incorporated by reference from our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.
(13)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 14, 2007.
(14)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 6, 2008.
(15)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 28, 2009.
(16)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 19, 2010.
(17)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 27, 2010.
(18)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 10, 2010.
(19)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 18, 2010.
(20)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 6, 2010.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2010.
(22)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.
(23)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2007.
(24)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2008.
(25)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 9, 2011.
(26)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 12, 2011.
(27)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 17, 2011.

(28)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on July 17, 2012.
(29)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 24, 2012.
(30)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2012.
(31)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2012.
(32)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 22, 2013.
(33)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2013.
(34)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.

By:	/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky President, Chief Executive Officer and Director
Date:	March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky	President, Chief Executive Officer and Director (Principal Executive Officer) Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 28, 2014
/s/ WAYNE T. HOCKMEYER, PH.D.* Wayne T. Hockmeyer, Ph.D.	Director	March 28, 2014
/s/ ZOLA P. HOROVITZ, PH.D.* Zola P. Horovitz, Ph.D.	Director	March 28, 2014
/s/ WILLIAM N. KELLEY, M.D.* William N. Kelley, M.D.	Director	March 28, 2014
/s/ MARC R. SCHNEEBAUM* Marc R. Schneebaum	Director	March 28, 2014
/s/ STEFAN D. LOREN, PH.D.* Stefan D. Loren, Ph.D.	Director	March 28, 2014

*By: /s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GenVec, Inc.:

We have audited the accompanying balance sheets of GenVec, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
March 28, 2014

GENVEC, INC.

BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,249	$4,150
Investments (Note 3)	856	11,105
Accounts receivable, net	201	947
Prepaid expenses and other	337	226
Total current assets	6,643	16,428
Property and equipment, net (Note 4)	514	805
Restricted cash	97	—
Other assets	—	197
Total assets	$7,254	$17,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,048	$1,500
Accrued expenses and other (Note 5)	1,596	2,187
Total current liabilities	2,644	3,687
Total liabilities	2,644	3,687
Commitments and Contingencies (Note 7)
Stockholders' equity (Note 8):
Preferred stock, $0.001 par value; 5,000 shares authorized in 2013 and 2012; none issued and outstanding in 2013 and 2012	—	—
Common stock, $0.001 par value; 30,000 shares authorized in 2013 and 2012; 13,678 and 12,948 shares issued and outstanding in 2013 and 2012	14	13
Additional paid-in capital	280,398	279,518
Accumulated other comprehensive loss (Note 3)	(22)	(27)
Accumulated deficit	(275,780)	(265,761)
Total stockholders' equity	4,610	13,743
Total liabilities and stockholders' equity	$7,254	$17,430

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands, except per share data)	2013	2012
Revenue from strategic alliances and research contracts (Note 6)	$3,682	$9,353
Operating expenses:
Research and development	5,492	14,348
General and administrative	8,484	9,102
Total operating expenses	13,976	23,450
Operating loss	(10,294)	(14,097)
Other income:
Interest and Other Income, net	275	42
Net loss	$(10,019)	$(14,055)
Basic and diluted net loss per share	$(0.77)	$(1.09)
Shares used in computation of basic and diluted net loss per share	12,948	12,940
Comprehensive Loss:
Net loss	$(10,019)	$(14,055)
Unrealized holding gain (loss) on securities available for sale	5	(19)
Comprehensive loss	$(10,014)	$(14,074)

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	12,958	$13	$278,239	$(8)	$(251,706)	$26,538
Net loss	—	—	—	—	(14,055)	(14,055)
Unrealized change in investments, net	—	—	—	(19)	—	(19)
Restricted stock issued under stock incentive plans	(10)	—	—	—	—	—
Stock-based compensation	—	—	1,279	—	—	1,279
Balance, December 31, 2012	12,948	$13	$279,518	$(27)	$(265,761)	$13,743
Net loss	—	—	—	—	(10,019)	(10,019)
Unrealized change in investments, net	—	—	—	5	—	5
Restricted stock issued under stock incentive plans	730	1	—	—	—	1
Stock-based compensation	—	—	880	—	—	880
Balance, December 31, 2013	13,678	$14	$280,398	$(22)	$(275,780)	$4,610

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(10,019)	$(14,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	242
Non-cash charges for stock-based compensation	880	1,279
Impairment of long lived assets	229	—
Gain on sale of long lived assets	(286)	—
Changes in current assets and liabilities, net	(407)	1,806
Changes in non-current assets, net	100	(89)
Net cash used in operating activities	(9,329)	(10,817)
Cash flows provided by investing activities:
Purchases of equipment	(376)	(355)
Proceeds from sale of property and equipment	550	—
Purchases of investment securities	(2,295)	(28,632)
Proceeds from sale and maturity of investment securities	12,549	39,840
Net cash provided by investing activities	10,428	10,853
Cash flows from financing activities:	—	—
Increase in cash and cash equivalents	1,099	36
Beginning balance of cash and cash equivalents	4,150	4,114
Ending balance of cash and cash equivalents	$5,249	$4,150

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited, and the U.S. Government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also a program to develop a vaccine for malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

On September 3, 2013, our former President and Chief Executive Officer, Cynthia Collins, departed the Company and resigned from the Company’s Board of Directors. Douglas J. Swirsky was appointed as the President and Chief Executive Officer of the Company and also was appointed to our Board of Directors.

Our current operating strategy was adopted in September 2013, when we announced that our Board of Directors withdrew a Plan of Complete Liquidation and Dissolution of the Company (the Plan of Dissolution) that had been adopted by the Board of Directors on May 24, 2013, subject to stockholder approval. After announcing the approval of the Plan of Dissolution by the Board of Directors, we received several proposals for transactions with us, including transactions to purchase all or portions of our assets or to engage in mergers with private companies that were looking to use us principally as a means to become publicly traded. As part of the Board of Directors' efforts to seek to maximize the value for our stockholders and to provide stockholders with appropriate information for their consideration, the Board of Directors considered these proposals. The process that we went through in evaluating alternative proposals, the business developments during that time, the challenges in monetizing our assets in the near term for values the Board of Directors thought would be fair, and the time that the process took, led the Board of Directors to conclude that it was in the best interests of our stockholders to withdraw the Plan of Dissolution and pursue our current operating strategy. This operating strategy is focused on advancing the Company’s technology through partnerships. Consistent with this strategy, GenVec is no longer investing its own resources in the development of its RSV and HSV vaccine candidates as it pursues collaborators for these programs.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION  – (continued)

In going through the process of considering the Plan of Dissolution and alternative transactions, we worked to terminate or further curtail a number of our contractual obligations and a significant portion of our operations. We also ceased to support some programs at the levels at which they were previously supported, or at all. On July 29, 2013, for example, we entered into a modification with the U.S. Naval Medical Logistics Command to terminate contractual obligations under our agreement related to malaria vaccine development efforts with the NMRC.

Our business strategy is focused on entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the development for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs.

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However we believe our current cash and investments and committed and expected revenues from our collaborators and strategic alliances and cash from our recently completed financings are expected to be sufficient to continue our current research, development and collaborative activities into the foreseeable future.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) USE OF ESTIMATES

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic alliances and research contract revenues, research and development activities, and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

(b) CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid debt instruments, time deposits, and money market funds with original maturities of three months or less.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

Research and development costs include internal research and development expenditures (such as salaries and benefits, raw materials, supplies, and allocated facility expenses), contracted services (such as sponsored research, consulting, manufacture of drug supply, and testing services of proprietary research) and development activities and similar expenses associated with collaborative research agreements. These costs are expensed as incurred.

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

We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal income taxes. Due to the Company’s prior equity transactions, the Company’s net operating loss and research and experimentation credit carryforwards may expire unutilized due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2013 and 2012.

(i) NET LOSS PER SHARE

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the years ended December 31, 2013 and 2012 approximately 1.6 million and 0.7 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.1 million and 1.4 million stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(j) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net loss and unrealized holding gains and losses from available-for-sale securities.

(k) STOCK-BASED COMPENSATION

We use the modified prospective method to account for stock-based compensation. Under this method, we measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period during which service is required to be provided. We estimate grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation cost that has been included in expense from continuing operations amounted to $0.9 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

(l) LONG-LIVED ASSETS

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

(m) COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(n) RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTES TO FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

There are no other new accounting pronouncements issued but not effective until after December 31, 2013 that are expected to have a significant effect on our financial position or results of operations.

(o) RECLASSIFICATIONS

We have made certain reclassifications to prior year accounts to conform to the 2013 presentation.

(3) FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820) that defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable (e.g. interest rates, yield curves, volatilities and default rates, among others) or can be corroborated by observable market data; and
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2013:

(In thousands)	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$5,249	$5,249	$—
Corporate notes and bonds	303	—	303
U.S. Government and agency securities	503	—	503
Equity Securities	50	50	—
Total assets at fair value	$6,105	$5,299	$806

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

NOTES TO FINANCIAL STATEMENTS

(3) FAIR VALUE MEASUREMENTS  – (continued)

We determine fair value for our investments with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate notes and bonds and U.S. government agency securities with maturities of less than twelve months.

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

A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
December 31, 2013
Marketable securities
Corporate and agency notes and corporate stock	$878	$—	$(22)	$856
Total marketable securities	$878	$—	$(22)	$856
December 31, 2012
Marketable securities
Corporate and agency notes and corporate stock	$11,132	$—	$(27)	$11,105
Total marketable securities	$11,132	$—	$(27)	$11,105

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2013	2012
	(in thousands)
Equipment	$5,777	$9,750
Leasehold improvements	6,543	6,563
Furniture and fixtures	437	437
	12,757	16,750
Less accumulated depreciation and amortization	(12,243)	(15,945)
	$514	$805

Depreciation and amortization expense related to property and equipment was $0.2 million for the years ended December 31, 2013 and 2012, respectively. In November 2013, we sold laboratory and other long-lived assets that were no longer needed for our current operating strategy. We recognized a gain of approximately $0.3 million on the sales. We also evaluated certain of our long-lived assets and determined that approximately $0.2 million of these assets were impaired during the second quarter of 2013. Gains and losses associated with the sale of long-lived equipment and the impairment of long-lived assets have been recorded within general and administrative expense, as applicable. Additionally, non-capital laboratory equipment was sold for net proceeds of approximately $0.3 million. Gains associated with the sale of non-capital laboratory supplies and equipment has been recorded as Other Income.

NOTES TO FINANCIAL STATEMENTS

(5) ACCRUED EXPENSES AND OTHER

Accrued expenses consist of the following at December 31:

	2013	2012
	(in thousands)
Payroll, compensation, and benefits	$905	$1,490
Professional fees	534	523
Other	157	174
Total accrued expenses	$1,596	$2,187

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS

We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows:

	2013	2012
	(in thousands)
Hearing Program	$924	$4,435
Foot and Mouth Disease Program	641	2,344
Vaccine Research Center	157	490
Malaria Program	1,571	359
Other strategic alliances and research grants	389	1,725
	$3,682	$9,353

(a) NOVARTIS

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee was recognized ratably over the initial term of the two-year research and collaboration term of the Agreement. Revenue recognized from the non-refundable upfront license fee was $3.7 million by the end of the initial Agreement due to the pricing agreement associated with the sale of our common stock. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the years ended December 31, 2013 and 2012 we recognized $0 and $78,000, respectively, of the upfront payment and $0.4 million and $0.8 million, respectively, for research performed under this Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones including (non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales-based milestones. During each of the years ended December 31, 2011 and 2010, we recognized $0.3 million of milestone payments as a result of the successful completion of preclinical development activities. In 2012 and 2013, there were no milestone payments received. In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the years ended December 31, 2013 and 2012 we recognized $0.4 million and $3.4 million, respectively, for services performed under this new agreement.

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

In both January 2012 and January 2013, we announced that we had extended our Research Collaboration and License Agreement with Novartis. Under the extensions, Novartis will fund research at GenVec through January 2014 to support this program.

In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the IND application filed by Novartis with the FDA. As of February 28, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales.

(b) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In January 2007, we signed a three-year agreement with the DHS, for the development of a vaccine candidate against foot-and-mouth disease (FMD) for livestock, under which we received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were exercised. Modifications to this agreement have brought the total value of the program up to approximately $20.8 million. During the years ended December 31, 2013 and 2012 we recognized $3,000 and $0.6 million for services performed under this new agreement, respectively. As of December 31, 2013, $20.7 million in revenue has been recognized under this contract since inception. Work under this agreement was completed in 2013.

In February 2010, we signed a contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this contract, GenVec was to receive $3.8 million in program funding the first year and an additional $0.7 million if DHS exercises its renewal option under the contract. Under this contract, we were to use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. In June 2010, the DHS exercised its renewal option for 2011 funding under this agreement for $0.7 million. During the years ended December 31, 2013 and 2012, we recognized $0.6 million and $1.7 million, respectively, for services performed under this agreement. As of December 31, 2013, $5.1 million in revenue has been recognized under this contract since inception. Work under this agreement will be completed in 2014.

(c) VACCINE RESEARCH CENTER

In November 2009, we entered into a contract with SAIC-Frederick, Inc., for the development of influenza and HIV vaccines pursuant to their prime grant from the National Cancer Institute. Work under this contract includes generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates currently in clinical testing. This four-year contract has a total value of over $22 million if all options are exercised. Revenues of $157,000 and $0.4 million were recognized under this contract for the years ended December 31, 2013 and 2012. As of December 31, 2013, $5.8 million in revenue has been recognized under this contract since inception. Work under this agreement was completed in 2013.

In July 2009, we received a grant from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIAID), valued at approximately $600,000 to identify new antigens for malaria vaccine development. We recognized $8,000 and $121,000 in revenue for the years ended December 31, 2013 and 2012.

In March 2012, we received a grant from the NIAID, valued at approximately $600,000 to identify novel highly protective antigens for malaria vaccine development. We recognized $133,000 and $94,000 in revenue for the years ended December 31, 2013 and 2012.

(d) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS

In October 2012, we signed an agreement worth approximately $3.5 million with the NMRC to further support malaria vaccine development. Under the terms of the agreement, we were responsible for producing clinical supplies of its malaria vaccine, which utilized our novel, proprietary technology. NMRC plans to use

NOTES TO FINANCIAL STATEMENTS

(6) STRATEGIC ALLIANCES AND RESEARCH CONTRACTS  – (continued)

this clinical material to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, we retained the right to commercialize this novel technology. We recognized $1.4 million in revenue under this contract in 2013 and no revenue in 2012. In July 2013 we entered into a modification with the NMRC to terminate contractual obligations under this agreement.

In May 2012, we received Phase 1 SBIR grant from the NIH to support the Company’s Respiratory Syncytial Virus (RSV) vaccine program. The SBIR grant, valued at approximately $590,000 provides funding to further understand the impact of maternal immunity against RSV on the generation of a protective immune response in newborns. We recognized $122,000 and $109,000 in revenue for the years ended December 31, 2013 and 2012.

In August 2009, we received a Phase 2 SBIR grant, valued at $2.5 million, from the NIAID to support the development of our cell line and vector production technology. Revenues of $0.3 million and $1.3 million were recognized under this grant for the years ended December 31, 2013 and 2012. Revenue recognized under this grant amounted to $2.3 million through December 31, 2013. Work under this grant was completed in 2013.

We have entered into other research grants with the government, primarily the NIH, and recognized revenue under other collaborations during 2013. Revenue recognized under these research grants totaled $0.2 million and $0.8 million in revenue for the years ended December 31, 2013 and 2012.

(7) COMMITMENTS AND CONTINGENCIES

(a) LEASE AGREEMENTS

We have a non-cancelable operating lease for our new facility in Gaithersburg, MD through October 31, 2019. We also have a non-cancelable operating lease for our old facility in Gaithersburg, MD through October 31, 2014. Rent expense under all operating leases was approximately $0.8 million for each of the years ended December 31, 2013 and 2012.

Future minimum lease payments under our non-cancelable operating leases are as follows (in thousands):

2014	$1,168
2015	246
2016	124
2017	128
2018	131
2019	113

(b) LICENSE AGREEMENT

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

(c) LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky, and Mark O. Thornton. Following appointment of

NOTES TO FINANCIAL STATEMENTS

(7) COMMITMENTS AND CONTINGENCIES  – (continued)

a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs asserted claims, purportedly on behalf of a class of persons who had purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants had violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs alleged generally that defendants had made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs alleged that these misrepresentations resulted in the Company’s common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs sought unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. On September 20, 2013, the Court granted this motion and dismissed the case in its entirety and with prejudice. Lead Plaintiffs did not file an appeal.

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arose out of the matters alleged to underlie the securities action. The plaintiff, who purported to bring the action derivatively on behalf of the Company, alleged that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. More particularly, the plaintiff’s Complaint alleged that as a result of the defendants’ failure of oversight, we disseminated misleading public statements and improperly continued with a clinical trial. While the Garnitschnig action did not seek a monetary recovery against the Company, plaintiff sought, among other things, an unspecified award of damages against the defendants, an order directing us to make certain changes to our corporate governance and oversight procedures, disgorgement by the defendants of compensation and an award of attorneys’ fees. Pursuant to the Court’s order dated April 5, 2013, the Garnitschnig case was stayed pending a decision on the motions to dismiss filed in the Shah action. On October 2, 2013, the parties entered into a stipulation confirming that the stay of the Garnitschnig action was lifted and providing that, if the plaintiff elected to continue with the action, he would file an Amended Complaint on or before November 26, 2013.

On November 1, 2013, the plaintiff in the Garnitschnig action filed an Amended Verified Shareholder Derivative and Class Action Complaint (the “Amended Complaint”) that supersedes the previous Complaint and now asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged violations of the duty of candor. The plaintiff, who now purports to bring the Amended Complaint both derivatively and as a shareholder class action, alleges that certain current and former members of the Board of Directors exceeded their authority under the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) by exceeding certain limits applicable to both stock options and restricted stock. The Amended Complaint further alleges that Company’s Proxy Statement is materially false and misleading for failing to disclose the alleged violations of the 2011 Plan. The Amended Complaint seeks, among other things, an unspecified amount of damages.

On November 1, 2013, the plaintiff in the Garnitschnig action also filed a motion for preliminary injunction seeking to postpone the Company's 2013 annual meeting unless and until certain disclosures were made to the Company's shareholders regarding the 2011 Plan. On November 20, 2013, the Court denied that motion in its entirety. Defendants then filed motions to dismiss the Amended Complaint on January 27, 2014. Those motions have not yet been fully briefed and remain pending. The Company intends to vigorously defend this action. We also are informed that the individual defendants deny the material allegations of the Garnitschnig action and intend to continue vigorously defending the case.

NOTES TO FINANCIAL STATEMENTS

(7) COMMITMENTS AND CONTINGENCIES  – (continued)

(d) RESTRUCTURING

On September 25, 2012, we eliminated 23 positions, or approximately 30% of our workforce in order to reduce our operating costs and conserve capital. As a result, approximately $0.7 million of severance costs was incurred in the third quarter of 2012, all of which has been paid as of September 30, 2013.

On February 7, 2013, we eliminated nine positions as part of our efforts to lower operating costs to conserve capital. The Company incurred $0.2 million of expenses due to the position eliminations with approximately $85,000 paid in the first quarter of 2013 and $90,000 in the second quarter of 2013.

On June 28, 2013, we announced the termination of 30 of our then-remaining 41 employees. The Company incurred $0.3 million of expenses in the second quarter of 2013 due to the position eliminations, which resulted in cash expenditures of that amount in the third quarter.

On September 3, 2013, we announced that Cynthia Collins, our then President and Chief Executive Officer, had departed the Company and resigned as a member of its Board of Directors. Douglas J. Swirsky, who had served as GenVec’s Senior Vice President and Chief Financial Officer since 2006, was named as the Company’s President and Chief Executive Officer and appointed to the Company’s Board of Directors. The Company incurred $1.0 million of expense in the third quarter of 2013 due to the departure of Ms. Collins that will be paid out over 18 months, in accordance with her employment agreement.

Costs associated with the elimination of positions have been recorded as a general and administrative personnel cost.

At December 31, 2013 and 2012, liabilities of approximately $817,000 and $469,000, respectively, remain in accrued expenses for the unpaid portion of the severance costs.

(8) STOCKHOLDERS’ EQUITY

(a) CAPITAL STOCK

In January 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. As of March 24, 2014, pursuant to the Equity Distribution Agreement and the Registered Direct Offering described below we have sold approximately $11.6 million of securities since February 11, 2014.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of March 18, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

On March 18, 2014, we sold 2,870,000 shares of our common stock in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

in net proceeds of approximately $8.4 million. We intend to use the net proceeds from the sale of shares in the Registered Direct Offering for operating costs, working capital and general corporate purposes.

In September 2001, our Board of Directors of the Company adopted a Stockholders Rights Plan, and in connection therewith declared a dividend which was issued on September 28, 2001 of one preferred stock purchase right (a Right) for each share of common stock outstanding. The Rights would become exercisable only if a person or group acquired beneficial ownership of 20 percent or more of the outstanding common stock of GenVec (an Acquiring Person), or announced the intention to commence a tender or exchange offer the consummation of which would result in that person or group becoming an Acquiring Person. The Stockholder Rights Plan expired in September 2011.

In August 2011, the Company’s Board of Directors adopted a new Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, to be effective on September 7, 2011 upon expiration of the prior Stockholder Rights Agreement. The new Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2013 or December 31, 2012.

In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2013 and 2012:

•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.
•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

(b) STOCK-BASED COMPENSATION

Stock Incentive Plans

Our stockholders approved the 2011 Omnibus Incentive Plan (2011 Plan) in June 2011. In July 2012 at the Company’s 2012 Annual Meeting of Stockholders, the stockholders of GenVec, Inc. (the “Company”) approved an amendment to the GenVec, Inc. Omnibus Incentive Plan (the “2011 Plan”) to increase the number of shares of common stock that are available to be issued through grants or awards made thereunder or through the exercise of options granted thereunder by 640,000 shares. On September 3, 2013, the Board of Directors of the Company acted to award shares of restricted stock pursuant to the 2011 Plan and thereby amended the Plan to provide that the limitation in Section 6.2(b) of the 2011 Plan on the maximum number of shares of stock that may be granted under the 2011 Plan, other than pursuant to Options or SARs (as those terms are defined in the 2011 Plan), in a calendar year was increased to 200,000 shares for purposes of those awards. In November 2013 at the Company’s 2013 Annual Meeting of Stockholders, the stockholders of the

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

Company approved an amendment to the 2011 Plan to increase the number of shares of common stock that are available to be issued through grants or awards made thereunder or through the exercise of options granted thereunder by 500,000 shares. At December 31, 2013 there are 1,035,125 shares available for future issuance and 1,345,542 outstanding options and 730,000 outstanding restricted stock awards under the 2011 Plan, CEO incentive, and 2002 Plan. Options outstanding under the 2011 Plan at December 31, 2013 expire through 2023. Restricted stock awards generally vest over a two-year term, with 100% vesting two years after issuance. In 2013, no restricted stock awards vested.

Stock options granted under the 2011 Plan generally have a contractual term of 10 years and will vest and become exercisable as to one-eight (1/8th) of the shares of common stock covered by the option on the six month anniversary of the grant date and, on the first day of each month thereafter the option will vest and become exercisable as to an additional one-forty-eighth (1/48th) of the shares of common stock covered by the option until the option is fully exercisable. The Compensation Committee administers the 2011 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.

The 2011 Plan replaces the 2002 Stock Incentive Plan (2002 Plan), which was approved in June 2002 as the replacement for the 1993 Stock Incentive Plan (1993 Plan). There are 371,876 outstanding options and no outstanding restricted stock awards under the 2002 Plan at December 31, 2013. Options outstanding under the 2002 Plan at December 31, 2013 expire through 2021. Restricted stock awards under the 2002 Plan generally vest over a three-year term, with 50% vesting two years after issuance and 50% vesting three years after issuance. In 2012, all 11,750 remaining outstanding restricted stock awards issued under the 2002 Plan vested on October 14, 2012.

In May 2012, the Company granted an Inducement Award to purchase shares of common stock to our then President and Chief Executive Officer pursuant to a CEO inducement award agreement. The Inducement Award allows for the purchase of up to 250,000 shares of common stock at an exercise price per share equal to $2.54. The option has a ten-year term and will vest and become exercisable as to one-eighth ( 1/8th) of the shares of common stock covered by the option on the six month anniversary of the grant date and, on the first day of each month thereafter the option will vest and become exercisable as to an additional one-forty-eighth ( 1/48th) of the shares of common stock covered by the option until the option is fully exercisable. When Ms. Collins departed the Company she forfeited her unvested shares as of September 3, 2013. There are 83,333 outstanding options awards under the CEO inducement plan at December 31, 2013.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the years ended December 31, 2013 and 2012, which was allocated as follows:

	Years ended December 31,
	2013	2012
	(in thousands)
Research and development	$472	$864
General and administrative	408	415
	$880	$1,279

We use the Black-Scholes pricing model to value stock options. The weighted-average estimated fair value of employee stock options granted during the 12 months ended December 31, 2013 and 2012 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	2013	2012
Weighted average risk-free interest rate	1.06%	1.05%
Expected dividend yield	0.00%	0.00%
Expected volatility	98.09%	97.97%

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

	2013	2012
Expected life (years)	6.10	6.30
Weighted-average fair value of options granted	$1.23	$1.99

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 1.00 percent to 1.85 percent and 0.81 percent to 1.66 percent, respectively, for the years ended December 31, 2013 and 2012. The dividend yield is based on the assumption that we are not expected to declare a dividend over the life of the options. The volatility assumption for 2013 and 2012 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.10 and 6.30, respectively. The expected life of employee stock options represents the weighted average combining the actual life of the options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term.

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2013 and 2012 has been adjusted for actual forfeitures during the respective periods. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The activity of the plans from December 31, 2011 to December 31, 2013 is as follows:

(in thousands, except per share data)	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,021	14.77
Granted	1,006	2.48
Cancelled	(618)	12.34
Outstanding at December 31, 2012	1,409	7.06
Granted	676	1.57
Exercised	—	—
Forfeited	(551)	2.29
Cancelled	(188)	13.55
Stock options outstanding at December 31, 2013	1,346	$5.35	7.6	$306
Vested or expected to vest at December 31, 2013	1,281	$5.52	7.5	$271
Exercisable at December 31, 2013	919	$6.88	7.0	$77

Unrecognized stock-based compensation expense related to stock options was approximately $0.5 million as of December 31, 2013. This amount is expected to be expensed over a weighted average period of 2.5 years. There were no stock options exercised during the years ended December 31, 2013 or 2012.

NOTES TO FINANCIAL STATEMENTS

(8) STOCKHOLDERS’ EQUITY  – (continued)

The following table summarizes information about our stock options outstanding at December 31, 2013:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00 – $10.00	1,126	8.3	$2.53	701	$2.86
$10.01 – $20.00	124	3.2	15.82	124	15.82
$20.01 – $30.00	83	5.0	23.57	81	23.59
$30.01 – $41.00	13	0.7	33.21	13	33.21
	1,346	7.6 years	$5.35	919	$6.88

As of December 31, 2013 options covering 919,224 shares were exercisable at $1.56 to $41.00 per share (average $6.88 per share) and options covering 1,035,125 shares remain available to be granted.

Restricted Stock Awards

In September 2013, the Company issued 730,000 restricted shares of common stock under the 2011 Plan. The following table summarizes the status of the Company’s unvested restricted stock as of December 31, 2013:

(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU's at December 31, 2011	20	$7.90
Granted	—	—
Vested	(12)	—
Forfeited	(8)	—
Non-vested RSU's at December 31, 2012	—	—
Granted	730	0.27
Vested	—	—
Forfeited	—	—
Non-vested restricted stock units at December 31, 2013	730	$0.27	$194
Expected to vest at December 31, 2013	582	$0.27	$155

Restricted stock awarded in 2013 vests 100% two years after the date of grant. The cost of the grant is charged to operations over the vesting period. Unrecognized stock-based compensation expense related to restricted stock units was approximately $0.2 million as of December 31, 2013. This amount is expected to be expensed over a weighted average period of 1.7 years.

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
	1,131,539

On June 11, 2013, 220,383 warrants with an exercise price of $20.16 issued in June 2008 expired. There were no warrants exercised during the year ended December 31, 2013.

(9) INCOME TAXES

For the years ended December 31, 2013 and 2012 there is no provision for income taxes included in the statement of operations. We have incurred operating losses, but have not recorded an income tax benefit for

NOTES TO FINANCIAL STATEMENTS

(9) INCOME TAXES  – (continued)

2013 and 2012 as we have recorded a valuation allowance against our net operating losses and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows (in thousands):

	2013	2012
Tax provision computed at the statutory rate	$(3,406)	$(4,779)
State income taxes, net of federal income tax provision	(546)	(765)
Book expenses not deductible for tax purposes	11	18
Nondeductible compensation expense	185	277
Expired net operating losses and other	1,662	17,305
Change in valuation allowance for deferred tax assets	2,094	(12,056)
Income tax expense	$—	$—

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

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	2013	2012
Net operating loss carryforwards	$98,944	$95,497
Research and experimentation tax credit	14,226	14,568
Property and equipment, principally due to differences in depreciation	(141)	(151)
Accrued severance	266	102
Deferred compensation expense	783	2,053
Other	197	131
Total deferred tax assets	114,275	112,200
Valuation allowance	(114,275)	(112,200)
Net deferred tax assets	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

At December 31, 2013, we have net operating loss carryforwards of approximately $250.8 million for federal income tax purposes which expire at various dates through 2032. We have research and experimentation tax credit carryforwards of $14.2 million at December 31, 2013 which will expire at various dates through 2032. During 2013, $0.3 million of research and experimentation tax credit expired.

Our NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. The amount of US loss carryforward which can be used by the Company each year is limited due to changes in the Company’s ownership which occurred in 2006. Thus, a portion of the Company’s loss carryforward may expire unutilized.

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

As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained effective January 1, 2007. At December 31, 2013 and December 31, 2012, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2013 and 2012.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2010.

(10) QUARTERLY RESULTS (UNAUDITED)

Our unaudited quarterly information is as follows:

2013 (unaudited)	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$1,207	$748	$1,582	$145
Operating Loss	$(3,054)	$(3,131)	$(2,963)	$(1,146)
Net Loss	$(3,045)	$(3,126)	$(2,961)	$(887)
Basic and Diluted Loss Per Share	$(0.24)	$(0.24)	$(0.23)	$(0.07)

2012 (unaudited)	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$3,164	$2,540	$2,128	$1,521
Operating Loss	$(3,203)	$(3,673)	$(4,051)	$(3,170)
Net Loss	$(3,194)	$(3,663)	$(4,039)	$(3,159)
Basic and Diluted Loss Per Share	$(0.25)	$(0.28)	$(0.31)	$(0.24)

The loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the loss per share for the four quarters may not equal the loss per share for the respective 12-month period.

(11) SUBSEQUENT EVENTS

On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants.

In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application filed by Novartis with the U.S. Food and Drug Administration. As of February 28, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales.

On February 11, 2014, we entered into an Equity Distribution Agreement with Roth Capital Partners, LLC (Roth), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to

NOTES TO FINANCIAL STATEMENTS

(11) SUBSEQUENT EVENTS  – (continued)

use the net proceeds from the sale of shares, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of March 18, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

On March 18, 2014, we sold 2,870,000 shares of our common stock in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in net proceeds of approximately $8.4 million.