Form 10-Q
period 2014-03-31
GENVEC INC
filed 2014-05-12
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number:	0-24469

GenVec, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2705690
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

910 Clopper Road, Suite 220N, Gaithersburg, Maryland	20878
(Address of principal executive offices)	(Zip Code)

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

Yes ☐       No ☒

As of April 30, 2014, the Registrant had 17,269,962 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,191	$5,249
Investments	62	856
Accounts receivable, net	2,170	201
Prepaid expenses and other	187	337
Total current assets	17,610	6,643
Property and equipment, net	426	514
Restricted cash	97	97
Total assets	$18,133	$7,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,606	$1,048
Accrued expenses and other	1,977	1,596
Total current liabilities	3,583	2,644

Other liabilities	26	-
Total liabilities	3,609	2,644

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2014 and 2013	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 17,270 shares issued and outstanding at March 31, 2014 and 13,678 shares issued and outstanding at December 31, 2013	17	14
Additional paid-in capital	291,260	280,398
Accumulated other comprehensive loss	(10)	(22)
Accumulated deficit	(276,743)	(275,780)
Total stockholders' equity	14,524	4,610
Total liabilities and stockholders’ equity	$18,133	$7,254

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenues from strategic alliances and research contracts	$2,131	$1,207

Operating expenses:
Research and development	698	2,354
General and administrative	2,397	1,907
Total operating expenses	3,095	4,261

Operating loss	(964)	(3,054)

Other income:
Interest and other income, net	1	9

Net loss	$(963)	$(3,045)

Basic and diluted net loss per share	$(0.07)	$(0.24)

Shares used in computation of basic and diluted net loss per share	13,648	12,948

Comprehensive Loss:

Net loss	$(963)	$(3,045)

Unrealized holding gain on securities available for sale	12	12

Comprehensive loss	$(951)	$(3,033)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(963)	$(3,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100	49
Non-cash charges for stock-based compensation	98	321
Loss on disposal of long-lived assets	22	-
Changes in current assets and liabilities, net	(880)	(552)
Changes in non-current liabilities, net	26	(28)
Net cash used in operating activities	(1,597)	(3,255)

Cash flows from investing activities:
Purchases of property and equipment	(34)	(229)
Purchases of investment securities	-	(1,408)
Proceeds from maturities of investment securities	806	4,700
Net cash provided by investing activities	772	3,063

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	10,767	-
Net cash provided by financing activities	10,767	-

Increase (decrease) in cash and cash equivalents	9,942	(192)
Beginning balance of cash and cash equivalents	5,249	4,150

Ending balance of cash and cash equivalents	$15,191	$3,958

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	General

Basis of Presentation

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2014 and December 31, 2013 and the results of its operations and cash flows for the three-month periods ended March 31, 2014 and March 31, 2013. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited and the U.S. Government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders, as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicates that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have a program to develop a vaccine for malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and are in collaboration with the U.S. Department of Agriculture (USDA).

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash and investments and committed and expected revenues from our collaborators and strategic alliances and cash from our financings that were completed in the first quarter of 2014 are expected to be sufficient to continue our current research, development and collaborative activities into the foreseeable future.

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic alliances and research contract revenues, research and development activities and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met (i) a contract is executed; (ii) the contract price is fixed and determinable; (iii) delivery of the services or products has occurred; and (iv) collectability of the contract amounts is considered probable.

Our collaborative research and development agreements provide for upfront license fees, research payments and/or substantive milestone payments. Upfront non-refundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement. Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

Research and development revenue from cost-reimbursement and cost-plus fixed-fee agreements is recognized as earned based on the performance requirements of the contract. Revisions in revenues, cost and billing factors, such as indirect rate estimates, are accounted for in the period of change. Reimbursable costs under such contracts are subject to audit and retroactive adjustment. Contract revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Contract revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms and past experience with disallowed costs and reimbursement levels. Payments received in advance of work performed are recorded as deferred revenue.

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

Recent Accounting Pronouncements

There were no new pronouncements effective as of March 31, 2014 that had a material effect on our financial position, results of operations, or cash flows. Additionally, other new pronouncements issued but not effective until after March 31, 2014 are not expected to have a material effect on our financial position, results of operations, or cash flows.

(2)	Fair Value Measurements

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820) which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and other inputs that are observable (e.g., interest rates, yield curves, volatilities and default rates, among others) or that can be corroborated by observable market data; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet as of March 31, 2014:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$15,191	$15,191	$-
Equity securities	62	62	-
Total assets at fair value	$15,253	$15,253	$-

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of December 31, 2013 on the Condensed Balance Sheet:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:

Cash and cash equivalents	$5,249	$5,249	$-
Corporate notes and bonds	303	-	303
U.S. Government and agency securities	503	-	503
Equity securities	50	50	-
Total assets at fair value	$6,105	$5,299	$806

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate notes and bonds and U.S. government agency securities with maturities of less than 12 months. At March 31, 2014, we had no Level 2 investments.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include: (i) the financial condition and business plans of the investee, including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2014 or 2013.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $12,000 for each of the three months ended March 31, 2014 and March 31, 2013.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month periods ended March 31, 2014 and March 31, 2013, which was allocated as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)

Research and development	$42	$219
General and administrative	56	102
	$98	$321

We use the Black-Scholes pricing model to value stock options. The estimated fair value of employee stock options granted during the three months ended March 31, 2014 and 2013 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013

Risk-free interest rate	1.88%	1.00%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.91%	98.09%
Expected life (years)	6.05	6.08
Weighted-average fair value of options granted	$3.06	$1.24

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants, 1.87% to 1.99% for the three months ended March 31, 2014 and 1.00% for the three months ended March 31, 2013. The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The volatility assumptions for the 2014 and 2013 periods are based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.05 years and 6.08 years, respectively. The expected life of employee stock options represents the weighted average combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2014:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2013	1,346	$5.35
Granted	230	3.90
Expired	(6)	32.78
Stock options outstanding at March 31, 2014	1,570	$5.04	7.70	$537
Vested or expected to vest at March 31, 2014	1,420	$5.27	7.54	$470
Exercisable at March 31, 2014	953	$6.57	6.83	$215

Unrecognized stock-based compensation related to stock options was approximately $1.2 million as of March 31, 2014. This amount is expected to be expensed over a weighted average period of 3.2 years. There were no options exercised during the three months ended March 31, 2014 or 2013.

The following table summarizes information about our stock options outstanding as of March 31, 2014:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,356	8.36	$2.76	739	$2.83
$10.01 - $20.00	124	2.91	15.82	124	15.82
$20.01 - $30.00	82	4.73	23.57	82	23.57
$30.01 - $41.00	8	0.92	33.50	8	33.50
	1,570	7.70	$5.04	953	$6.57

Restricted Stock Awards

In September 2013, the Company issued 730,000 restricted shares of common stock under the 2011 Plan. Restricted stock awarded in 2013 vests 100% two years after the date of grant. The cost of the grant is charged to operations over the vesting period. Unrecognized stock-based compensation expense related to restricted stock units was approximately $0.1 million as of March 31, 2014. This amount is expected to be expensed over a weighted average period of 1.4 years.

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2014 and 2013 approximately 1.7 million and 0.8 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 1.1 million and 1.4 million stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(5)	Stockholders’ Equity

Financing Activities

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including in negotiated transactions. The ATM Offering was made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the Registered Direct Offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of April 30, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million, all of which were completed prior to March 31, 2014.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of April 30, 2014, pursuant to the Equity Distribution Agreement and the Registered Direct Offering described above we have sold approximately $11.6 million of securities since February 11, 2014, all of which were completed prior to March 31, 2014.

Warrants

The table below sets forth the outstanding warrants to purchase shares of common stock as of March 31, 2014:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

May 2009	711,539	$8.58	5/29/2014	Exercisable
February 2010	420,000	$27.50	2/1/2015	Exercisable
	1,131,539

During the three months ended March 31, 2014, no warrants were exercised.

(6)	Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended March 31, 2014 and 2013 we recognized $3,000 and $0.1 million, respectively, for research performed under this Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones (including non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales-based milestones. During each of the years ended December 31, 2011 and 2010, we recognized $0.3 million of milestone payments as a result of the successful completion of preclinical development activities. In 2012 and 2013, there were no milestone payments received. In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166. As of April 30, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales, if any.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the three months ended March 31, 2014 and 2013 we recognized $0.1 million and $0.2 million, respectively, for services performed under this agreement.

(7)	Litigation

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs asserted claims, purportedly on behalf of a class of persons who had purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants had violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs alleged generally that defendants had made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs alleged that these misrepresentations resulted in the Company’s common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs sought unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. On September 20, 2013, the Court granted this motion and dismissed the case in its entirety and with prejudice. Lead Plaintiffs did not file an appeal.

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

(8)	Restructuring

On January 10, 2014, we relocated our corporate offices from 65 W. Watkins Mill Road in Gaithersburg, MD to 910 Clopper Road, Suite 220N in Gaithersburg, MD. As a result of our relocation, the Company incurred $0.7 million of expense in the first quarter of 2014. This amount is comprised of $0.6 million for accrued rent expense and $57,000 of accelerated depreciation for long-lived assets that are not expected to be utilized after our relocation. Accrued rent expense for the Company’s lease obligation through October 31, 2014 will be paid monthly over the remaining lease term. At March 31, 2014, the liability remaining in accrued expenses for the unpaid portion of rental costs are $436,000. There was no such liability at December 31, 2013.

At March 31, 2014 and December 31, 2013, liabilities of approximately $641,000 and $817,000, represent the unpaid portion of severance costs related to the departure of Cynthia Collins, our former President and Chief Executive Officer in September 2013.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	decisions we make with respect to the future and strategic direction of our Company;

•	the uncertainties regarding our long-term stability and plans raised by our adoption and then abandonment of a Plan of Complete Liquidation and Dissolution of the Company;

•	our product candidates being in the early stages of development;

•	our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;

•	our reliance on collaborators;

•	the timing, amount and availability of revenues from our government-funded vaccine programs;

•	uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;

•	the timing and content of future Food and Drug Administration (FDA) regulatory actions related to us, our product candidates, or our collaborators;

•	our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations, and our ability to lower our operating costs; and

•	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update our forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited and the U.S. Government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicates that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing and commercialization activities. However we believe our current cash and investments and committed and expected revenues from our collaborators and strategic alliances and cash from our financings completed in the first quarter of 2014 are expected to be sufficient to continue our current research, development and collaborative activities into the foreseeable future.

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. The description of our business in this Quarterly Report on Form 10-Q should be read in conjunction with those material risks and uncertainties.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Results of Operations

GenVec’s net loss was $1.0 million or $0.07 per share on revenues of $2.1 million for the three months ended March 31, 2014. This compares to a net loss of $3.0 million or $0.24 per share on revenues of $1.2 million in the same period in the prior year. Included in our net loss for the first three months of 2014 was stock-based compensation expense of $98,000, as compared to $321,000 for the same period in the prior year. GenVec ended the first quarter of 2014 with $15.3 million in cash, cash equivalents and investments.

Revenue

Revenues for the three-month period ended March 31, 2014 were $2.1 million, which represents a 77% increase as compared to $1.2 million in the comparable prior year period.

Revenues for the three-month period ended March 31, 2014 were derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from the Company’s funded research and development programs with the Department of Homeland Security, and National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), both of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria.

We entered into a research collaboration and license agreement (the Agreement) with Novartis in January 2010, for which we recognized $3,000 and $0.1 million of revenue during the three-month periods ended March 31, 2014 and 2013, respectively.

Under the terms of the Agreement, we were initially eligible to receive up to an additional $206.6 million in milestone payments if certain clinical, regulatory and sales milestones were met. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application (IND) filed by Novartis with the U.S. Food and Drug Administration (FDA). As of April 30, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones and $135.0 million of sales-based milestones. Additionally, we are also entitled to royalties on future sales.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement, which accounted for $0.1 million and $0.2 million in revenue during the three-month periods ended March 31, 2014 and 2013, respectively.

Revenues for the three-month period ended March 31, 2014 were $2.1 million, which represents a 77% increase as compared to $1.2 million in the comparable prior year period. The increase in revenue for the three-month period ended March 31, 2014 is primarily attributable to an increase of $1.6 million associated with our hearing loss and balance disorders program. The increase in revenue was a result of our achievement of the third milestone under our Agreement with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of Novartis’s IND for CGF166 in the three-month period ended March 31, 2014. There were no milestones achieved in the comparable period in 2013. This increase was partially offset by a decrease in revenue associated with our development agreements with Novartis and our hearing grant, which was completed in 2013, of $0.4 million for the three-month period ended March 31, 2014 as compared to the same period in 2013. Additionally, there were reductions in revenues of $0.3 million with respect to our foot-and-mouth disease (FMD) program and $0.4 million resulting from reduced work scope and grant work performed for our NIH programs and malaria programs.

Revenues recognized under our various funded research projects for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013

Hearing loss and balance disorders	$2,076	$438
Animal Health	23	365
HIV	-	58
Malaria	32	94
Other	-	252

Total	$2,131	$1,207

Expenses

Operating expenses were $3.1 million for the three-month period ended March 31, 2014, which represents a decrease of 27% as compared to $4.3 million in the comparable prior year period.

Research and development expenses for the three-month period ended March 31, 2014 decreased 70% from $2.4 million in 2013 to $0.7 million in 2014. The decrease was primarily a result of lower personnel costs resulting from our reductions in force in February 2013 and June 2013, reduced material costs for our hearing loss and balance disorders program and lower general supply costs and decreased allocation of facility costs to research and development for the three-month period ended March 31, 2014 as compared to the same period in 2013.

General and administrative expenses for the three-month period ended March 31, 2014 increased 26% with expense of approximately $2.4 million in 2014 as compared to $1.9 million in 2013. The increase was primarily attributable to one-time facility costs associated with the relocation of our corporate offices and research and development laboratories, and the related accrued rent expense, and an increased allocation of facility costs to general and administrative for the three-month period ended March 31, 2014 as compared to the same period in 2013. These increases were partially offset by lower personnel costs resulting from our reductions in force in February 2013 and June 2013 and lower costs associated with the compensation for our Board of Directors for the three-month period ended March 31, 2014 as compared to the same period in 2013.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2014 we have an accumulated deficit of $276.7 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2014, cash, cash equivalents and short-term investments totaled $15.3 million as compared to $6.1 million on December 31, 2013.

For the three months ended March 31, 2014, we used $1.6 million of cash for operating activities. This consisted of a net loss for the period of $1.0 million, which included approximately $0.1 million of non-cash depreciation and amortization, $0.1 million of non-cash stock-based compensation, $0.9 million used for the net change in current assets and liabilities and $26,000 provided by the net change in non-current liabilities. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

For the three months ended March 31, 2013, we used $3.3 million of cash for operating activities. This consisted of a net loss for the period of $3.0 million, which included approximately $49,000 of non-cash depreciation and amortization, $0.3 million of non-cash stock-based compensation, $0.6 million used for the net change in current assets and liabilities and $28,000 used for the net change in non-current liabilities. Net cash was used primarily for the advancement of our hearing program, research and development programs, and general and administrative activities.

Net cash provided by investing activities during the three months ended March 31, 2014 was $0.8 million. This consisted of proceeds from the maturity of investments of $0.8 million and partially offset by $34,000 of cash used for the purchase of laboratory equipment and leasehold improvements.

Net cash provided by investing activities during the three months ended March 31, 2013 was $3.1 million. This consisted of $4.7 million in proceeds from the sale and maturity of investments offset by $1.4 million of cash used to purchase investment securities during the period and $229,000 of cash used for the purchase of laboratory equipment and leasehold improvements.

Net cash provided by financing activities during the three months ended March 31, 2014 was $10.8 million which was derived from the issuance of common stock, net of issuance costs. There were no financing activities for the three months ended March 31, 2013.

Historically we have entered into agreements with academic medical institutions and contract research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses. We also utilize different financing instruments, such as operating leases to finance our facility needs.

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. As a result of a number of those offerings, as of March 31, 2014, we have approximately 1.1 million warrants outstanding.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec's common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec's common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of March 31, 2014.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including in negotiated transactions. The ATM Offering was made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the Registered Direct Offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of April 30, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million, all of which were completed prior to March 31, 2014.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of April 30, 2014, pursuant to the Equity Distribution Agreement and the Registered Direct Offering described above we have sold approximately $11.6 million of securities since February 11, 2014, all of which were completed prior to March 31, 2014.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $5.0 million and $7.0 million of cash during the four quarters ending March 31, 2015. Our estimate includes approximately $1.0 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in Note 7 of our Form 10-K for the year ended December 31, 2013.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our significant accounting policies or critical accounting estimates since the end of 2013.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 1 General in the notes to our Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, under the supervision and with the participation of our President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary (our principal executive officer and principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary has concluded that, as of March 31, 2014, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Complaint). In the Amended Complaint, Lead Plaintiffs asserted claims, purportedly on behalf of a class of persons who had purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants had violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs alleged generally that defendants had made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs alleged that these misrepresentations resulted in the Company’s common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs sought unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Complaint in its entirety for failure to state a claim upon which relief can be granted. On September 20, 2013, the Court granted this motion and dismissed the case in its entirety and with prejudice. Lead Plaintiffs did not file an appeal.

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

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and in the other reports we file with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.        EXHIBITS

10.1	Equity Distribution Agreement, dated February 11, 2014, between the Company and Roth Capital Partners. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 000-24469) filed on February 13, 2014)

31.1	Rule 13a-14(a) Certification by Chief Executive Officer and Chief Financial Officer. (filed herewith)

32.1	Rule 13a-14(b) Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 12, 2014	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary

