Form 10-Q
period 2014-06-30
GENVEC INC
filed 2014-08-12
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2014

or

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
Yes ☐      No ☒

As of July 31, 2014, the Registrant had 17,269,962 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,082	$5,249
Investments, at fair value	9,484	856
Accounts receivable	159	201
Prepaid expenses and other	397	337
Total current assets	15,122	6,643
Property and equipment, net	401	514
Restricted cash	97	97
Total assets	$15,620	$7,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,103	$1,048
Accrued expenses and other	1,590	1,596
Total current liabilities	2,693	2,644

Other liabilities	52	-
Total liabilities	2,745	2,644

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2014 and 2013	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 17,269 shares issued and outstanding at June 30, 2014 and 13,678 shares issued and outstanding at December 31, 2013	17	14
Additional paid-in capital	291,299	280,398
Accumulated other comprehensive loss	(26)	(22)
Accumulated deficit	(278,415)	(275,780)
Total stockholders’ equity	12,875	4,610
Total liabilities and stockholders’ equity	$15,620	$7,254

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues from strategic alliances and research contracts	$129	$748	$2,260	$1,955

Operating expenses:
General and administrative	1,325	2,502	3,722	4,409
Research and development	480	1,377	1,178	3,731
Total operating expenses	1,805	3,879	4,900	8,140

Operating loss	(1,676)	(3,131)	(2,640)	(6,185)

Other income:
Interest and other income, net	4	5	5	14

Net loss	$(1,672)	$(3,126)	$(2,635)	$(6,171)

Basic and diluted net loss per share	$(0.10)	$(0.24)	$(0.17)	$(0.48)

Shares used in computation of basic and diluted net loss per share	16,540	12,948	15,102	12,948

Comprehensive Loss:

Net loss	$(1,672)	$(3,126)	$(2,635)	$(6,171)

Unrealized holding gain (loss) on securities available
for sale	(16)	7	(4)	19

Comprehensive loss	$(1,688)	$(3,119)	$(2,639)	$(6,152)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,635)	$(6,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	96
Non-cash charges for stock-based compensation	225	626
Loss on disposal of long-lived assets	22	229
Changes in current assets and liabilities, net	32	(294)
Changes in non-current liabilities, net	52	(56)
Net cash used in operating activities	(2,174)	(5,570)

Cash flows from investing activities:
Purchases of property and equipment	(39)	(363)
Purchases of investment securities	(9,432)	(1,977)
Proceeds from maturities of investment securities	800	9,600
Net cash (used in) provided by investing activities	(8,671)	7,260

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	10,678	-
Net cash provided by financing activities	10,678	-

Change in cash and cash equivalents	(167)	1,690
Beginning balance of cash and cash equivalents	5,249	4,150

Ending balance of cash and cash equivalents	$5,082	$5,840

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2014 and December 31, 2013 and the results of its operations and cash flows for the three-month periods and six-month periods ended June 30, 2014 and June 30, 2013. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic alliances and research contract revenues, research and development activities and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

There were no other new pronouncements effective as of June 30, 2014 that had a material effect on our financial position, results of operations, or cash flows. Additionally, other new pronouncements issued but not effective until after June 30, 2014 are not expected to have a material effect on our financial position, results of operations, or cash flows.

(2)	Fair Value Measurements

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820) which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities;

●
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and other inputs that are observable (e.g., interest rates, yield curves, volatilities and default rates, among others) or that can be corroborated by observable market data; and

8

●
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet as of June 30, 2014:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$5,082	$5,082	$-
Corporate notes and bonds	9,430	-	9,430
Equity securities	54	54	-
Total assets at fair value	$14,566	$5,136	$9,430

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

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consists of corporate notes, bonds, and commercial papers maturing at various times into 2016.

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

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized loss of $4,000 for the six months ended June 30, 2014 and a net unrealized gain of $19,000 for the six months ended June 30, 2013.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and six-month periods ended June 30, 2014 and June 30, 2013, which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Research and development	$55	$201	$97	$420
General and administrative	72	104	128	206
	$127	$305	$225	$626

We use the Black-Scholes pricing model to value stock options. The estimated fair value of employee stock options granted during the six months ended June 30, 2014 and 2013 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2014	June 30, 2013

Risk-free interest rate	1.88%	1.00%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.91%	98.09%
Expected life (years)	6.05	6.08
Weighted-average fair value of options granted	$3.06	$1.24

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants, 1.87% to 1.99% for the six months ended June 30, 2014 and 1.00% for the six months ended June 30, 2013. The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2014:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2013	1,346	$5.35
Granted	230	3.90
Expired	(12)	31.85
Stock options outstanding at June 30, 2014	1,564	$4.94	7.48	$459
Vested or expected to vest at June 30, 2014	1,436	$5.13	7.35	$408
Exercisable at June 30, 2014	994	$6.22	6.70	$197

Unrecognized stock-based compensation related to stock options was approximately $1.0 million as of June 30, 2014. This amount is expected to be expensed over a weighted average period of 3.0 years. There were no options exercised during the six months ended June 30, 2014 or 2013.

The following table summarizes information about our stock options outstanding and exercisable as of June 30, 2014:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,356	8.11	$2.76	786	$2.80
$10.01 - $20.00	124	2.66	15.82	124	15.82
$20.01 - $30.00	82	4.49	23.57	82	23.57
$30.01 - $41.00	2	2.80	41.00	2	41.00
	1,564	7.48	$4.94	994	$6.22

Restricted Stock Awards

In September 2013, the Company issued 730,000 restricted shares of common stock under the 2011 Plan. Restricted stock awarded in 2013 vests 100% two years after the date of grant. The cost of the grant is charged to operations over the vesting period. Unrecognized stock-based compensation expense related to restricted stock units was approximately $0.1 million as of June 30, 2014. This amount is expected to be expensed over a weighted average period of 1.2 years.

(4)          Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the six months ended June 30, 2014 and 2013 approximately 1.7 million and 0.9 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 0.4 million and 1.1 million stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(5)Stockholders’ Equity

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the Registered Direct Offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of June 30, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million, all of which were completed prior to March 31, 2014.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of June 30, 2014, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold approximately $11.6 million of securities since February 11, 2014, all of which were completed prior to March 31, 2014.

The table below sets forth the outstanding warrants to purchase shares of common stock as of June 30, 2014:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

February 2010	420,000	$27.50	2/1/2015	Exercisable
	420,000

On May 29, 2014, 711,539 warrants with an exercise price of $8.58 issued in May 2009 expired. During the six months ended June 30, 2014, no warrants were exercised.

(6)Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During both the three months ended June 30, 2014 and 2013, we recognized $0.1 million for research performed under this Agreement. During the six months ended June 30, 2014 and 2013, we recognized $0.1 million and $0.3 million, respectively, for research performed under this Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones (including non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales-based milestones. During each of the years ended December 31, 2011 and 2010, we recognized $0.3 million of milestone payments as a result of the successful completion of preclinical development activities. In 2012 and 2013, there were no milestone payments received. In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166. As of June 30, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales, if any.

In August 2010, we signed an agreement for the supply of services relating to development materials in connection with our collaboration with Novartis in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the three months ended June 30, 2014 and 2013 we recognized $37,000 and $0.1 million, respectively, for services performed under this agreement. During the six months ended June 30, 2014 and 2013, we recognized $0.1 million and $0.3 million, respectively, for services performed under this agreement.

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

On November 1, 2013, the plaintiff in the Garnitschnig action also filed a motion for preliminary injunction seeking to postpone the Company’s 2013 annual meeting unless and until certain disclosures were made to the Company’s shareholders regarding the 2011 Plan. On November 20, 2013, the Court denied that motion in its entirety. Defendants then filed motions to dismiss the Amended Complaint on January 27, 2014. Those motions have been fully briefed and remain pending. The Company intends to vigorously defend this action. We also are informed that the individual defendants deny the material allegations of the Garnitschnig action and intend to continue vigorously defending the case.

 (8)          Restructuring

On January 10, 2014, we relocated our corporate offices from 65 W. Watkins Mill Road in Gaithersburg, MD to 910 Clopper Road, Suite 220N in Gaithersburg, MD. As a result of our relocation, the Company incurred $0.7 million of expense in the first quarter of 2014. This amount is comprised of $0.6 million for accrued rent expense and $57,000 of accelerated depreciation and amortization for long-lived assets that are not currently expected to be utilized after our relocation. Accrued rent expense for the Company’s lease obligation through October 31, 2014 will be paid monthly over the remaining lease term. At June 30, 2014, the liability remaining in accrued expenses for the unpaid portion of rental costs is $251,000. There was no such liability at December 31, 2013.

At June 30, 2014 and December 31, 2013, liabilities of approximately $470,000 and $817,000, respectively, remain in accrued expenses for the unpaid portion of the severance costs related to the departure of Cynthia Collins, our former President and Chief Executive Officer in September 2013.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

●	decisions we make with respect to the future and strategic direction of our Company;

●	the uncertainties regarding our long-term stability and plans raised by our adoption and then abandonment of a Plan of Complete Liquidation and Dissolution of the Company;

●	our product candidates being in the early stages of development;

●	our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;

●	our reliance on collaborators;

●	the timing, amount and availability of revenues from our government-funded vaccine programs;

●	uncertainties with, and unexpected results and related analyses relating to, pre-clinical development and clinical trials of our product candidates;

●	the timing and content of future Food and Drug Administration (FDA) regulatory actions related to us, our product candidates, or our collaborators;

●	our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations, and our ability to lower our operating costs; and

●	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

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

FINANCIAL OVERVIEW FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Results of Operations

GenVec’s net loss was $1.7 million or $0.10 per share on revenues of $0.1 million for the three months ended June 30, 2014. This compares to a net loss of $3.1 million or $0.24 per share on revenues of $0.7 million in the same period in the prior year. GenVec’s net loss was $2.6 million or $0.17 per share on revenues of $2.3 million for the six months ended June 30, 2014. This compares to a net loss of $6.2 million or $0.48 per share on revenues of $2.0 million in the same period in the prior year. Included in our net loss for the first six months of 2014 was stock-based compensation expense of $225,000 as compared to $626,000 for the same period in the prior year. GenVec ended the second quarter of 2014 with $14.6 million in cash, cash equivalents and liquid investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2014 were $0.1 million and $2.3 million, which represent a decrease of 83% and an increase of 16% as compared to $0.7 million and $2.0 million in the comparable prior year periods.

Revenues for the three-month and six-month periods ended June 30, 2014 were derived from our collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from our funded research and development programs with the Department of Homeland Security, and National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), both of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria.

We entered into a research collaboration and license agreement (the Agreement) with Novartis in January 2010, for which we recognized $0.1 million of revenue during each of the three-month periods ended June 30, 2014 and 2013. For the six-month period ended June 30, 2014 and 2013, we recognized $0.1 million and $0.3 million, respectively.

Under the terms of the Agreement, we were initially eligible to receive up to an additional $206.6 million in milestone payments if certain clinical, regulatory and sales milestones were met. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application (IND) filed by Novartis with the U.S. Food and Drug Administration (FDA). As of June 30, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones and $135.0 million of sales-based milestones. Additionally, we are also entitled to royalties on future sales.

In August 2010, we signed an agreement for the supply of services relating to development materials in connection with our collaboration with Novartis in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the three months ended June 30, 2014 and 2013 we recognized $37,000 and $0.1 million, respectively, for services performed under this agreement. During the six months ended June 30, 2014 and 2013 we recognized $0.1 million and $0.3 million, respectively, for services performed under this agreement.

Revenues for the three-month and six-month periods ended June 30, 2014 were $0.1 million and $2.3 million, which represent a decrease of 83% and an increase of 16% as compared to $0.7 million and $2.0 million in the comparable prior year periods. The decrease in revenue for the three-month period ended June 30, 2014 is primarily due to a decrease of $0.2 million associated with our FMD program, $0.1 million associated with our hearing loss and balance disorders program and $0.3 million due to reduced work scope and grant work performed for our NIH programs and malaria programs. The increase in revenue for the six-month period ended June 30, 2014 is primarily due to an increase of $1.5 million associated with our hearing loss and balance disorders program as a result of the achievement of the third milestone under our Agreement with Novartis. The $2.0 million milestone was triggered by the non-rejection of the IND submitted by Novartis to the FDA in the three-month period ended March 31, 2014. There were no milestones achieved in the six months ended June 30, 2013. Partially offsetting the increase in the six month period ended June 30, 2014 was a decrease in revenue associated with our hearing loss and balance disorders program of $0.5 million as compared to the same period in 2013. Additionally, for the six-month period ended June 30, 2014 there were reductions in revenue of $0.5 million with respect to our FMD program and $0.7 million due to reduced work scope and grant work performed for our NIH programs and malaria programs.

Revenues recognized under our various funded research projects for the three-month and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013

Hearing loss and balance disorders	$119	$267	$2,195	$705
Animal Health	10	198	33	563
HIV	-	97	-	155
Malaria	-	50	32	144
Other	-	136	-	388

Total	$129	$748	$2,260	$1,955

Expenses

Operating expenses were $1.8 million and $4.9 million for the three-month and six-month periods ended June 30, 2014, which represent decreases of 53% and 40% as compared to $3.9 million and $8.1 million in the comparable prior year periods.

Research and development expenses for the three-month and six-month periods ended June 30, 2014 decreased 65% and 68%, respectively, from $1.4 million and $3.7 million in 2013 to $0.5 million and $1.2 million in 2014.  The decreases in the three and six-month periods ended June 30, 2014 were primarily due to lower personnel costs resulting from our reductions in personnel in February 2013 and June 2013 and a decreased allocation of facility costs to research and development as compared to the same periods in 2013. Additionally, in the six-month period ended June 30, 2014 we incurred reduced material costs for our funded programs and lower general supply costs as compared to the comparable period in 2013. Partially offsetting these lower costs in both periods were expenses related to our NMRC contract that were capitalized during the six-months ended June 30, 2013 prior to their recognition in July 2013. There were no such transactions in 2014.

General and administrative expense for the three-month and six-month periods ended June 30, 2014 decreased 47% and 16% with expense of approximately $1.3 million and $3.7 million in 2014 as compared to $2.5 million and $4.4 million in 2013. The decreases were primarily due to lower personnel costs resulting from our reductions in force in February 2013 and June 2013 and lower professional fees. Additionally, in 2013 we incurred expense related to the impairment of our manufacturing facility and the write-off of shelf registration expenses. Partially offsetting these decreases were the one-time facility costs associated with the relocation of our corporate office and research and development laboratories that occurred in January 2014 and an increased allocation of facility costs to general and administrative for the three-month and six-month periods ended June 30, 2014 as compared to the same periods in 2013.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of June 30, 2014 we have an accumulated deficit of $278.4 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of June 30, 2014, cash, cash equivalents and liquid investments totaled $14.6 million as compared to $6.1 million on December 31, 2013.

For the six months ended June 30, 2014, we used $2.2 million of cash for operating activities. This consisted of a net loss for the period of $2.6 million, which included approximately $0.1 million of non-cash depreciation and amortization, $0.2 million of non-cash stock-based compensation, $32,000 provided by the net change in current assets and liabilities and $52,000 provided by the net change in non-current liabilities. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

For the six months ended June 30, 2013, we used $5.6 million of cash for operating activities. This consisted of a net loss for the period of $6.2 million, which included approximately $0.1 million of non-cash depreciation and amortization, $0.6 million of non-cash stock-based compensation, $0.3 million used for the net change in current assets and liabilities and $56,000 used for the net change in non-current liabilities. Net cash was used primarily for the advancement of our hearing program, research and development programs, and general and administrative activities.

Net cash used in investing activities during the six months ended June 30, 2014 was $8.7 million. This consisted of $39,000 of cash used for the purchase of laboratory equipment and $9.4 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturity of investments of $0.8 million.

Net cash provided by investing activities during the six months ended June 30, 2013 was $7.3 million. This consisted of $0.4 million of cash used for the purchase of laboratory equipment and $2.0 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturity of investments of $9.6 million.

Net cash provided by financing activities during the six months ended June 30, 2014 was $10.7 million, which was derived from the issuance of common stock, net of issuance costs. There were no financing activities for the six months ended June 30, 2013.

Historically, we have entered into agreements with academic medical institutions and contract research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses. We also utilize different financing instruments, such as operating leases to finance our facility needs.

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. As a result of a number of those offerings, as of June 30, 2014, we have approximately 0.4 million warrants outstanding and exercisable.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of June 30, 2014.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the Registered Direct Offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of June 30, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million, all of which were completed prior to March 31, 2014.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of June 30, 2014, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold approximately $11.6 million of securities since February 11, 2014, all of which were completed prior to March 31, 2014.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $5.0 million and $7.0 million of cash to continue our current activities during the four quarters ending June 30, 2015. Our estimate includes approximately $0.7 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into the foreseeable future.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

As of June 30, 2014, under the supervision and with the participation of our President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary (our principal executive officer and principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary has concluded that, as of June 30, 2014, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2013, the plaintiff in the Garnitschnig action also filed a motion for preliminary injunction seeking to postpone the Company’s 2013 annual meeting unless and until certain disclosures were made to the Company’s shareholders regarding the 2011 Plan. On November 20, 2013, the Court denied that motion in its entirety. Defendants then filed motions to dismiss the Amended Complaint on January 27, 2014. Those motions have been fully briefed and remain pending. The Company intends to vigorously defend this action. We also are informed that the individual defendants deny the material allegations of the Garnitschnig action and intend to continue vigorously defending the case.

ITEM 1A.       RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and in the other reports we file with the SEC.

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

GENVEC, INC.
(Registrant)

Date: August 12, 2014	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary

