Form 10-Q
period 2014-09-30
GENVEC INC
filed 2014-11-12
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2014

or

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
Yes ☐      No ☒

As of October 31, 2014, the Registrant had 17,269,962 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,035	$5,249
Investments, at fair value	8,719	856
Accounts receivable	321	201
Prepaid expenses and other	293	337
Total current assets	13,368	6,643
Property and equipment, net	294	514
Restricted cash	97	97
Total assets	$13,759	$7,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$817	$1,048
Accrued expenses and other	1,423	1,596
Total current liabilities	2,240	2,644

Other liabilities	78	-
Total liabilities	2,318	2,644

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2014 and 2013	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 17,270 shares issued and outstanding at September 30, 2014 and 13,678 shares issued and outstanding at December 31, 2013	17	14
Additional paid-in capital	291,458	280,398
Accumulated other comprehensive loss	(23)	(22)
Accumulated deficit	(280,011)	(275,780)
Total stockholders’ equity	11,441	4,610
Total liabilities and stockholders’ equity	$13,759	$7,254

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues from strategic alliances and research contracts	$252	$1,582	$2,512	$3,537

Operating expenses:
General and administrative	1,334	2,926	5,056	7,335
Research and development	523	1,619	1,701	5,350
Total operating expenses	1,857	4,545	6,757	12,685

Operating loss	(1,605)	(2,963)	(4,245)	(9,148)

Other income:
Interest and other income, net	9	2	14	16

Net loss	$(1,596)	$(2,961)	$(4,231)	$(9,132)

Basic and diluted net loss per share	$(0.10)	$(0.23)	$(0.27)	$(0.71)

Shares used in computation of basic and diluted net loss per share	16,540	12,948	15,587	12,948

Comprehensive Loss:

Net loss	$(1,596)	$(2,961)	$(4,231)	$(9,132)

Unrealized holding gain (loss) on securities available for sale	3	(6)	(1)	13

Comprehensive loss	$(1,593)	$(2,967)	$(4,232)	$(9,119)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,231)	$(9,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	139
Non-cash charges for stock-based compensation	388	909
Loss on disposal of long-lived assets	58	229
Changes in current assets and liabilities, net	(479)	135
Changes in non-current liabilities, net	78	(84)
Net cash used in operating activities	(3,989)	(7,804)

Cash flows from investing activities:
Purchases of property and equipment	(39)	(363)
Proceeds from the sale of property and equipment	5	-
Purchases of investment securities	(9,755)	(2,313)
Proceeds from maturities of investment securities	1,890	11,300
Net cash (used in) provided by investing activities	(7,899)	8,624

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	10,674	-
Net cash provided by financing activities	10,674	-

Change in cash and cash equivalents	(1,214)	820
Beginning balance of cash and cash equivalents	5,249	4,150

Ending balance of cash and cash equivalents	$4,035	$4,970

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2014 and December 31, 2013 and the results of its operations and cash flows for the three-month periods and nine-month periods ended September 30, 2014 and September 30, 2013. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited and the U.S. Government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders, as well as vaccines against a number of infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of a desired protein. This approach has the potential to reduce side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities utilize our technology platform to create product candidates that address unmet medical needs thereby representing potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

We have multiple vaccines in development which leverage our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have a program to develop a vaccine for malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and are in collaboration with the U.S. Department of Agriculture (USDA).

Our business strategy is focused on entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the development for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, or how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs.

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

Research and development revenue from fixed-price best efforts arrangements is recognized as earned based on the performance requirements of the contract. Revenue under these arrangements is recognized when confirmation of delivery to and acceptance by the customer has been received. During the period of performance, recoverable contract costs are accumulated on the balance sheet in other current assets, but no revenue or profit is recorded prior to customer acceptance of the contractually stated deliverables. Recoverable contract costs that are accumulated on the balance sheet include all direct costs associated with the arrangement and an allocation of indirect costs. Payments received in advance of customer acceptance are recorded as deferred revenue. Once confirmation of customer acceptance has been received, revenue and recoverable contract costs are recognized. Over the course of the arrangement, we routinely evaluate whether revenue and profitability should be recognized in the current period. Any known or probable losses on projects are charged to operations in the period in which such losses are determined.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205), which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new standard, disclosures are required when conditions or events give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this standard will not have any impact on our financial position and results of operations and, at this time, we do not expect any impact on our disclosures.

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

There were no other new pronouncements effective as of September 30, 2014 that had a material effect on our financial position, results of operations, or cash flows. Additionally, other new pronouncements issued but not effective until after September 30, 2014 are not expected to have a material effect on our financial position, results of operations, or cash flows.

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

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet as of September 30, 2014:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$4,035	$4,035	$-
Investments, at fair value:
Corporate notes and bonds	8,459	-	8,459
U.S. Government and agency securities	200	-	200
Equity securities	60	60	-
Subtotal, Investments, at fair value	8,719	60	8,659
Total assets at fair value	$12,754	$4,095	$8,659

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet as of December 31, 2013:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$5,249	$5,249	$-
Investments, at fair value:
Corporate notes and bonds	303	-	303
U.S. Government and agency securities	503	-	503
Equity securities	50	50	-
Subtotal, Investments, at fair value	856	50	806
Total assets at fair value	$6,105	$5,299	$806

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate notes, bonds, and commercial papers maturing at various times into 2016.

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

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized loss of $1,000 for the nine months ended September 30, 2014 and a net unrealized gain of $13,000 for the nine months ended September 30, 2013.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Research and development	$71	$83	$168	$503
General and administrative	92	200	220	406
	$163	$283	$388	$909

We use the Black-Scholes pricing model to value stock options. The estimated fair value of employee stock options granted during the nine months ended September 30, 2014 and 2013 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2014	September 30, 2013

Risk-free interest rate	1.88%	1.05%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.91%	98.09%
Expected life (years)	6.05	6.20
Weighted-average fair value of options granted	$3.04	$1.22

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants, 1.87% to 2.01% for the nine months ended September 30, 2014 and 1.00% to 2.63% for the nine months ended September 30, 2013. The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The volatility assumptions for the 2014 and 2013 periods are based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.05 years and 6.20 years, respectively. The expected life of employee stock options represents the weighted average combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint between the applicable vesting date and the full contractual term.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2014:
		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, December 31, 2013	1,346	$5.35
Granted	232	3.88
Expired	(12)	31.71
Stock options outstanding at September 30, 2014	1,566	$4.93	7.23	$211
Vested or expected to vest at September 30, 2014	1,458	$5.09	7.12	$190
Exercisable at September 30, 2014	1,076	$5.97	6.61	$92

Unrecognized stock-based compensation related to stock options was approximately $0.9 million as of September 30, 2014. This amount is expected to be expensed over a weighted average period of 2.8 years. There were no options exercised during the nine months ended September 30, 2014 or 2013.

The following table summarizes information about our stock options outstanding and exercisable as of September 30, 2014:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,358	7.86	$2.76	868	$2.82
$10.01 - $20.00	124	2.41	15.82	124	15.82
$20.01 - $30.00	82	4.24	23.57	82	23.57
$30.01 - $41.00	2	2.55	41.00	2	41.00
	1,566	7.23	$4.93	1,076	$5.97

Restricted Stock Awards

In September 2013, the Company issued 730,000 restricted shares of common stock under the 2011 Plan. Restricted stock awarded in 2013 vests 100% two years after the date of grant. The cost of the grant is charged to operations over the vesting period. Unrecognized non-cash stock-based compensation expense related to restricted stock units was approximately $0.1 million as of September 30, 2014. This amount is expected to be expensed over a weighted average period of 0.9 years.

(4)      Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2014 and 2013 approximately 1.8 million and 1.6 million common stock equivalent shares associated with our stock option plans and unvested restricted shares and approximately 0.4 million and 1.1 million stock equivalent shares associated with our warrants, respectively, were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the Registered Direct Offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of September 30, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million; all of these sales were completed prior to March 31, 2014.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of September 30, 2014, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014. These sales have resulted in proceeds, net of issuance costs of approximately $10.7 million.

The table below sets forth the outstanding warrants to purchase shares of common stock as of September 30, 2014:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

February 2010	420,000	$27.50	2/1/2015	Exercisable
	420,000

On May 29, 2014, 711,539 warrants with an exercise price of $8.58 issued in May 2009 expired. During the nine months ended September 30, 2014, no warrants were exercised.

(6)Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended September 30, 2014 and 2013, we recognized $42,000 and $47,000, respectively, for services performed under this Agreement. During the nine months ended September 30, 2014 and 2013, we recognized $0.1 million and $0.3 million, respectively, for services performed under this Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones (including non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales-based milestones. During each of the years ended December 31, 2011 and 2010, we recognized $0.3 million of milestone payments as a result of the successful completion of preclinical development activities. In 2012 and 2013, there were no milestone payments received. In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million clinical milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166. As of September 30, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. On October 28, 2014, GenVec became aware that another clinical milestone was triggered when the first patient was dosed earlier that day in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss. This fourth milestone has been formally acknowledged by Novartis and, as a result, GenVec is entitled to receive a $3.0 million clinical milestone payment under the Agreement. We are also entitled to royalties on future sales, if any.

In August 2010, we signed an agreement for the supply of services relating to development materials in connection with our collaboration with Novartis in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the three months ended September 30, 2014 and 2013 we recognized $83,000 and $35,000, respectively, for services performed under this agreement. During the nine months ended September 30, 2014 and 2013, we recognized $0.2 million and $0.4 million, respectively, for services performed under this agreement.

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

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arose out of the matters alleged to underlie the securities action. The plaintiff, who purported to bring the action derivatively on behalf of the Company, originally alleged that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. Pursuant to the Court’s order dated April 5, 2013, the Garnitschnig case was stayed pending a decision on the motions to dismiss filed in the Shah action. On October 2, 2013, the parties entered into a stipulation confirming that the stay of the Garnitschnig action was lifted and providing that, if the plaintiff elected to continue with the action, he would file an Amended Complaint on or before November 26, 2013.

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

On November 1, 2013, the plaintiff in the Garnitschnig action also filed a motion for preliminary injunction seeking to postpone the Company’s 2013 annual meeting unless and until certain disclosures were made to the Company’s shareholders regarding the 2011 Plan. On November 20, 2013, the Court denied that motion in its entirety. Defendants then filed motions to dismiss the Amended Complaint on January 27, 2014. On September 5, 2014, the Court denied Defendants’ motion to dismiss as to all claims except for the claim for corporate waste, holding that the Amended Complaint adequately alleges claims for breach of fiduciary duty and breach of the duty of candor against the current Board of Directors, and claims for unjust enrichment against certain current and former officer and directors.

On October 17, 2014, a second putative class and derivative action was filed in the United States District Court for the District of Maryland styled Galitsis v. Swirsky, et. al., Case No. 14-cv-3265. The Galitsis Complaint contains the same allegations and asserts the same claims as those in the Garnitschnig Amended Complaint (except for the dismissed corporate waste claim). At the same time that the Galitsis action was filed, counsel for the plaintiff (who is also counsel for the plaintiff in the Garnitschnig action) advised the Court that, in order to address certain jurisdictional and standing issues, they anticipate they will voluntarily dismiss the Garnitschnig action and instead proceed with the Galitsis action.

The Company disputes the allegations made in the Garnitschnig and Galitsis actions and intends to vigorously defend the cases. We also are informed that the individual defendants deny the material allegations of these actions and intends to continue vigorously defending each case.

(8)      Restructuring

On January 10, 2014, we relocated our corporate offices from 65 W. Watkins Mill Road in Gaithersburg, MD to 910 Clopper Road, Suite 220N in Gaithersburg, MD. As a result of our relocation, the Company incurred $0.7 million of expense in the first quarter of 2014. This amount is comprised of $0.6 million for accrued rent expense and $57,000 of accelerated depreciation and amortization for long-lived assets that are not currently expected to be utilized after our relocation. Additionally, the Company incurred $39,000 of accelerated depreciation for long-lived assets that have been taken out of service in the third quarter of 2014. Accrued rent expense for the Company’s lease obligation for the former corporate offices, which runs through October 31, 2014 will be paid monthly over the remaining lease term. At September 30, 2014, the liability remaining in accrued expenses for the unpaid portion of rental costs is $67,000. There was no such liability at December 31, 2013.

At September 30, 2014 and December 31, 2013, liabilities of approximately $298,000 and $817,000, respectively, remain in accrued expenses for the unpaid portion of the severance costs related to the departure of Cynthia Collins, our former President and Chief Executive Officer in September 2013.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated because of a number of factors, including risks relating to:

●	decisions we make with respect to the future and strategic direction of our Company;

●	the uncertainties regarding our long-term stability and plans raised by our adoption and then abandonment of a Plan of Complete Liquidation and Dissolution of the Company;

●	our product candidates being in the early stages of development;

●	our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;

●	our reliance on collaborators;

●	the timing, amount and availability of revenues from our government-funded vaccine programs;

●	uncertainties with, and unexpected results and related analyses relating to, preclinical development and clinical trials of our product candidates;

●	the timing and content of future Food and Drug Administration (FDA) regulatory actions related to us, our product candidates, or our collaborators;

●	our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations, and our ability to lower our operating costs; and

●	the scope and validity of patent protection for our product candidates and our ability to commercialize products without infringing the patent rights of others.

Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report, and we assume no duty to update our forward-looking statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a biopharmaceutical company using differentiated, proprietary technologies to create superior therapeutics and vaccines. A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis AG, Merial Limited and the U.S. Government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders as well as vaccines against a number of infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our core technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of a desired protein. This approach has the potential to reduce side effects typically associated with systemic delivery of proteins. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene which causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities utilize our technology platform to create product candidates that address unmet medical needs thereby representing potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders suggests that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis), on the discovery and development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

We have multiple vaccines in development which leverage our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have a program to develop a vaccine for malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are also supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

Our business strategy is focused on entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the development for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, or how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs.

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

FINANCIAL OVERVIEW FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Results of Operations

GenVec’s net loss was $1.6 million or $0.10 per share on revenues of $0.3 million for the three months ended September 30, 2014. This compares to a net loss of $3.0 million or $0.23 per share on revenues of $1.6 million in the same period in the prior year. GenVec’s net loss was $4.2 million or $0.27 per share on revenues of $2.5 million for the nine months ended September 30, 2014. This compares to a net loss of $9.1 million or $0.71 per share on revenues of $3.5 million in the same period in the prior year. Included in our net loss for the first nine months of 2014 was stock-based compensation expense of $0.4 million as compared to $0.9 million for the same period in the prior year. GenVec ended the third quarter of 2014 with $12.8 million in cash, cash equivalents and liquid investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2014 were $0.3 million and $2.5 million, respectively, which represent decreases of 84% and 29% as compared to revenues of $1.6 million and $3.5 million in the comparable prior year periods.

Revenues for the three-month and nine-month periods ended September 30, 2014 were derived from our collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from our funded research and development programs with the Department of Homeland Security, and National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), both of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended September 30, 2014 and 2013, we recognized $42,000 and $47,000, respectively, for services performed under this Agreement. During the nine months ended September 30, 2014 and 2013, we recognized $0.1 million and $0.3 million, respectively, for services performed under this Agreement.

Under the terms of the Agreement, we were initially eligible to receive up to an additional $206.6 million in milestone payments if certain clinical, regulatory and sales milestones were met. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million clinical milestone was triggered by the non-rejection of the Investigational New Drug application (IND) filed by Novartis with the U.S. Food and Drug Administration (FDA). As of September 30, 2014, milestones available under the Agreement include $24.0 million of additional clinical milestones, $45.0 million in regulatory milestones and $135.0 million of sales-based milestones. On October 28, 2014, GenVec became aware that another clinical milestone was triggered when the first patient was dosed earlier that day in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss. The fourth milestone has been formally acknowledged by Novartis and as a result, GenVec is entitled to receive a $3.0 million milestone payment under the Agreement. We are also entitled to royalties on future sales, if any.

In August 2010, we signed an agreement for the supply of services relating to development materials in connection with our collaboration with Novartis in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the three months ended September 30, 2014 and 2013 we recognized $83,000 and $35,000, respectively, for services performed under this agreement. During the nine months ended September 30, 2014 and 2013 we recognized $0.2 million and $0.3 million, respectively, for services performed under this agreement.

The decrease in revenue for the three-month period ended September 30, 2014 was primarily due to a decrease in revenue of $1.4 million associated with our malaria vaccine development efforts at the U.S. Naval Medical Research Center which was terminated in July 2013. This decrease was partially offset by an increase in revenue of $0.1 million associated with our animal health program which resulted from increased work scope.

The decrease in revenue for the nine-month period ended September 30, 2014 primarily resulted from a decrease of $1.5 million associated with our malaria program. Additionally, there were reductions in revenue of $0.5 million with respect to our FMD program and $0.6 million because of reduced work scope and grant work performed for our NIH programs and malaria programs. Partially offsetting the decrease in the nine month period ended September 30, 2014 was an increase of $1.5 million associated with our hearing loss and balance disorders program as a result of the achievement of the third milestone under our Agreement with Novartis. The $2.0 million milestone was triggered by the non-rejection of the IND submitted by Novartis to the FDA in the three-month period ended March 31, 2014. There were no milestones achieved in the nine months ended September 30, 2013.

Revenues recognized under our various funded research projects for the three-month and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013

Hearing loss and balance disorders	$124	$85	$2,319	$790
Animal Health	127	58	160	621
HIV	-	4	-	159
Malaria	1	1,423	33	1,567
Other	-	12	-	400

Total	$252	$1,582	$2,512	$3,537

Expenses

Operating expenses were $1.9 million and $6.8 million for the three-month and nine-month periods ended September 30, 2014, respectively, which represent decreases of 59% and 47% as compared to $4.5 million and $12.7 million in the comparable prior year periods.

Research and development expenses for the three-month and nine-month periods ended September 30, 2014 decreased 68% in each period, from $1.6 million and $5.4 million in 2013 to $0.5 million and $1.7 million in 2014.  The decrease in the three-month period ended September 30, 2014 was primarily due to expenses related to our NMRC contract that were capitalized during the six-months ended June 30, 2013 prior to their recognition in July 2013. There were no such transactions in 2014. The decrease in the nine-month period ended September 30, 2014 was primarily a result of lower personnel costs resulting from our reductions in personnel in February 2013 and June 2013 and reduced material costs for both our funded programs and general supply costs as compared to the comparable period in 2013. Additionally both periods were affected by a decreased allocation of facility costs to research and development as compared to the same periods in 2013.

General and administrative expense for the three-month and nine-month periods ended September 30, 2014 decreased 54% and 31% with expense of approximately $1.3 million and $5.1 million in 2014 as compared to $2.9 million and $7.3 million in 2013. The decreases were primarily due to lower personnel costs resulting from our reductions in force in February 2013 and June 2013 and the departure of our former president and chief executive officer in September 2013 and lower professional fees. Additionally, in 2013 we incurred expense related to the impairment of our manufacturing facility and the write-off of shelf registration expenses. Partially offsetting these decreases was an increased allocation of facility costs to general and administrative for the three-month and nine-month periods ended September 30, 2014 as compared to the same periods in 2013.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of September 30, 2014 we have an accumulated deficit of $280.0 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2014, cash, cash equivalents and liquid investments totaled $12.8 million as compared to $6.1 million on December 31, 2013.

For the nine months ended September 30, 2014, we used $4.0 million of cash for operating activities. This consisted of a net loss for the period of $4.2 million, which included approximately $0.2 million of non-cash depreciation and amortization, $0.4 million of non-cash stock-based compensation, $0.5 million used by the net change in current assets and liabilities and $78,000 provided by the net change in non-current liabilities. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

For the nine months ended September 30, 2013, we used $7.8 million of cash for operating activities. This consisted of a net loss for the period of $9.1 million, $0.1 million of non-cash depreciation and amortization, $0.9 million of non-cash stock-based compensation, $0.2 million of impaired long-lived assets, $0.1 million provided by the net change in current assets and liabilities and $0.1 million used for the net change in non-current liabilities. Net cash was used primarily for the advancement of our hearing program, research and development programs, and general and administrative activities.

Net cash used in investing activities during the nine months ended September 30, 2014 was $7.9 million. This consisted of $39,000 of cash used for the purchase of laboratory equipment and $9.8 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturity of investments of $1.9 million.

Net cash provided by investing activities during the nine months ended September 30, 2013 was $8.6 million. This consisted of $0.4 million of cash used for the purchase of laboratory equipment and $2.3 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturity of investments of $11.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $10.7 million, which was derived from the issuance of common stock, net of issuance costs. There were no financing activities for the nine months ended September 30, 2013.

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

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. As a result of a number of those offerings, as of September 30, 2014, we have approximately 0.4 million warrants outstanding and exercisable.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of September 30, 2014.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the Registered Direct Offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of September 30, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million; all of these sales were completed prior to March 31, 2014.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of September 30, 2014, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014. These sales have resulted in proceeds, net of issuance costs of approximately $10.7 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $5 million and $7 million of cash, not including milestones from our Novartis collaboration, to continue our current activities during the four quarters ending September 30, 2015. Our estimate includes approximately $0.5 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are described in Note 7, Commitments and Contingencies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 1 General in the Notes to Condensed Financial Statements in the Quarterly Report on Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

As of September 30, 2014, under the supervision and with the participation of our president and chief executive officer, chief financial officer, treasurer and corporate secretary (our principal executive officer and principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our president and chief executive officer, chief financial officer, treasurer and corporate secretary has concluded that, as of September 30, 2014, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case is styled Garnitschnig v. Horovitz, et al. and generally arose out of the matters alleged to underlie the securities action. The plaintiff, who purported to bring the action derivatively on behalf of the Company, originally alleged that the defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. Pursuant to the Court’s order dated April 5, 2013, the Garnitschnig case was stayed pending a decision on the motions to dismiss filed in the Shah action. On October 2, 2013, the parties entered into a stipulation confirming that the stay of the Garnitschnig action was lifted and providing that, if the plaintiff elected to continue with the action, he would file an Amended Complaint on or before November 26, 2013.

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

On November 1, 2013, the plaintiff in the Garnitschnig action also filed a motion for preliminary injunction seeking to postpone the Company’s 2013 annual meeting unless and until certain disclosures were made to the Company’s shareholders regarding the 2011 Plan. On November 20, 2013, the Court denied that motion in its entirety. Defendants then filed motions to dismiss the Amended Complaint on January 27, 2014. On September 5, 2014, the Court denied Defendants’ motion to dismiss as to all claims except for the claim for corporate waste, holding that the Amended Complaint adequately alleges claims for breach of fiduciary duty and breach of the duty of candor against the current Board of Directors, and claims for unjust enrichment against certain current and former officer and directors.

On October 17, 2014, a second putative class and derivative action was filed in the United States District Court for the District of Maryland styled Galitsis v. Swirsky, et. al., Case No. 14-cv-3265. The Galitsis Complaint contains the same allegations and asserts the same claims as those in the Garnitschnig Amended Complaint (except for the dismissed corporate waste claim). At the same time that the Galitsis action was filed, counsel for the plaintiff (who is also counsel for the plaintiff in the Garnitschnig action) advised the Court that, in order to address certain jurisdictional and standing issues, they anticipate they will voluntarily dismiss the Garnitschnig action and instead proceed with the Galitsis action.

The Company disputes the allegations made in the Garnitschnig and Galitsis actions and intends to vigorously defend the cases. We also are informed that the individual defendants deny the material allegations of these actions and intends to continue vigorously defending each case.

ITEM 1A.       RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and in the other reports we file with the SEC.

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

GENVEC, INC.
(Registrant)

Date: November 12, 2014	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary

