Form 10-K
period 2014-12-31
GENVEC INC
filed 2015-03-24
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Securities registered pursuant to section (12g) of the Act:   Preferred Share Purchase Rights
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒
As of June 30, 2014 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of such stock as reported by the NASDAQ Global Market on such date, was $42,442,874. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2014 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.
As of March 20, 2015 there were 17,269,962 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

•
the timing and content of future U.S. Food and Drug Administration (FDA) regulatory actions related to us, our product candidates, or our collaborators;

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
ii

ITEM 1.
BUSINESS

OVERVIEW
GenVec, Inc. (GenVec, we, our, or the Company) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary adenovector gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, for the development and manufacture of therapeutics and vaccines to the biopharmaceutical industry.
A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial Limited, and the U.S. government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), Enterovirus D68 (EV-D68) and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).
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
Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders through the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis on the development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.
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
Entering into new collaborations for the development of product candidates utilizing our technology.    We are engaged in seeking strategic collaborations, partnerships and licensing arrangements to further develop and potentially commercialize therapeutic and vaccine product candidates that utilize our technology. We continue to seek corporate partnerships in the following programs and areas:
•
Vaccine against RSV, which is the most common viral cause of lower respiratory infections in infants and young children.

•
Vaccine against HSV, which is the virus responsible for most cases of genital herpes.

•
Other therapeutic and prophylactic applications of our human and non-human adenoviral-based technology and cell lines.

Exploring new applications of our technology to address the treatment and prevention of major unmet medical needs.   We intend to continue to enhance our core technologies and product pipeline through internal research as well as external collaborations, licensing arrangements and possible acquisitions. We have received peer-reviewed external funding from the U.S. government and from nonprofit foundations to improve our technology platform for vaccine and gene delivery applications. We intend to further strengthen our technologies relating to process development, formulation, and manufacturing through our existing and future relationships.
Minimizing our cash burn rate and reducing the need for additional equity financing.   We intend to further develop our product candidates and technology through both collaborations, which provide external resources, and selective deployment of our resources in a prudent manner. We believe this strategy will allow us to advance our programs without the use of substantial additional capital and will insulate us from fluctuating capital raising conditions.
HEARING AND BALANCE PROGRAM
Overview.   In collaboration with Novartis, our hearing and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Our lead product candidate, CGF166, emerged from the collaboration. In October 2014, the first patient was treated in a Phase 1/2 proof-of-concept trial of CGF166 in patients with severe to profound hearing loss.
Background.   Sensorineural hearing loss and vestibular dysfunction may result from destruction of inner ear sensory hair cells. Humans are born with approximately 30,000 sensory hair cells, which are located in the cochlea, vestibular canals, utricle and saccule of the ear. Sensory hair cells, located in the cochlea are critical for auditory function, while those located in the vestibular canals and the utricle and saccule provide the basis for vestibular function.
Sensory hair cells can be damaged or destroyed by pharmacological agents, infections, loud noises, or simply aging. Because these cells do not naturally regenerate, any damage to or destruction of them is permanent.
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
Collaboration with Novartis.   In January 2010, we announced a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. If certain clinical, regulatory, and sales milestones are met, we are eligible, from the inception of the agreement, to receive up to an additional $206.6 million in milestone payments. As of February 28, 2015, milestones available under the agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones Additionally, we are also entitled to royalties on future sales.
In August 2010, we entered into an additional agreement with Novartis for the supply of services relating to development materials in connection with our collaboration in hearing loss and balance disorders. Under this additional agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. We recognized approximately $4.4 million, $6.0 million, $3.4 million, $0.4 million and $0.3 million in 2010, 2011, 2012, 2013 and 2014, respectively, for services performed under this agreement.
In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The first $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The second $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166. In October 2014, we announced that we had achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered by the first patient treated in a clinical trial with CGF166.
On December 4, 2013, the National Institutes of Health’s Recombinant DNA Advisory Committee (RAC) unanimously approved the protocol for initiation of a Phase 1/2 study of CGF166. The protocol, “A Three-part, Multicenter, Open Label, Single Dose Study to Assess the Safety, Tolerability, and Efficacy of Intralabyrinthine (IL) CGF166 in Patients with Severe Hearing Loss,” was the subject of an in-depth review and public discussion at the RAC meeting. Novartis filed an investigational new drug application (IND) for CGF166 in January 2014, on February 7, 2014 the IND was deemed effective and in October 2014 the first patient was treated.

VACCINE PROGRAMS
We have developed vaccine candidates using our adenovector technology. We believe that our adenoviral vectors have superior properties to deliver antigens and stimulate an effective innate and adaptive immune response against pathogens of interest. Our vaccine candidates include preventative vaccines against RSV and malaria, and a therapeutic vaccine for HSV.
Many vectors used in developing vaccines are susceptible to pre-existing immunity that neutralize and have the effect of preventing the vaccine from generating the desired immunological response, which is referred to as vector specific immunity. Our vectors are non-human and we believe circumvent neutralizing antibodies, or vector specific immunity, in order to generate the desired immunologic response of the vaccine.
Enterovirus D68.   We are developing a vaccine against Enterovirus D68 (EV-D68). EV-D68 is a virus that can cause severe respiratory illness in children. According to the U.S. Center for Disease Control (CDC), from mid-August 2014 to mid-January 2015, CDC or state public health laboratories confirmed a total of 1,153 people in 49 states and the District of Columbia with respiratory illness caused by EV-D68. Further, EV-D68 was detected in specimens from 14 patients who died and had samples submitted for testing.
We believe that GenVec’s EV-68 vaccine program will leverage the success we have had with a similar type of virus, FMDV, to develop a safe, effective molecular vaccine.
Respiratory Syncytial Virus.   We are seeking a partner to continue the development of our GV2311 vaccine against RSV, the single most important viral cause of lower respiratory infections in infants and young children.
According to information published by the CDC in 2014, each year, on average, in the United States, RSV leads to 57,527 hospitalizations among children younger than 5 years old; 100,000 to 126,000 hospitalizations among children younger than 1 year old; 2.1 million outpatient visits among children younger than 5 years old; and 177,000 hospitalizations and 14,000 deaths among adults older than 65 years.
In September 2012, data were presented on GenVec’s RSV vaccine program at the International Respiratory Syncytial Virus Symposium, which took place in Santa Fe, New Mexico. Data presented at the conference demonstrated GenVec’s universal RSV vaccine candidate, GV2311, is highly immunogenic and produces durable and broad protection from a single intramuscular administration. Protection in cotton rat and mouse models was characterized by functional RSV neutralizing antibodies, and no disease potentiation was observed. GenVec’s RSV vaccine candidate utilizes a proprietary adenovirus that is capable of generating a broad immune response while avoiding the problems of vector specific immunity that has hampered other vectored vaccines.
In March 2012, data were presented on GenVec’s RSV vaccine program at the “Keystone Symposium on Viral Immunity and Host Gene Influence”, which took place in Keystone, Colorado. Data presented at the conference demonstrated encouraging preclinical proof-of-principle findings generated in non-human primates. Specifically, the data showed GenVec’s vaccine technology induced neutralizing antibody, and significant T-cell responses with a single administration. The immune responses were consistent with protective responses without disease potentiation and multiple administrations increased the neutralizing antibody responses.
In November 2014, data exploring the immune responses generated by GV2311 were presented at the 9th International Respiratory Syncytial Virus (RSV) Symposium held in South Africa. In the experiments described in the presentation, RSV immunized mice had no detectable virus following low dose challenge, while breakthrough RSV replication in both lungs and noses was rapidly controlled upon high dose challenge. GV2311 immunization fully protected the lungs at both challenge doses with partial protection in noses. The studies also confirm that the major protective mechanism is through induction of antibodies against RSV, although antigen specific T cells contribute to viral clearance in the absence of antibody. GV2311 was previously shown to induce protective immunity to RSV in a dose-dependent manner in established animal models. We are not engaging in significant development for RSV while we seek to partner this program.

HSV.   We are seeking a partner to continue the development of our GV2207 vaccines for the treatment of HSV including HSV type 2 (HSV-2) the virus responsible for most cases of genital herpes. In the United States, HSV-2 infects some 1.6 million new people per year, with approximately 500,000 of those suffering from disease symptoms. At least 40 million people in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. All HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care, their inconvenience, cumulative cost and potential for drug resistance further underscore the need for safe, new approaches to reducing HSV-2 lesions, virus shedding, and transmission. Estimated costs of treating HSV in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care.
In December 2012, data were presented on GenVec’s HSV vaccine program at the Keystone Symposia meeting on Immunological Mechanisms of Vaccination, which took place in Ottawa, Ontario. Data presented at the conference demonstrated that a single administration of our genetic vaccine was effective against HSV-2 in two industry-accepted HSV disease models. Specifically, immunization was shown to reduce viral shedding, and the recurrence and severity of lesions. We are not engaging in significant development for HSV while we seek to partner this program.
Malaria.   We have worked with collaborators in recent years, including with the National Institute of Allergy and Infectious Diseases (NIAID) in 2014, generating vaccine candidates for the prevention of malaria. There are currently over 300 million cases of malaria in the world each year typically resulting in over two million deaths annually, mostly among children.
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
In November 2012, data were presented on GenVec’s malaria vaccine program at the American Society of Tropical Medicine and Hygiene (ASTMH) 61st Annual Meeting, which took take place in Atlanta, Georgia. Data presented at the conference highlighted GenVec’s success in identifying novel antigens for use in its malarial vaccine development program. Using a proprietary screening technology, GenVec identified new antigens that are as protective as the gold standard, circumsporozoite protein, or CSP, in an industry-accepted mouse model of malaria. Recent data suggest that new antigens are needed and that CSP, used in vaccines being developed by others, may not be sufficient to generate a protective response in an adequate percentage of people. Data presented at the conference also highlighted GenVec’s proprietary non-human primate adenoviral vectors that are capable of generating broad immune responses while avoiding the problems of vector-specific immunity which has limited the development of other adenoviruses as vectors for vaccines.
In March 2012, we received a grant from the National Institute of Allergy and Infectious Diseases (NIAID) to support the Company’s malaria vaccine program. This grant, valued at approximately $600,000, is being used to identify novel highly protective antigens for malaria vaccine development. Revenue recognized under this grant amounted to $102,000 in 2014 and $133,000 in 2013.
In September 2012, we signed an agreement worth approximately $3.5 million with the U.S. Naval Medical Logistics Command to further support malaria vaccine development efforts at the NMRC. Under the terms of the agreement, GenVec is responsible for producing clinical supplies of its malaria vaccine, which utilizes its novel, proprietary technology. NMRC used this clinical material to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retained the right to commercialize this novel technology. GenVec recognized $1.4 million in revenue under this contract in 2013. In July 2013, we entered into a modification with the NMRC to terminate contractual obligations under this agreement. Through this arrangement, we demonstrated our ability to produce clinical supplies of a multi-antigen vaccine candidate for use in early stage clinical studies.

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
In June 2012, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) issued a conditional license for our FMD vaccine for use in cattle. APHIS issued the conditional license to Antelope Valley Bios, Inc., who manufactured the vaccine under a contract from GenVec. This is the first FMD vaccine licensed by the USDA Center for Veterinary Biologics. Under the conditional license, the product may be distributed as authorized by Federal emergency management officials within USDA, should the need for the product arise. APHIS issues conditional licenses in the event of an emergency situation, limited market or other special circumstance. In this case, the special circumstance was the need for an FMD vaccine that was capable of being manufactured in the U.S. that allowed for the differentiation between infected and vaccinated animals. The vaccine is available to agriculture officials in the event of an FMD emergency situation.
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
In February 2010, we signed a contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this agreement, we will use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. This agreement terminated in February 2015.
TECHNOLOGY PLATFORM
GenVec is a pioneer in the gene therapy field, with experience taking therapeutics and vaccines from the research stage to the product candidate stage and into clinical development. Our technology can be used to deliver genes precisely to target cells in order to elicit a desired response to that cell, such as in our hearing loss and balance disorder program. In addition, our technology can be used to deliver one or more antigens to elicit immune responses to the target disease. We believe we are also a leader in adenovector design and testing, with experience in scale-up and manufacture. Our technology platform includes a broad array of proprietary adenovirus vectors for gene delivery for therapeutics and vaccines, as well as proven scale-up and production methodologies and proprietary manufacturing cell lines.
GenVec’s highly potent adenovectors include human and non-human low-seroprevalence serotypes, such as our gorilla adenovectors technology, and are designed for superior performance by providing what we believe is the ability to avoid the pre-existing immunity issues that can hamper gene delivery using some other adenovector constructs.
When compared to standard vaccine approaches our gorilla adenovectors provide what we believe are other distinct advantages for molecular vaccines, including the induction of both durable high-level antibody and T cell responses. Our gorilla adenovectors have been shown to induce increased antigen specific immune responses on repeat administration. We believe that our technology platform can be used to develop product candidates that address a variety of disease challenges.

Our manufacturing cell lines have been used to produce therapeutics and vaccines in accordance with the FDA’s current Good Manufacturing Practices (cGMP) with high yields for numerous clinical studies. Our track record includes the successful design and manufacture of novel adenovectors containing multiple genes, multiple antigens, and production of genes that we have been able to scale up for clinical manufacturing. Therapeutics and vaccines designed by GenVec and produced using our high-yield cell lines have been tested in over 3,000 study subjects in clinical trials conducted in the U.S., Europe, Africa and the Middle East.
Adenovirus Vector Technology.   We utilize a collection of differentiated, proprietary technologies to create product candidates with what we believe are superior attributes. Our product candidates are developed with our proprietary adenovector technology, which uses modified adenoviruses to deliver genes to cells. Adenoviruses are naturally occurring viruses that reproduce in certain tissues and can cause ailments such as mild respiratory infections. We design our vectors so they cannot replicate or cause diseases. This limits toxicity, including unwanted effects on target cells and the surrounding tissues. Our product candidates consist of adenovectors that contain an inserted gene(s). We have multiple proprietary adenovectors to suit different applications in therapeutic and vaccine products.
When administered to tissues, our vectors enter target cells, leading the cells to produce the protein encoded by the inserted gene. The vector is then naturally eliminated from cells and tissues.
We believe adenovectors are desirable gene delivery vehicles because they efficiently deliver genes, can be readily modified, and are generally well tolerated.
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

Local Delivery and Expression of Genes.   To achieve local production of proteins, we can administer our product candidates directly to the site of disease using standard medical devices such as syringes. Direct administration of our product candidates into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by avoiding exposure throughout the body.

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
New Adenovector Platforms.   We have generated vectors based on different types of adenovirus. These vectors have the potential to improve vaccine potency, avoid neutralizing antibodies, and generate desired immune responses to combat against an infectious agent or desired therapeutic responses to treat disease.
Proprietary Cell Lines.   GenVec’s established and proven ORF6 and M2A cell lines generate all of our proprietary adenovectors. Our cell lines perform excellently in serum-free, animal protein-free suspension culture and efficiently complement for the growth of even the most complex human-origin and nonhuman-origin adenovector constructs. These include vectors bearing the genes for multiple antigens, vectors bearing targeted expression cassettes, and vectors containing inserts that encode for proteins which interfere with the host cell metabolism and therefore pose challenges for scale-up and manufacture. Our cell lines produce high-concentration, stable adenovector lots that meet the rigorous manufacturing standards of our corporate and governmental collaborators as well as regulatory agencies. In August 2009, we received a Phase 2 SBIR grant, valued at $2.5 million, from the NIAID to support the development of our cell line and vector production technology. Revenue recognized under this grant amounted to $2.3 million through December 31, 2013. Work under this grant was completed in 2013.
RESEARCH AND DEVELOPMENT
As a biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $2.3 million and $5.5 million for the years ended December 31, 2014 and 2013, respectively. These expenses were divided between our research and development platforms in the following manner:
	Years ended December 31,
	2014	2013
	(in millions)
Vaccines	$1.1	$3.4
Hearing Loss and Balance Disorders	1.1	2.0
Other Programs	0.1	0.1
Total	$2.3	$5.5

INTELLECTUAL PROPERTY
We endeavor to protect and enhance our proprietary technology, inventions, and improvements that are commercially important to the development of our business. We generally seek patent protection for our technology and product candidates in the U.S. and abroad as well as maintain and defend our patent rights whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technology innovation, and in-licensing of opportunities to strengthen, develop and maintain our proprietary position in the field of gene therapy that may be important for the development of our business.
Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties.
Patent Rights and Licenses.   We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example matters such as the composition of our adenovector based product candidates, our proprietary technologies and processes related to our product development candidates, certain genes and methods of transferring genetic material into cells, and our processes to manufacture and test our adenovector based product candidates.
As of December 31, 2014, we hold or have licenses to 171 issued, allowed or pending patents worldwide, 42 of which are issued or allowed in the U.S. These patents and patent applications pertain to, among other things; (the composition of matter of our vectors), genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.
Hearing Loss Program.   We have licensed the Atoh1 gene from the Baylor College of Medicine. This license is worldwide and is exclusive for gene therapy applications. We licensed our rights to this gene to Novartis as part of our worldwide collaboration with Novartis to develop treatments for hearing loss and balance disorders. Patents or patent application covering our product candidate are directed to composition of matter for the Atoh1 gene therapy vectors, as well as, compositions and methods of using the candidates emerging from this program. Issued patents that cover the product candidate begin to expire in 2024 and if issued from the pending applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid for issued patents, we expect coverage to expire in 2034 (worldwide, excluding possible patent term extensions).
Proprietary Vectors.   We have issued patents and patent applications covering our proprietary adenovector technology platform. We have filed patent applications that cover the composition of matter of our new GC Vectors, including those based on adenovirus isolated from mountain gorilla that if issued from the pending patent applications and if the appropriate maintenance, renewal annuity, or other governmental fees are paid are projected to expire in 2033 (excluding possible patent term extensions). Issued patents that cover the composition and use of our proprietary technology platform begin to expire in 2015 and extend through 2033 if appropriate maintenance, renewal, annuity, or other governmental fees are paid.
In May 1998, we entered into an Amended and Restated Exclusive License Agreement (Cornell Agreement) with the Cornell Research Foundation (Cornell), which was subsequently amended. Pursuant to the Cornell agreement we license certain proteins, genes, gene vectors and similar biological materials that relate to our adenovector platform. We are obligated to pay Cornell a yearly maintenance fee of  $50,000 (creditable against any payable in that year). No royalty payments have been made to date, and prior to commercialization of a licensed product, we have no royalty obligations to Cornell. The Cornell agreement may be terminated by Cornell or by us in the event of an uncured material breach by the other party or by us for any reason with prior written notice. The Cornell agreement continues in full force until the expiration of all patents or applications covered thereby, unless otherwise terminated. The latest expiring patent under the Cornell agreement expires in 2020.
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

Manufacturing Strategy.   We have relied on third-party manufacturers or our collaborators for cGMP production for clinical trials in the past and intend to do so for any future manufacturing of product candidates. We have significant experience working with contract manufacturers and we have successfully transferred manufacturing processes to several collaborators and contract manufacturers. Our research and development facility is located in Gaithersburg, Maryland where we have established laboratories and staff to support the non-cGMP production and characterization methods for our product candidates. Many of the production and assay technologies developed for our hearing restoration, our now discontinued TNFerade clinical study, and those developed under our now terminated HIV vaccine contract with the National Institutes of Health (NIH), are suitable for our other product development programs.
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
EV-D68 Vaccine.   There are others pursuing the development of a vaccine against enteroviruses, including but not limited to Sentient Pharmaceuticals, Inc.
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
FMD Vaccine.   Vaccine manufacturers include Merial Limited, Intervet Inc., a subsidiary of Merck & Co. Inc., Bayer AG, Indian Immunological Ltd. and other local vaccine producers around the world, including government producers as well as those pursuing the development of new vaccines.

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

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. FDA has issued various guidance documents regarding gene therapies, which outline additional factors that FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemical, manufacturing and control information that should be included in an IND; the proper design of tests to measure product potency in support of an IND or BLA; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
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
On March 23, 2010, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) was signed into law. It creates an abbreviated approval pathway for biologic products that are “biosimilar” to a previously approved biologic product, which is called the “reference product.” This abbreviated approval pathway is intended to permit a biosimilar product to come to market more quickly and less expensively than if a full BLA were submitted, by relying to some extent on FDA’s previous review and approval of the reference product. If a proposed biosimilar product meets the statutory standards for approval (which include demonstrating that it is highly similar to the reference product and there are no clinically meaningful differences in safety, purity or potency between the products), the proposed biosimilar product may be approved on the basis of an application that is different from the standard BLA. In addition, a biosimilar product may be approved as interchangeable with the reference product if the proposed product application meets standards intended to ensure that the biosimilar product can be expected to produce the same clinical result as the reference product.
The BPCIA provides exclusivity periods during which a product approved under a BLA cannot be relied on as a reference product. No biosimilar application may be submitted to FDA for a period of four years after the reference product was approved, and no biosimilar application may be approved until twelve years after the reference product’s approval. If pediatric studies with the reference product are performed and accepted by the FDA, the twelve-year exclusivity period will be extended for an additional six months. Additionally, the first biosimilar product approved as interchangeable with a reference product will be granted an exclusivity period of varying length, depending on the factual circumstances. Because the FDA has not yet approved a biosimilar product, there is uncertainty as to how the FDA will interpret and apply the BPCIA’s complicated provisions. Some issues may be resolved through regulation or agency guidance, but other interpretations may develop on an ad hoc basis as FDA confronts them in the context of specific applications.
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
Reimbursement of Pharmaceutical Products.   If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers for our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare and Medicaid programs. Under Medicare, there are different reimbursement methodologies for certain drugs and biological products that depend on the site of service. These methodologies generally use average sales price (ASP) information. Manufacturers, including us, if and when we or our collaborators commercialize our products in the U.S., are required to provide ASP information to CMS on a quarterly basis if we participate in the Medicaid program. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. Additional civil monetary penalties apply for reporting false information or reporting required information late. ASP is used to compute Medicare payment rates, updated quarterly based on this ASP information. Until enough ASP data are available to calculate a payment rate, reimbursement is wholesale acquisition cost plus 6%. There also is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price (AMP) for the product. When the ASP for a product exceeds the product’s AMP by a specified percentage, the product’s ASP may be disregarded and an AMP-based reimbursement rate may be applied instead, which could cause further decreases in Medicare payment rates.
For covered physician-administered drugs and biological products furnished in a physician’s office, if the physician purchases the drug or biological product, CMS will reimburse the physician based upon that drug or biological product’s ASP plus 6%. The ASP is determined by CMS based upon information reported by manufacturers. Medicare also has several reimbursement methodologies for drugs and biological products administered in hospital outpatient departments. New drugs and biologicals whose cost is “not insignificant” in relation to payment for related procedures are granted “pass-through status” and are reimbursed at ASP plus 6% for the first two to three years of payment under the Medicare hospital outpatient prospective payment system. For many other drugs and biological products that do not qualify for pass-through status but have an average cost per day greater than $95, the current Medicare payment to a hospital outpatient department is ASP plus 6%. Drugs and biological products with an average cost per day equal to or less than $95 are not separately reimbursed; payment for these products is included in payment for the associated procedure. Payment levels for drugs without pass-through status and the $95 threshold are subject to change through regulation each calendar year.
In addition, Congress may change Medicare reimbursement amounts or methods by statute. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e. automatic spending reductions) required by the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012 (ATRA). The Bipartisan Budget Act of 2013 extends the 2% reduction to 2023, and the Protecting Access to Medicare Act of 2014 extends the 2% reduction, on average, to 2024, unless Congress modifies the sequestration in the future. In addition, Congress or CMS could change ASP-based reimbursement amounts through statute or regulation for the physician office or hospital outpatient settings, respectively. Health reform legislation enacted in March of 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, PPACA), also requires CMS to test new payment methodologies that would bundle payment for physician and hospital services and supplies, including drugs and biological products, for an episode of care. Changes to the calculation of ASP or Medicare reimbursement methodologies could affect reimbursement for our products and could negatively impact our results of operations, if and when we begin to commercialize products that could be reimbursed by the Medicare program.
Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries (known as Medicare Part D) commenced to provide Medicare beneficiaries with drug coverage for self-administered drugs and biological products and other drugs and biological products not covered by Medicare, including many vaccines. This voluntary benefit is being implemented through private plans under contractual arrangements with the federal government. Currently, these plans negotiate directly with pharmaceutical manufacturers for rebates on drugs dispensed to Medicare Part D beneficiaries. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and use other utilization management tools when determining the drugs and biological products that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products. Effective January 1, 2008, private Medicare Part D plans pay physicians one payment that includes both the administration cost and the cost of the vaccine for those vaccines that are not already covered by law under a different component of the Medicare program. PPACA requires manufacturers to pay rebates of 50% on all drugs dispensed to beneficiaries, other than low-income beneficiaries, in the Medicare Part D coverage gap, often referred to as the “donut hole.” It is possible that future health reform legislation would require the government to negotiate Medicare Part D rebates directly, which could result in much higher rebate amounts than those currently negotiated with the plans. In addition, although certain treatments are currently included in CMS’s protected classes of drugs for purposes of Medicare Part D formularies, which generally ensures inclusion on plan formularies, it is possible that future regulatory or legislative changes could change that status.
Federal law requires pharmaceutical manufacturers to pay rebates on covered outpatient drugs reimbursed by the Medicaid program as a condition of having federal funds being made available to pay for those drugs under Medicaid and Medicare Part B. Rebate amounts for a product are determined by a statutory formula that is based on prices defined by statute: AMP, which must be calculated for all products that are covered outpatient drugs under the Medicaid program, and best price, which must be calculated only for those covered outpatient drugs that are innovator products, such as biological products and products approved under new drug applications. A pharmaceutical manufacturer is required to report AMP and best price for each of its covered outpatient drugs to the government on a regular basis. AMP is reported quarterly and monthly, and best price is reported quarterly.
Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. PPACA and subsequent legislation made significant changes to the Medicaid drug rebate program, including changing the definition of AMP, increasing the minimum rebate percentage, changing the rebate calculation for new formulations of existing products, capping the rebate amount for innovator products at 100% of AMP, and expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. We expect, if and when we or our collaborators commercialize our products in the U.S., a significant portion of our revenue and the revenue of our collaborators from sales of our products will be obtained through government payers, including Medicare, Medicaid and Department of Defense programs, and any failure to qualify for reimbursement for our products under those programs would have a material adverse effect on future revenues from sales of our products.
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
Some PPACA reforms will take effect in 2015, and others are slated for implementation in 2015. The effects of such reforms will be shaped significantly by implementing regulations that have yet to be finalized, by difficulties in implementation of the new insurance marketplaces, and by state government decisions. In 2012, CMS, the federal agency that administers the Medicare and Medicaid programs, issued proposed regulations to implement the changes to the Medicaid drug rebate program under PPACA but has not yet issued final regulations. CMS is currently expected to release the final regulations in April 2015. Many states chose not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as permitted by PPACA. It is unclear whether these states will choose to expand their programs in the future and whether there will be more uninsured patients than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program as permitted by PPACA, there will be fewer insured patients overall. In addition, problems with implementation of the websites and other administrative services to help people enroll in qualifying insurance coverage may have reduced the number of uninsured people who obtain coverage under PPACA. The reduction in the number of insured patients could impact our sales, business and financial condition following the commercialization, if successful, of our products in the U.S.
Other Regulations.
Our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include but are not limited to:
•
The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, PPACA clarified that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of the statute or specific intent to violate it. In addition, PPACA amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.

•
The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs and other interactions with customers including those that may have affected their billing or coding practices and submission to the federal government. In addition, PPACA amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

•
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and also imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking such payments on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

•
The federal Foreign Corrupt Practices Act of 1997 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Name	Age	Present Position with the Registrant
Douglas J. Swirsky	45	President and Chief Executive Officer and Corporate Secretary
Douglas E. Brough, Ph.D.	60	Chief Scientific Officer
Bryan T. Butman, Ph.D.	62	Sr. Vice President, Development
James V. Lambert	50	Sr. Director, Accounting and Finance, Corporate Controller, and Treasurer
The Board of Directors appoints all executive officers annually. There is no family relationship between or among any of the executive officers or directors, or any arrangement or understandings pursuant to which the officers were appointed.
Douglas J. Swirsky has served as the President and Chief Executive Officer and as a director of the Company since September 2013. He joined GenVec in 2006 as Chief Financial Officer, Treasurer, and Corporate Secretary; and continues to serve as Corporate Secretary. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a holder of a Chartered Financial Analyst® designation, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a member of the Board of Directors of Fibrocell Science, Inc. Within the past five years, Mr. Swirsky has also served on the board of PolyMedix, Inc.
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
Bryan T. Butman, Ph.D. joined the company in 1999 and now serves as Senior Vice President, Development. Dr. Butman previously served as GenVec’s Vice President of Vector Operations (2005 to 2006), Vice President of Quality (2002 to 2005) and Director of Quality and Analytical Science (1999 to 2002). Prior to joining GenVec, Dr. Butman was Executive Director of Diagnostic Product Research and Development with INTRACEL Corporation, a biotechnology company. Dr. Butman has over 30 years of biotechnology product development experience including clinical gene therapy, human monoclonal antibody and clinical diagnostic products. Throughout his biotechnology career, Dr. Butman has developed successful products in the areas of oncology, cardiovascular disease, infectious disease, food safety and hematology. He has held senior positions within Warner Lambert, AKZO-Nobel, Organon Teknika, PerImmune and INTRACEL. Dr. Butman holds a Ph.D. in Cell Biology from Wayne State University.
James V. Lambert joined GenVec in 2006 and now serves as Senior Director, Accounting and Finance, Corporate Controller and Treasurer. Prior to joining GenVec, from 1999 to 2006, Mr. Lambert was the Controller at Sigma Tau Pharmaceuticals, the North American distributor of pharmaceutical drugs, dietary supplements, and fine chemicals for an Italian company. Previously, he served as Controller for Stone Street Capital, Inc., Accounting Manager for OncorMed, Inc., and in various positions with increasing levels of responsibility at Blue Cross Blue Shield of the National Capital Area. Mr. Lambert began his career as an analyst for E-Systems, Melpar Division. Mr. Lambert, a Certified Public Accountant, received a B.A. in Economics and a B.S. in Accounting from the University of Maryland.

EMPLOYEES
As of February 28, 2015, we had 11 employees, 2 of whom hold Ph.D. degrees and 2 of whom hold other advanced degrees. Of our total workforce, 4 are engaged primarily in research and development activities and 7 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.
PRINCIPAL EXECUTIVE OFFICES
We were incorporated in Delaware in 1992. Our principal executive offices are located at 910 Clopper Road, Suite 220N, Gaithersburg, Maryland 20878. Our telephone number at that location is (240) 632-0740.
AVAILABLE INFORMATION
We maintain an internet website at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission. Our website also includes copies or links to selected published studies and posters of presentations, within the limits of copyright law and practicability, which contain additional information about clinical trials of our product candidates. Our website and the information we post on our website is expressly not incorporated by reference in this Annual Report on Form 10-K. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
We have incurred net losses in each year since our inception in December 1992, including a net loss of  $2.5 million for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of approximately $278.3 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on our revenues and our expenses.
We have derived all of our revenues from payments from collaborations with corporations and government entities and will continue to do so for the foreseeable future. It may be several years, if ever, before we will recognize revenue from product candidate sales or royalties. While we have taken efforts to control costs throughout 2014, a large portion of our expenses are fixed, including expenses related to facilities, equipment and personnel, and our ability to continue to meaningfully reduce costs is limited. In addition, we expect to continue to spend significant amounts to fund research and development to advance our programs and to enhance our core technologies. As a result of our operating expenses, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, it may not be sustainable.
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
We face the risk of failure involved in developing therapies based on new technologies and the difficulties generally associated with drug development. CGF166 is the only product candidate that we and our collaborators currently have in clinical trials. Novartis initiated dosing in a Phase 1/2 clinical trial of CGF166 in October 2014. Significant additional research and animal testing, referred to as preclinical testing, will need to be conducted before any of our other product candidates currently under active development can advance to clinical trials. It may take us many years to complete preclinical testing or trials, and we expect that doing so will be dependent on our ability to enter into collaborations. Drug development is an uncertain scientific and medical endeavor, and failure could occur at any stage of development. Acceptable results in early testing or trials might not be repeated later. Not all products in preclinical testing or early stage clinical trials will become approved products, and historically there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. Before an application can be filed with the FDA for product approval, we or our collaborators must show that a particular product candidate is safe and effective. Even with respect to product candidates that advance to clinical trials, we or our collaborators must demonstrate the safety and efficacy of those product candidates before FDA approval can be secured. The failure to adequately show the safety and effectiveness of our product candidates would prevent FDA approval of our products. Any one of our product candidates could fail at any time, as clinical development of drug candidates presents numerous unpredictable and significant risks and is very uncertain at all times prior to regulatory approval by the FDA or health authorities in other major markets.
Because regulatory approval must be obtained to market our products, we cannot predict whether or when our products will be commercialized; failure to comply with applicable regulations can also harm our business and operations.
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
Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or injunction, as well as other regulatory action against our product candidates or us. If regulatory approval of a product is granted, this approval will be limited to those disease indications for which the product has been shown through clinical trials to be safe and effective. Even if approved, a product may not be approved for the indications that are necessary or desirable for successful commercialization, or the FDA may impose restrictions on distribution of the product that may materially impact our operations. The FDA also strictly regulates promotion and labeling after approval. Outside the U.S., the ability to market a product is also contingent upon receiving clearances from the appropriate regulatory authorities. This non-U.S. regulatory approval process includes risks similar to those associated with FDA clearance described above and is subject to the independent judgments, policies, priorities and decisions of the applicable regulatory authorities, which may differ from those of the FDA.
We do not currently have any late stage clinical trials in our therapeutic product or vaccine development programs and, therefore, we do not have any near-term prospects of generating revenues from the commercial sale of our therapeutic or vaccine products.
We do not currently have any therapeutic products or vaccines in late stage clinical programs, and the one product of ours that has received some approval is our FMD vaccine, on which a conditional license was issued that was applicable in certain emergency or similar situations. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of our product candidates in our therapeutic product or vaccine programs. In October 2014 Novartis initiated dosing in a Phase 1/2 clinical trial of CGF166. There can be no assurance that CGF166 will successfully complete that trial, much less enter or successfully complete any other clinical trial. There also can be no assurance that any of our other therapeutic products or our vaccines will enter or successfully complete the clinical trials required for commercialization.
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
A central aspect of our business strategy is to enter into collaborations to support the development of our products. Our lead program, in the field of regenerative medicine and licensed to Novartis, is for the development of novel treatments for hearing loss and balance disorders. In addition to this program, we intend to license rights to our proprietary vector and cell line technologies to additional companies and organizations and license our preclinical vaccine candidates for the prevention of RSV and the treatment of HSV-2 infection. There can be no assurance that we will be able to enter into licensing and other collaboration agreements on terms that are acceptable to us, or at all. If we are not able to enter into and sustain license or other collaboration agreements, we would not be able to develop a sustainable revenue base, and we would need to raise additional funds for the development and commercialization of our product candidates and technologies and develop additional capabilities in testing, manufacturing, marketing and sales, among other areas. If we are not able to enter into successful collaborations or obtain additional funds through other means, we would have to delay, curtail or abandon the development and commercialization of certain product candidates and technologies.
We intend to continue to seek support for our government funded contracts and collaborations for the development of new vaccines, but our existing agreements are subject to termination and uncertain future funding and there is no certainty that we will be able to enter into new agreements.
In addition to corporate collaborations, we have historically entered into agreements with U.S. government agencies, such as the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), the U.S. Department of Homeland Security (DHS), the U.S. Department of Agriculture (USDA) and the U.S. Naval Medical Research Center (NMRC) to support our vaccine research. These and similar agreements have historically accounted for a substantial portion of our revenues, and we intend to continue entering into these agreements in the future. Our business strategy is partially dependent on collaboration agreements with U.S. government agencies and on the ability of these government agencies to perform under these agreements, which performance depends on adequate continued funding of the agencies and their programs.
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
Clinical trials, including the Phase 1/2 clinical trial of CGF166, may be delayed or prematurely terminated by many factors, including: (i) limited number of, and competition for, suitable patients for the particular clinical trial; (ii) slower than expected rate of patient recruitment and enrollment; (iii) failure of patients to complete the trial; (iv) inability to obtain sufficient quantities of acceptable materials for use in clinical trials; (v) delay or failure in reaching agreement on contract terms with prospective study sites or other third-party vendors who are supporting our clinical trials; (vi) inability to reach agreement with the FDA on a trial design that we are able to execute; (vii) difficulty in adequately following up with patients after treatment; and (viii) changes in laws, regulations, regulatory policy or clinical practices. Our ability or the ability of our collaborators to enroll appropriate patients for any clinical trials for our product candidates also may be adversely affected by trials being conducted by our competitors for similar disease indications. The failure of any clinical trials to meet applicable regulatory standards, or the standards of the relevant reviewing bodies could cause such trials to be delayed, suspended or terminated, which could further delay the development of any of our product candidates. Any such delays increase our product development costs, with the possibility that we could be required to raise additional funds. Delays in one clinical trial also can adversely affect our ability and the ability of our collaborators to launch clinical trials for similar or different indications. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.
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
In addition, with the March 2010 enactment of the Biologics Price Competition and Innovation Act (BPCIA), our products, if approved, may subsequently face competition from “biosimilar” products that are approved via an abbreviated process on the basis of a showing that the product is similar to our approved product. The BPCIA provides periods of exclusivity during which abbreviated applications may not be submitted to, or approved by, FDA, but the statute then allows approval by an abbreviated pathway and, if certain standards are met, a finding by FDA that the biosimilar product is interchangeable with the reference product. A similar abbreviated approval process for biosimilars (but without the possibility of an interchangeability determination) is available in Europe, too. If competitors are able to obtain marketing approval for biosimilars under an abbreviated regulatory approval process in the U.S. or Europe, our products may become subject to additional competition with the attendant pricing pressure. We also could face or be forced to bring litigation with respect to the validity or scope of patents relating to our products.
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
The issued patents we already have or may obtain in the future may not provide commercially meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators’ patents in the U.S. and in other countries. In the event a company, institution or researcher infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, expensive and time consuming, with no guarantee that our or our collaborators’ patent rights will be upheld. Others may be able to design around these patents or develop unique products providing effects similar to our products. In addition, our competitors may legally challenge our patents, and they may be considered invalid. For example, we are also aware of issued patents and pending patent applications of third parties relating to aspects of production, purification, quality assessment, and formulation technology. It could be alleged that our production, purification, quality assessment, and formulation technology conflict with such existing or future patents.
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
We are exposed to potential product liability claims.
Our business will expose us to potential product liability risks inherent in the clinical testing and manufacturing and marketing of pharmaceutical products, and we may not be able to avoid significant product liability exposure. A product liability claim or recall could be detrimental to our business. Although we currently maintain product liability and clinical trial insurance, our present product liability and clinical trial insurance may be inadequate. Any successful product liability claim may prevent us from obtaining adequate product liability and clinical trial insurance in the future on commercially desirable or reasonable terms. In addition, product liability and clinical trial coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. A successful product liability claim could have a material adverse effect on our reputation, business, financial condition and results of operations.
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
Our revenue is exclusively derived from our collaboration agreements with corporate partners, under which we may receive grants, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties, manufacturing revenue or payment for our development activities on behalf of third parties. We are particularly dependent on our agreement with Novartis, pursuant to which we are facilitating the development of first-in-class products for the treatment of hearing and balance disorders. On February 11, 2014, Novartis informed us that the third milestone under our agreement had been achieved after Novartis filed an IND with the FDA for the clinical development of CGF166, the lead product candidate under our collaboration. The IND was deemed effective on February 7, 2014, triggering a $2 million milestone payment to us. On October 28, 2014, the fourth milestone under our agreement with Novartis was achieved after the first patient was dosed in the Phase 1/2 clinical trial of CGF166, triggering a $3 million milestone payment to us. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the timing of clinical, regulatory or sales events which result in milestone payments and the timing and success of the commercial launch of new products by our collaboration partners. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partner achieve clinical, regulatory and sales milestones, whether the collaboration is exclusive or whether we can seek other partners, the timing of regulatory approvals in one or more major markets and the market introduction of new products or generic versions of the approved product, as well as other factors.
Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition if we are able to commercialize our candidate products.
Healthcare costs have risen significantly over the past decade. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, PPACA). This law substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal and private healthcare programs, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.
We anticipate that if and when we or our collaborators commercialize our products in the U.S., a significant portion of our revenue and the revenue from our collaborators from sales of our products will be derived from government payers, including Medicare, Medicaid, and Department of Defense programs. Reimbursement rates to purchasers of our drugs and our net revenues for sales of drugs used by these programs can be altered by legislation or regulation. PPACA and other federal law require rebates on certain drugs utilized under Medicare, Medicaid, and Department of Defense programs and require discounts on certain drugs furnished to Medicare beneficiaries. For example, as part of PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, (commonly known as the “donut hole”), once we or our collaborators participate in the Medicare program, we or our collaborators will be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole.
PPACA also made changes to the Medicaid drug rebate program, discussed further herein, including changing the definition of AMP, expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well, and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products and from 11% to 13% for non-innovator products. We expect that the increased minimum rebate of 23.1% will apply to our products following commercialization, if successful, in the U.S. Furthermore, PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of  $3.0 billion in 2015, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. We expect that PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and our ability to successfully commercialize our product candidates or could limit or eliminate our spending on development projects.
Some of PPACA reforms will take effect in 2015, and others are slated for implementation in 2015. The effects of such reforms will be shaped significantly by implementing regulations that have yet to be finalized, by difficulties in implementation of the new insurance marketplaces and by state government decisions. In 2012, Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare and Medicaid programs, issued proposed regulations to implement the changes to the Medicaid drug rebate program under PPACA but has not yet issued final regulations. CMS is currently expected to release the final regulations in April 2015. Many states have not chosen to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted by

PPACA. It is unclear whether these states will choose to expand their programs in the future and whether there will be more uninsured patients than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program as permitted by PPACA, there will be fewer insured patients overall. In addition, problems with implementation of the websites and other administrative services to help people enroll in qualifying insurance coverage may have reduced the number of uninsured people who obtain coverage under PPACA. The reduction in the number of insured patients could impact the sales, business and financial condition following the commercialization, if successful, of our products in the U.S.
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
The healthcare industry, and thus our business, continues to be subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change. The restrictions under applicable federal and state health care fraud and abuse laws and regulations that may affect our ability to operate include, but are not limited to:
•
The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, PPACA clarified that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of the statute or specific intent to violate it. In addition, PPACA amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.
•
The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs and other interactions with customers including those that may have affected their billing or coding practices and submission to the federal government. In addition, PPACA amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

•
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and also imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking such payments on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

•
The federal Foreign Corrupt Practices Act of 1997 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.
If third party payers do not provide coverage or reimbursement for our products, those products will not be widely accepted, which would have a negative impact on our business, results of operations and financial conditions.
Even if a product of ours receives regulatory approval, our success will depend, in part, on the extent to which coverage and reimbursement will be available from third party payers such as Medicare, Medicaid, other government health programs, private health insurers, managed care programs, and other organizations. Third party payers are increasingly challenging the price and cost-effectiveness of medical products and services, and this trend is expected to continue. Therefore, significant uncertainty exists as to the pricing approvals for, and the coverage or reimbursement status of, newly approved healthcare products. Additional federal or state health care legislation may be adopted in the future, any products that we seek to commercialize may not be considered cost-effective, and limitations on coverage and the amount of reimbursement for our products could be imposed. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures, including a reduction in reimbursement rates could cause potential corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates. We cannot be certain that, if and when our products become commercialized, the pertinent reimbursement amounts or formulary status for our products will be sufficient to enable us to market and sell our products.
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
The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During 2014, the closing price of our stock price ranged from $1.68 to $4.15. The following factors, among others, could have a significant impact on the market price of our common stock:
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

We do not intend to pay dividends on our common stock for the foreseeable future.
We do not anticipate that we will have any revenues for the foreseeable future and accordingly, we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in our Company will be realized, if at all, only when you sell shares of our common stock.
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
Our ability to utilize our net operating loss carryforwards may be limited.
We have significant federal and state net operating loss carryforwards. However, our net operating loss carryforwards and certain other tax attributes may expire and not be used. Additionally, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, as well as other pre-change tax attributes (e.g., research and experimentation tax credits), to offset its post-change income may be limited. We have previously experienced at least one ownership change and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership or future equity offerings. As of December 31, 2014, we had federal net operating loss carryforwards of approximately $253.3 million that expire at various dates through 2033 that together with other tax attributes could expire unutilized or could be limited if we have experienced, or if in the future we experience, an ownership change.
We may need to raise additional capital, and the issuance of debt or equity securities could adversely affect our common stockholders.
We are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. We may need to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.
We have historically raised capital through the issuance of equity securities. We have on file an effective shelf registration statement that allows us to raise up to $75.0 million from the sale of common or preferred stock or warrants for the purchase of common or preferred stock. We may also choose to issue either debt or equity securities in offerings not made pursuant to our shelf registration statement. The issuance of debt or equity securities could adversely affect the voting power of holders of our common stock. The issuance of debt or equity securities could also decrease the market price of our common stock or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.
We may not be able to raise additional capital on favorable terms, if at all.
We may not be able to raise additional funds on acceptable terms, or at all through the issuance of equity or debt securities. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended.
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.
ITEM 2.
PROPERTIES

In December 2013, we entered into a lease for 6,489 square feet for our corporate offices and research development laboratories at 910 Clopper Road, Suite 220N in Gaithersburg, Maryland. We relocated our operations to this location in January 2014. In December 2014 we amended this lease to include an additional 2,290 square feet located at 910 Clopper Road, Suite 260S in Gaithersburg, Maryland. In February 2015 we amended this lease to include an additional 733 square feet located at 910 Clopper Road, Suite 280S in Gaithersburg, Maryland. As a result of the last amendment, the term of the lease now expires on March 31, 2020. We have additional space within this facility that can be utilized to accommodate future growth, and we currently believe this facility is sufficient to meet our present needs.
We leased 42,900 square feet at 65 West Watkins Mill Road in Gaithersburg, Maryland. The term of that lease expired on October 31, 2014.
ITEM 3.
LEGAL PROCEEDINGS

On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Class Action Complaint). In the Amended Class Action Complaint, Lead Plaintiffs asserted claims, purportedly on behalf of a class of persons who had purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants had violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs alleged generally that the Company and individual defendants had made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs alleged that these misrepresentations resulted in the Company’s common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs sought unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Class Action Complaint in its entirety for failure to state a claim upon which relief can be granted. On September 20, 2013, the Court granted this motion and dismissed the case in its entirety and with prejudice. Lead Plaintiffs did not file an appeal.
On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case was styled Garnitschnig v. Horovitz, et al. and generally arose out of the matters alleged to underlie the securities action. The plaintiff, who purported to bring the action derivatively on behalf of the Company, originally alleged that the individual defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. Pursuant to the Court’s order dated April 5, 2013, the Garnitschnig case was stayed pending a decision on the motions to dismiss filed in the Shah action. On October 2, 2013, the parties entered into a stipulation confirming that the stay of the Garnitschnig action was lifted and providing that, if the plaintiff elected to continue with the action, he would file an Amended Complaint on or before November 26, 2013.
On November 1, 2013, the plaintiff in the Garnitschnig action filed an Amended Verified Shareholder Derivative and Class Action Complaint (the Amended Complaint) that supersedes the previous Complaint and asserted claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and alleged violations of the duty of candor. The plaintiff, who now purported to bring the Amended Complaint both derivatively and as a shareholder class action, alleged that certain current and former members of the Board of Directors exceeded their authority under the Company’s 2011 Omnibus Incentive Plan (the 2011 Plan) by exceeding certain limits applicable to both stock options and restricted stock. The Amended Complaint further alleged that the Company’s Proxy Statement was materially false and misleading for failing to disclose the alleged violations of the 2011 Plan. The Amended Complaint sought, among other things, an unspecified amount of damages.
On November 1, 2013, the plaintiff in the Garnitschnig action also filed a motion for preliminary injunction seeking to postpone the Company’s 2013 annual meeting unless and until certain disclosures were made to the Company’s shareholders regarding the 2011 Plan. On November 20, 2013, the Court denied that motion in its entirety. The Company and the individual defendants then filed motions to dismiss the Amended Complaint on January 27, 2014. On September 5, 2014, the Court denied the Company’s and the individual defendants’ motion to dismiss as to all claims except for the claim for corporate waste, holding that the Amended Complaint adequately alleged claims for breach of fiduciary duty and breach of the duty of candor against the Board of Directors, and claims for unjust enrichment against certain current and former officer and directors.
On October 17, 2014, a second putative class and derivative action was filed in the United States District Court for the District of Maryland styled Galitsis v. Swirsky, et. al., Case No. 14-cv-3265. The Galitsis Complaint contains the same allegations and asserts the same claims as those in the Garnitschnig Amended Complaint (except for the dismissed corporate waste claim). Shortly after the Galitsis action was filed, counsel for the plaintiff  (who was also counsel for the plaintiff in the Garnitschnig action) voluntarily dismissed the Garnitschnig action.
On or about November 3, 2014, the parties to the Galitsis action reached an agreement in principle set forth in a Settlement Term Sheet to settle the Galitsis action. Subsequently, on January 23, 2015, the parties executed and filed with the Court a Stipulation of Settlement embodying terms previously set forth in the Settlement Term Sheet. In connection with the settlement, the Company put forward proposals at its annual meeting held on December 5, 2014 to ratify awards made pursuant to the 2011 Plan. The parties also agreed in connection with the settlement that the Company would follow certain corporate governance policies. The stipulation of settlement is subject to certain customary conditions, including court approval. On March 12, 2015, the Court entered an order preliminarily approving the proposed settlement of the Galitsis action and scheduled a hearing on May 6, 2015 to consider whether to enter an order of final approval. If the court approves the settlement, the settlement will resolve all of the claims that were or could have been brought in the Galitsis action, including all claims related to awards made pursuant to the 2011 Plan.

The Company and the individual defendants vigorously deny all liability with respect to the claims alleged in the Galitsis action. However, the Company considered it desirable that the action be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims. The settlement, including any award of attorneys’ fees or expenses, is contingent upon court approval. As such, the amount of possible loss or range of loss, if any, cannot be reasonably estimated. The Company does not believe that, based on currently available information, the outcome of this proceeding will have a material adverse effect on our financial condition.
ITEM 4.
MINE SAFETY DISCLOSURES

Not Applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “GNVC”. Set forth below is the range of quarterly high and low closing sale prices for our common stock for the two most recent years, as reported on the NASDAQ Capital Market:
	HIGH	LOW
First Quarter 2014	$4.15	$2.33
Second Quarter 2014	$2.93	$2.06
Third Quarter 2014	$2.67	$2.00
Fourth Quarter 2014	$2.24	$1.68
First Quarter 2013	$2.00	$1.40
Second Quarter 2013	$1.49	$0.35
Third Quarter 2013	$1.50	$0.27
Fourth Quarter 2013	$2.32	$1.26
As of February 27, 2015, there were approximately 76 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners.
We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the last fiscal year.
Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 6.
SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2014. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.
SUMMARY STATEMENT OF OPERATIONS:
	YEARS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenue from stragetic alliances and research contracts	$6,041	$3,682	$9,353	$17,744	$16,467
Operating expenses:
General and administrative	6,314	8,484	9,102	7,810	8,152
Research and development	2,264	5,492	14,348	17,416	20,936
Total operating expenses	8,578	13,976	23,450	25,226	29,088
Operating loss	(2,537)	(10,294)	(14,097)	(7,482)	(12,621)
Other income, net	22	275	42	41	347
Net loss	$(2,515)	$(10,019)	$(14,055)	$(7,441)	$(12,274)
Basic and diluted net loss per share	$(0.16)	$(0.77)	$(1.09)	$(0.58)	$(0.97)
Shares used in computation of basic and diluted net loss per share	15,827	12,948	12,940	12,921	12,671

SUMMARY BALANCE SHEET DATA:
	AS OF DECEMBER 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash, cash equivalents, and short-term investments	$14,692	$6,105	$15,255	$26,446	$35,170
Working capital	13,014	3,999	12,741	25,739	31,689
Total assets	15,609	7,254	17,430	30,150	39,432
Accumulated deficit	(278,295)	(275,780)	(265,761)	(251,706)	(244,265)
Total stockholders’ equity	13,298	4,610	13,743	26,538	32,420
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
OVERVIEW
GenVec, Inc. (GenVec, we, our, or the Company) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary adenovector gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, for the development and manufacture of therapeutics and vaccines to the biopharmaceutical industry.
A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial Limited, and the U.S. Government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), Enterovirus D68 (EV-D68) and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).
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
Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders through the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis on the development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.
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

Our research and development expenses were $2.3 million and $5.5 million for the years ended December 31, 2014 and 2013, respectively. These expenses were divided between our research and development platforms in the following manner:
	Years ended December 31,
	2014	2013
	(in millions)
Vaccines	$1.1	$3.4
Hearing Loss and Balance Disorders	1.1	2.0
Other Programs	0.1	0.1
Total	$2.3	$5.5

Hearing.   In a collaboration with Novartis, our hearing loss and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Since commencement of this development program, GenVec has incurred approximately $23 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreement with Novartis. The decrease in research and development expenses in 2014 was primarily due to our lead product candidate, CGF166, entering into a Phase 1/2 clinical study.
Vaccines.   Under our corporate and government funded vaccine programs, GenVec continues to develop vaccine candidates against malaria, RSV, HSV, and other infectious diseases, as well as an animal health vaccine for FMD. Since commencement of these vaccine development programs in 2002, GenVec has incurred approximately $120 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreements with our various sponsors. We have entered into a collaboration with Merial Limited to develop vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program are supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture.
To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.
We have incurred operating losses each year since inception and, as of December 31, 2014, had an accumulated deficit of approximately $278.3 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.
Due to the inherent uncertainties in research and development and the nature of our business, including those discussed throughout this Annual Report on Form 10-K, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. However, we believe that we have sufficient operating capital to continue our current research, development and collaborative activities into 2017.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates using authoritative pronouncements, historical experience, and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” in the Notes to Financial Statements included in this Annual Report on Form 10-K.
We have discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While we base estimates and assumptions on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.
We believe the following accounting policies to be critical because they require significant estimates or judgment on the part of management.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 2 “Summary of Significant Accounting Policies” in the Notes to Financial Statements included in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2014 AND 2013
REVENUE
Revenue.   Revenue increased 64% to $6.0 million in 2014 from $3.7 million in 2013.
Revenues for the twelve-month period ended December 31, 2014 were derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from the Company’s funded research and development programs with the Department of Homeland Security (DHS), National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), and the U.S. Naval Medical Research Center (NMRC), all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria.
We entered into a research collaboration and license agreement (the Agreement) with Novartis in January 2010, which accounted for $0.2 million and $0.4 million of revenue in 2014 and 2013, respectively.
Additionally, since the inception of the Agreement, we have been eligible to receive up to an additional $206.6 million in milestone payments if certain clinical, regulatory and sales milestones are met. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application filed by Novartis for CGF166 with the U.S. Food and Drug Administration (FDA). In October 2014, we announced that we had achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered by the first patient treated with CGF166 in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss. As of February 28, 2015, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. Additionally, we are also entitled to royalties on future sales.
In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement, which accounted for $0.3 million and $0.4 million in revenue in 2014 and 2013, respectively.
In September 2012, we signed an agreement worth approximately $3.5 million with the U.S. Naval Medical Logistics Command to support malaria vaccine development efforts at the NMRC. Under the terms of the agreement, GenVec was responsible for producing clinical supplies of our malaria vaccine, which utilized our novel, proprietary technology. NMRC used this clinical material as part of its efforts to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, GenVec retained the right to commercialize this novel technology. There was $1.4 million of revenue recognized under this contract during 2013 and no revenue recognized under this contract during 2014. On July 29, 2013, we entered into a modification to terminate contractual obligations under the agreement.
The increase in revenue in 2014 is primarily due to increased revenue of  $4.6 million generated by our hearing loss and balance disorders program versus the prior year as a result of our achievement of milestones totaling $5.0 million in revenue in 2014 offset by a $0.4 million reduction in revenues received for services performed in connection with this program. We continue to expect that revenue for this program will decrease now that our lead product candidate, CGF166, is in Phase 1/2 clinical development. This revenue increase in 2014 was partially offset by a $1.5 million decrease in revenue in 2014 associated with our malaria program, primarily due to the termination of our September 2012 agreement with the NMRC in July 2013, as compared to the comparable prior year period. We also experienced reduced revenues of $0.4 million, $0.2 million, and $0.2 million as a result of reduced work scope for work performed under grants, for our foot and mouth disease and for our HIV programs in 2014 as compared to 2013.
OPERATING EXPENSES
Research and development.   Research and development expenses decreased 59% to $2.3 million in 2014 from $5.5 million in 2013. In 2014, we experienced lower research and development costs than in the prior year due primarily to decreased personnel costs due to the reductions in force that occurred in 2013 and a decreased allocation of facility costs to research and development in 2014 as compared to 2013. Stock-based compensation expense included in research and development personnel costs decreased approximately $236,000 in 2014 as compared to the prior year.
General and administrative.   General and administrative expenses decreased 26% to $6.3 million in 2014 from $8.5 million in 2013. General and administrative expenses were lower in 2014 primarily due to lower personnel, professional and facility overhead costs. The reduced costs were partially offset by an increased allocation of facility costs to general and administrative in 2014 as compared to 2013. General and administrative expenses include a decrease of approximately $96,000 of stock-based compensation expense in 2014 as compared to the prior year and no non-recurring severance costs in 2014 as compared to $1.5 million in 2013.
OTHER INCOME (LOSS)
Total other income decreased to $22,000 in 2014 as compared to $275,000 in 2013. In 2014, total other income consisted primarily of interest income. In 2013, total other income consisted of the gain on the sale of non-capital laboratory supplies and equipment and to a lesser extent interest income.
LIQUIDITY AND CAPITAL RESOURCES
We have experienced significant losses since our inception. As of December 31, 2014 we have an accumulated deficit of  $278.3 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.
As of December 31, 2014, cash, cash equivalents, and short-term investments totaled $14.7 million as compared to $6.1 million at December 31, 2013.
For the 12 months ended December 31, 2014, we used net cash of  $2.0 million for operating activities. This consisted of a net loss for the period of  $2.5 million, which included approximately $0.2 million of non-cash depreciation and amortization, $0.5 million of non-cash stock-based compensation expenses, $0.1 million of loss on sale of long lived assets, $0.4 million used for the net change in current assets and liabilities, and $0.1 million provided by the net change in non-current assets. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.
Net cash used in investing activities during the 12 months ended December 31, 2014 was $5.9 million, which included $5.9 million for the net purchases of marketable securities and $44,000 for the purchase of property and equipment.

There was $10.7 million of cash provided by financing activities during the 12 months ended December 31, 2014 as a result of our “at-the-market” offering and Registered Direct Offerings that occurred in the first quarter of 2014 as described below.
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
Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. On May 29, 2014, 711,539 warrants with an exercise price of  $8.58 issued in May 2009 expired. On February 1, 2015, 420,000 warrants with an exercise price of  $27.50 issued in February 2010 expired. As a result, as of February 28, 2015, we have no warrants outstanding. Please see Note 8 “Stockholders’ Equity” to our audited financial statements included in this Annual Report.
On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2014.
On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. As of March 20, 2015, we have sold approximately $11.6 million of common stock under the 2014 shelf registration statement. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Our last sales under the Form S-3 were in March 2014, in the amount of $9.0 million.
On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of March 20, 2015, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.
On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.
Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $5 million and $7 million of cash during the four quarters ending December 31, 2015. Our estimate includes approximately $0.3 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into 2017.
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
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that: (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
ITEM 9B.
OTHER INFORMATION

None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors
The following table sets forth the director nominees for election at the Company’s 2015 annual meeting of stockholders (the Annual Meeting), the directors of the Company currently in office, their ages and the positions currently held by each such person with the Company.
Name	Age	Position
Directors whose terms expire at the Annual Meeting
Douglas J. Swirsky.	45	Director, President and Chief Executive Officer (nominee)
Wayne T. Hockmeyer, Ph.D.(2)(3)	71	Chairman of the Board of Directors (nominee)
Directors whose terms expire in 2016
William N. Kelley, M.D.(2)(3)	76	Director
Quinterol J. Mallette, M.D.(1)	41	Director
Directors whose terms expire in 2017
Stefan D. Loren, Ph.D.(1)(3)	51	Director
Marc R. Schneebaum(1)(2)	61	Director

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
Directors Whose Terms Expire in 2015
Douglas J. Swirsky has served as the President and Chief Executive Officer and as a director of the Company since September 2013. He joined the Company in 2006 as Chief Financial Officer, Corporate Secretary and Treasurer, and continues to serve as Corporate Secretary. Prior to joining the Company, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and holder of a Chartered Financial Analyst® designation, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his undergraduate degree in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a member of the Board of Directors of Fibrocell Science, Inc. Within the past five years, Mr. Swirsky has also served on the board of PolyMedix, Inc.
Mr. Swirsky’s background with, and institutional knowledge of, the Company together with his day-to-day leadership of our business gives the Board an invaluable executive with a Company-focused perspective.
Wayne T. Hockmeyer, Ph.D. has served as a director of the Company since December 2000. Dr. Hockmeyer is a member of the Nominating and Corporate Governance Committee, is the Chairman of the Compensation Committee, and was appointed Chairman of the Board in November 2013. Dr. Hockmeyer founded MedImmune, Inc. (MedImmune) in April 1988 as President and Chief Executive Officer and was elected a director of MedImmune in May 1988. Dr. Hockmeyer became Chairman of the board of directors of MedImmune in May 1993 and left his position as Chief Executive Officer in October 2000. Dr. Hockmeyer is currently retired, having resigned from his positions as a member of the MedImmune board of directors and as President of MedImmune Ventures, Inc. following the acquisition of MedImmune by AstraZeneca Biopharmaceuticals, Inc. in June 2007. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Currently, he is a director of Baxter International Inc., and the Indian River Medical Center. Within the past five years, Dr. Hockmeyer served on the board of directors of Idenix Pharmaceuticals, Inc.
Dr. Hockmeyer’s experience for the past two decades at the forefront of biotechnology development provides a valuable resource and knowledge base for our Board. Dr. Hockmeyer’s experience in founding and managing MedImmune prior to its acquisition, both as its most senior executive and as Chairman of its board of directors, enables him to counsel the Board in a unique and beneficial manner.
Directors Whose Terms Expire in 2016
William N. Kelley, M.D. has served as a director of the Company since June 2002. Dr. Kelley is the Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee. Dr. Kelley and his colleagues at the University of Michigan were the first to show proof of concept data for in vivo gene therapy as it is recognized today. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. He is currently Professor of Medicine at the School of Medicine of the University of Pennsylvania. In the national leadership arena, Dr. Kelley has served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine, and Chair of the Residency Review Committee for Internal Medicine. Within the past five years, Dr. Kelley served on the board of directors of Merck & Co. Inc., Beckman Coulter, Inc., Advanced Biosurfaces, Inc., Polymedix, Inc., and he now also serves on the board of directors of Transenterix, Inc.
Dr. Kelley brings a long history of involvement in experimental models of gene therapy to the Board. Dr. Kelley’s many leadership roles, both as a leader in the field of gene therapy and as a senior management figure of an internationally renowned medical center, allow him to provide strong leadership to our Board.
Quinterol J. Mallette, M.D. was appointed to the Board in October 2014. Dr. Mallette is a member of the Audit Committee. Dr. Mallette was initially recommended as a director candidate by one of our stockholders. Dr. Mallette presently serves as Senior Analyst at SWK Holdings, Inc., a publicly-traded healthcare-focused specialty finance firm, a position he has held since 2013. From 2011 to 2013, Dr. Mallette was the Founder and President of Mallette Research Associates, a provider of in-depth, real-time equity research to brokerage houses. From 2009 to 2011, Dr. Mallette was the Founder and President of the Invictus Trading Group, Inc., a proprietary trading group with expertise in healthcare. Dr. Mallette began his career in 2001 at Lehman Brothers as an Equity Research Analyst in the Biotechnology space. Dr. Mallette left Lehman to fill the role of Senior Analyst for a healthcare-dedicated fund, before starting his own fund. Dr. Mallette holds B.S. degrees in Biomedical Engineering and Psychology from Duke University. He also received an MBA from the Fuqua School of Business at Duke University and a medical degree from the Duke University School of Medicine.
Dr. Mallette has significant experience in healthcare and biotechnology-focused finance and investment institutions and an educational background in medicine and business, bringing to the Board a deep understanding of the Company’s industry and the capital markets.
Directors Whose Terms Expire in 2017
Stefan D. Loren, Ph.D. has served as a director of the Company since September 2013. Dr. Loren is a member of the Audit Committee and the Nominating and Corporate Governance Committee. Dr. Loren was initially recommended as a director candidate by one of our stockholders. Since March 2014, Dr. Loren has been engaged in founding Loren Capital Strategy, an investment fund. Dr. Loren was a Managing Director of Westwicke Partners, a healthcare-focused consulting firm, from 2008 through February 2014. From 2007 to 2008, Dr. Loren was an Analyst with Perceptive Advisors, a healthcare-focused investment fund, and, prior to that, served as an analyst and portfolio manager for MTB Investment Advisors from 2005 to 2007. Prior to 2005, Dr. Loren was a Managing Director in the healthcare equity research group at Legg Mason, and before joining Legg Mason, a Research Chemist at the advanced technologies division of Abbott Laboratories and a Research Fellow at the Scripps Research Institute. Dr. Loren received his B.A. from the University of California, San Diego, and his Ph.D. from University of California, Berkeley. Currently, he is a director of Marina Biotech, Inc. Within the past five years, Dr. Loren has served on the boards of directors of Orchid Cellmark Inc. and Polymedix, Inc.
Dr. Loren has over 15 years of experience in financial markets and a decade of experience in research and development in the pharmaceutical and biotechnology industries. This unique combination makes Dr. Loren an important resource to our Board.
Marc R. Schneebaum has served as a director of the Company since April 2007. Mr. Schneebaum is a member of the Compensation Committee and the Chairman of the Audit Committee. Mr. Schneebaum has served as the Chief Financial Officer and Senior Vice President of Synta Pharmaceuticals Corp. since December 2014. Mr. Schneebaum has also served as an industry consultant. Mr. Schneebaum served as President, Chief Executive Officer and a director of Predictive BioSciences, Inc., a commercial stage cancer diagnostics company, from 2011 to 2013. From 1997 to 2010, Mr. Schneebaum served as President, Chief Executive Officer, and a director of Sensors for Medicine and Science, Inc., an emerging medical technology company. From 1991 to 1997, he served as Senior Vice President, Finance, Business Development and Administration, and Chief Financial Officer of Genetic Therapy, Inc., a biotechnology company (acquired by Sandoz/Novartis). From 1987 to 1991, Mr. Schneebaum was a Vice President at Alex Brown & Sons Incorporated, a leading investment banking firm (now part of Deutsche Bank), where he participated in a variety of finance and strategic assignments. Mr. Schneebaum began his career in the accounting and auditing group at KPMG LLP, advancing to Senior Manager in the management consulting group. Mr. Schneebaum, a Certified Public Accountant (inactive), received his degree in Business Administration from the University of Maryland. He has also served on the boards of the March of Dimes of Maryland and the Maryland Enterprise Investment Fund.
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
Based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2014, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with in a timely manner.
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
Director Nomination Process
There have been no material changes to the process by which stockholders may submit nominees for election to the Board of Directors to the Nominating and Corporate Governance Committee since that process was described in the Company’s Proxy Statement filed with the SEC on November 4, 2014.
Audit Committee & Audit Committee Financial Expert
The Board has established the Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has adopted, and annually reviews, a written charter outlining the practices followed by the Audit Committee. The Audit Committee’s job is one of oversight as set forth in its Charter. It is not the duty of the Audit Committee to prepare the Company’s financial statements, to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate and are in accordance with accepted accounting principles. The Company’s management is responsible for the preparation, presentation and integrity of the financial statements. Management is also responsible for maintaining appropriate accounting and financial reporting practices and policies as well as internal controls and procedures designed to provide reasonable assurance that the Company is in compliance with accounting standards and applicable laws and regulations. The independent registered public accounting firm is responsible for planning and performing an independent audit of financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). The independent registered public accounting firm is responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles.
The members of the Audit Committee are Marc R. Schneebaum (Chairman), Stefan D. Loren, Ph.D. and Quinterol J. Mallette, M.D. Each member of the Audit Committee is independent as defined by NASDAQ listing standards. The Board has determined that at least one member of the Audit Committee, Marc R. Schneebaum, is an Audit Committee Financial Expert as defined in the SEC’s rules and regulations. The Audit Committee is responsible for appointing, compensating, overseeing and evaluating the selection of the Company’s independent registered public accounting firm and is responsible for overseeing the following: management’s preparation of the Company’s financial statements and management’s conduct of the accounting and financial reporting processes; management’s maintenance of internal controls and procedures for financial reporting; the Company’s compliance with applicable legal and regulatory requirements, including without limitation those requirements relating to financial controls and reporting; the independent auditor’s qualifications and independence; and the performance of the independent auditors, including the annual independent audit of the Company’s financial statements.

ITEM 11.   EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION TABLES AND INFORMATION
Summary Compensation Table
The following table summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2014:
Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Douglas J. Swirsky, Chief Executive Officer(1)	2014	375,000	—	232,899	140,625	6,500	755,024
	2013	316,259	53,200	152,156	—	6,500	528,115
Douglas E. Brough, Chief Scientific Officer	2014	310,650	—	155,266	75,000	6,500	547,416
	2013	310,650	33,250	103,466	—	6,500	453,866
Bryan T. Butman, Senior Vice President, Development	2014	278,060	—	124,213	62,564	6,500	471,337
	2013	278,060	19,950	91,294	—	6,500	395,804

(1)
Mr. Swirsky became Chief Executive Officer in September 2013.

(2)
Amounts represent the aggregate grant date fair value as computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.

(3)
Represents amounts earned under the Company’s annual performance award plan for the respective year.

(4)
Amounts shown for 2014 are discussed below under Narrative Disclosure to Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table
The following section provides a description of the 2014 compensation information contained in the Summary Compensation Table above for the following individuals, whom we refer to as our named executive officers:
•
Douglas J. Swirsky, President, Chief Executive Officer, and Corporate Secretary

•
Douglas E. Brough, Chief Scientific Officer

•
Bryan T. Butman, Senior Vice President, Development

Mr. Swirsky became our Chief Executive Officer (CEO) in September 2013.
Base Salaries
The Compensation Committee recommends a base salary level for the CEO, subject to Board approval, and approves base salary levels for the other named executive officers based on individual performance, promotions, and industry information. In considering base salary levels, the Compensation Committee gives most weight to the CEO’s performance assessment of each named executive officer (other than himself or herself). After the appointment of Mr. Swirsky to the position of President and CEO in September 2013, Mr. Swirsky’s base salary was increased by 20.6% to $375,000 in December 2013. Based on the recommendation by the Compensation Committee, Mr. Swirsky, and Drs. Brough and Butman did not receive an increase to their base salaries in 2014.
Annual Performance Award Plan
Each year, the named executive officers have the opportunity to receive annual performance awards through participation in the Company’s annual performance award plan. Participants in this plan are eligible to receive a target payment that is expressed as a percentage of the participant’s base salary and that is based on performance of the Company and each named executive officer’s overall individual performance (with the exception of the CEO). For 2014, annual performance award opportunities for Mr. Swirsky and Drs. Brough and Butman remained unchanged from the percentages used in the prior year, and were 50% and 30%, respectively.
For Mr. Swirsky, 100% of the annual performance award was based on corporate goals. For Drs. Brough and Butman, 70% was payable based on corporate goals and 30% was payable based on individual goals.
The corporate goals for 2014 were set on January 23, 2014. The goals, level of achievement and weight are described below:
Hearing Program	Receive payment for non-rejection of IND (weighted 20%)
Hearing Program	Receive payment for treatment of first patient (weighted 30%)
Hearing Program	Requalification of quality program by Novartis (weighted 5%)
Business Development	Enter new license agreements for technology or product program (weighted 25%)
Stability Program	Reestablish program (weighted 5%)
Financial Goals	2014 Cash Burn of $5.5M or less and other corporate initiatives (weighted 15%)
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
The Compensation Committee determined that the executives had a strong performance and that the payments under the Company’s annual performance award plan should reflect the organization’s achievements.
Named Executive Officer	Target Award ($)	Corporate Goals (%)	Individual Goals (%)	Corporate Goals (%)	Individual Goals (%)	% of Target Award (%)	Dollar Amount ($)
President & CEO	187,500	100	0	75	n/a	75	140,625
Chief Scientific Officer	93,195	70	30	75	93.25	80	75,000
SVP, Development	83,418	70	30	75	75	75	62,564
Annual Stock Option Grants
The Company uses stock options for its equity incentive awards in order to be consistent with its objective to align the interests of stockholders and its executives. Stock options are awarded annually and are considered part of total compensation, along with base salary and annual performance awards. Stock options granted in 2014, consistent with awards in prior years, vest over a four-year period, with one-eighth of each option grant vesting six months after the date of grant and the remainder vesting ratably over the following 42 months. This vesting schedule was selected because of the Company’s belief that it is consistent with industry practice while still providing a relatively long retention benefit.
Stock options that are granted as part of the long-term incentive program are granted with an exercise price equivalent to the closing price of the common stock on NASDAQ Capital Market on the date of grant. The exercise price of stock options granted to a newly hired executive officer is set at the closing price of GenVec’s common stock on NASDAQ on the start date of the executive officer, which is a date on or after approval of the grant by the Compensation Committee. In 2014, Mr. Swirsky, Drs. Brough and Butman, received annual stock option grants of 75,000, 50,000, and 40,000, respectively, on January 23, 2014 at an exercise price of  $3.96 per share.
Long-term Incentives — Special, One-time Restricted Share Grant
The Compensation Committee and our Board of Directors approved a special one-time award of 200,000, 125,000, and 75,000 restricted shares of our common stock to Mr. Swirsky, Dr. Brough, and Dr. Butman,

respectively, in September 2013 at the same time that the Board of Directors adopted our new operating strategy. The Compensation Committee determined it was appropriate to make the one-time award of restricted stock because of concerns about retention and to further align the interests of our executives with our stockholders. The Compensation Committee was concerned that notwithstanding the positive performance of our leadership by creating a new operating strategy, there was at risk of not being able to retain the Company’s leadership who were viewed as important to achieve the Company’s new operating strategy. Furthermore, the Compensation Committee determined it appropriate to make a grant to Mr. Swirsky to reflect his appointment as CEO. The stock award is disclosed in the stock award column of the summary compensation table.
All Other Compensation
In 2014, for Mr. Swirsky and Drs. Brough and Butman, the amounts shown in All Other Compensation in the Summary Compensation Table above include amounts for matching contributions under the Company’s 401(k) plan.
Employment, Severance and Change in Control Arrangements
GenVec has entered into employment agreements with Mr. Swirsky and Drs. Brough and Butman and has entered into a change in control agreement with Mr. Swirsky.
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
Outstanding Equity Awards at Fiscal Year End
The following table provides information with respect to outstanding stock options and restricted stock awards held by the named executive officers as of December 31, 2014. All outstanding grants issued prior to 2012 were made under the Company’s 2002 Stock Incentive Plan. Grants made in 2012 and thereafter were made under the Company’s 2011 Omnibus Incentive Plan.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)(2)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(3)
Douglas J. Swirsky	30,000	—	11.30	9/18/2016
	3,000	—	26.10	1/18/2017
	15,000	—	17.90	1/16/2018
	22,500	—	4.10	1/22/2019
	15,000	—	22.00	1/20/2020
	19,583	417	5.70	1/19/2021
	43,750	16,250	2.49	1/18/2022
	59,895	65,105	1.56	1/22/2023
	17,187	57,813	3.96	1/23/2014
	—				200,000	416,000
Douglas E. Brough	2,500	—	18.80	1/19/2015
	2,500	—	16.90	1/18/2016
	4,000	—	26.10	1/18/2017
	2,500	—	17.90	1/16/2018
	4,000	—	21.80	4/16/2018
	4,000	—	4.10	1/22/2019
	12,500	—	22.00	1/20/2020
	3,500	—	17.90	2/1/2020
	19,583	417	5.70	1/19/2021
	54,687	20,313	2.49	1/18/2022
	40,729	44,271	1.56	1/22/2023
	11,458	38,542	3.96	1/23/2024
	—				125,000	260,000
Bryan T. Butman	4,500	—	18.80	1/19/2015
	7,500	—	16.90	1/18/2016
	7,500	—	26.10	1/18/2017
	17,500	—	17.90	1/16/2018
	22,500	—	4.10	1/22/2019
	15,000	—	22.00	1/20/2020
	19,583	417	5.70	1/19/2021
	43,750	16,250	2.49	1/18/2022
	35,937	39,063	1.56	1/22/2023
	9,166	30,834	3.96	1/23/2024
	—				75,000	156,000

(1)
All awards have been adjusted to reflect the effect of the reverse stock split of the Company’s common stock on April 19, 2011.

(2)
The options indicated in the table above as unexercisable at December 31, 2014 result from the following option grants which vest over a four year period with 12.5% vestiing after six months from the date of grant and the remainder vesting ratably over the next 42 months.

On January 19, 2011, Mr. Swirsky, Dr. Brough, and Dr. Butman were each granted 20,000 options.
On January 18, 2012, Dr. Brough was granted 75,000 options and Mr. Swirsky and Dr. Butman were each granted 60,000 options.

On January 22, 2013, Mr. Swirsky was granted 125,000 options, Dr. Brough was granted 85,000 options and Dr. Butman was granted 75,000 options.
On September 3, 2013, Mr. Swirsky was granted 200,000 shares of restricted stock, Dr. Brough was granted 125,000 shares of restricted stock, Dr. Butman was granted 75,000 shares of restricted stock.
On January 23, 2014, Mr. Swirsky was granted 75,000 options, Dr. Brough was granted 50,000 options, Dr. Butman was granted 40,000 options.
(3)
Restricted Stock has a two-year cliff vesting with 100% vesting on September 3, 2015. The market value of the shares of common stock that have not vested is based on the closing price of our common stock on the NASDAQ Capital Market of  $2.08 on December 31, 2014.

DIRECTOR COMPENSATION TABLE
The Compensation Committee, pursuant to its charter, periodically reviews the compensation of non-employee directors. The Company’s current policy for the compensation of non-employee directors, which became effective on January 1, 2015, provides that non-employee directors of the Company will receive $60,000 annually for their service on the Board of Directors.
The Company’s policy from October 1, 2013 through December 31, 2014 for the compensation of non-employee directors provided that non-employee directors of the Company receive $40,000 annually for their service on the Board of Directors.
Prior to October 1, 2013, the Company’s policy for the compensation of non-employee directors, which was approved in September 2011 and in effect through September 2013, provided that non-employee directors of the Company received $30,000 annually for their service on the Board of Directors, $2,000 for each Board meeting attended and $1,000 for each committee meeting attended. Additionally, the chairman of each of the Company’s committees received an additional annual payment of  $7,000, with the exception of the Audit Committee chairman who received an annual payment of  $10,000. The Chairman of the Board of Directors received $35,000 annually, $4,000 for each Board meeting attended, and $1,000 per committee meeting.
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
The following table details the total compensation earned by the Company’s non-employee directors in 2014:
Name(1)	Fees Earned or Paid in Cash(2) ($)	Restricted Stock Awards ($)	Option Awards ($)		Total ($)
Wayne T. Hockmeyer, Ph.D.	$40,000	$—		$38,033(3)	$78,033
Zola P. Horovitz, Ph.D.(4)	$40,000(4)	$—	$	—(3)	$40,000
William N. Kelley, M.D.	$40,000	$—		$25,356(3)	$65,356
Marc R. Schneebaum	$40,000	$—		$25,356(3)	$65,356
Stefan D. Loren, Ph.D.	$40,000	$—		$25,356(3)	$65,356
Quinterol J. Mallette, M.D.(4)	$6,878(4)	$—		$59,163(3)	$66,041

(1)
Mr. Swirsky, the President and Chief Executive Officer of GenVec, does not receive compensation as a Director of the Company. Compensation for Mr. Swirsky is disclosed in the Summary Compensation Table.

(2)
All annual retainers payable to the chairman of the board and each director are paid in quarterly installments.

(3)
On December 5, 2014, each of the Company’s continuing non-management directors received a stock option award of 15,000 shares, which had an aggregate grant date fair value of  $25,356 except for Dr. Mallette who received an initial grant of 20,000 on December 5, 2014 for becoming a member of the Board of Directors and a grant of 15,000 options on December 5, 2014, these grants had aggregate grant date fair values of  $33,807 and $25,356 respectively. Also Dr. Hockmeyer received a stock option award of 22,500 shares as chairman of the board, which had an aggregate grant date fair value of $38,033. All fair values have been computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.

(4)
Dr. Horovitz resigned from our Board of Directors on October 24, 2014 and will continue as a consultant until June 30, 2016. Dr. Mallette became a member of our Board of Directors on October 30, 2014.

As of December 31, 2014, each director had the following number of vested and unvested equity awards outstanding:
Name(1)	Total (#)	Vested (#)	Unvested (#)
Wayne T. Hockmeyer, Ph.D.	123,000	25,500	97,500
Zola P. Horovitz, Ph.D.(2)	112,500	37,500	75,000
William N. Kelley, M.D.	115,500	25,500	90,000
Marc R. Schneebaum	114,500	24,500	90,000
Stefan D. Loren, Ph.D.	50,000	20,000	30,000
Quinterol J. Mallette, M.D.(2)	35,000	—	35,000

(1)
Unvested equity awards for Drs. Hockmeyer, Horvitz, Kelley and Mr. Schneebaum includes 75,000 shares of restricted stock that will vest on September 3, 2015. Drs. Kelley, Loren, Mallette and Mr. Schneebaum each has 15,000 stock options that will vest 50% on June 5, 2015 and 50% on December 5, 2015. Dr. Loren also has 15,000 stock options that will vest ratably over three years beginning on September 19, 2015. Dr. Hockmeyer has 22,500 stock options that will vest 50% on June 5, 2015 and 50% on December 5, 2015. Dr. Mallette also has 20,000 stock options that will vest ratably over four years beginning on October 30, 2015.

(2)
Dr. Horovitz resigned from our Board of Directors on October 24, 2014 and will continue as a consultant unitl June 30, 2016. Dr. Mallette joined our Board of Directors on October 30, 2014.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information as of March 20, 2015 (unless otherwise specified), regarding the beneficial ownership of the Company’s common stock by (i) each named executive officer (as defined below) of the Company (ii) each director of the Company and (iii) all current directors and executive officers as a group. As of March 20, 2015, there were three persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock.
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. Shares of common stock subject to options currently exercisable or exercisable within 60 days after

March 20, 2015 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 17,269,962 shares of common stock outstanding on March 20, 2015. Unless otherwise specified, the address for each director or executive officer is care of the Company at its principal office.
Name of Beneficial Owner(1)	Total Number of Shares Beneficially Owned	% of Class Owned
Beneficial Owner of More than 5% of the Outstanding Common Stock:
EcoR1 Capital Fund, L.P. and affiliates(2)	1,986,413	11.5%
Cormorant Global Halthcare Master Fund, LP(3)	1,329,300	7.7%
Perceptive Advisors LLC(4)	1,040,344	6.0%
Directors and Named Executive Officers:
Wayne T. Hockmeyer, Ph.D.	103,500	*
Zola P. Horovitz, Ph.D.(5)	118,257	*
William N. Kelley, Ph.D.	101,000	*
Quniterol J. Mallette, M.D.(5)	—	*
Stefan D. Loren, Ph.D.	21,000	*
Marc R. Schneebaum	100,000	*
Douglas J. Swirsky	486,750	2.8%
Douglas E. Brough, Ph.D.	311,020	1.8%
Bryan T. Butman, Ph.D.	276,072	1.6%
All directors and executive officers as a group (8 persons)	1,399,342	7.8%

(1)
Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of March 20, 2014 in the following amounts: Wayne T. Hockmeyer, 25,500 shares; Zola P. Horovitz, 37,500 shares; William N. Kelley, 25,500 shares; Marc R. Schneebaum, 24,500 shares; Stefan D. Loren, 20,000 shares; Quinterol J. Mallette, M.D., 0 shares; Douglas J. Swirsky, 249,250 shares; Douglas E. Brough 178,937 shares; Bryan T. Butman, 194,687 shares; and directors and executive officers as a group (8 people) 718,374 shares.

(2)
Based solely on the Schedule 13G/A filed February 17, 2015 by EcoR1 Capital Fund, L.P. (“Capital Fund”), EcoR1 Capital Fund Qualified, L.P., (“Qualified Fund”), EcoR1 Capital, LLC (“EcoR1”) and Mr. Oleg Nodelman. As disclosed in the Schedule 13G/A, (i) Capital Fund directly owns 754,875, (ii) Qualified Fund directly owns 1,231,538 shares, (iii) EcoR1 may be deemed to beneficially own 1,986,413 shares as general partner of Capital Fund and Qualified Fund, and (iv) Mr. Nodelman may be deemed to beneficially own 1,986,413 shares as manager of EcoR1.

EcoR1 and Mr. Nodelman each disclaim beneficial ownership of the shares directly owned by Capital Fund. The address for the above entities and person is 409 Illinois Street, San Francisco, California 94158.
(3)
Based solely on the Schedule 13G filed on March 25, 2014 by Cormorant Global Healthcare Master Fund, LP, Cormorant Global Healthcare, LLC, Cormorant Asset Management, LLC and Bihua Chen. As disclosed in the Schedule 13G, the shares held by Cormorant Global Healthcare Master Fund, LP, for which Cormorant GP, LLC serves as the general partner and Cormorant Asset Management, LLC serves as the investment manager. Bihua Chen serves as the managing member of Cormorant Global Healthcare GP, LLC and Cormorant Asset Management, LLC. Each of the reporting persons has shared voting and investment power over all 1,329,300 shares.

Each of the reporting persons disclaims beneficial ownership of the shares reported in the Schedule 13G except to the extent of its or his pecuniary interest therein. The address for the above entities and person is 100 High Street, Suite 1105, Boston, Massachussetts 02110.
(4)
Based solely on the Schedule 13G filed on February 17, 2015 by Perceptive Advisors, LLC and Joseph Edelman. As disclosed in the Schedule 13G, the shares held by an investment fund to which Perceptive Advisors LLC serves as the investment manager. Mr. Edelman serves as the managing member of Perceptive Advisors, LLC. Each of the reporting persons has shared voting and investment power over all 1,040,344 shares.

Each of the reporting persons expressly disclaims beneficial ownership of the shares reported in the Schedule 13G herein. The address for the above entities and person is 499 Park Avenue, 25th Floor, New York, NY 10022.
(5)
Dr. Horovitz resigned from the Board of Directors effective October 24, 2014. Dr. Mallette joined our Board of Directors on October 30, 2014.

Equity Compensation Plan Information
The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2014:
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,098,892	$9.29	701,775
Equity compensation plans not approved by security holders	—	—	—
Total	2,098,892	$9.29	701,775

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions
We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company’s senior management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions, including obtaining annual written certifications of the directors and executive officers with respect to their knowledge of related person transactions. The Company’s senior management is responsible for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. The Audit Committee reviews and approves or ratifies any related party transaction that meets the standard for disclosure under the SEC rules. The Audit Committee’s review of related party transactions, including information reported to the Audit Committee by senior management and the written certifications, encompasses transactions with related persons within the meaning of Item 404 of Regulation S-K as promulgated by the SEC. The Audit Committee reviews each potential related party transaction on its underlying merit. In accordance with the Audit Committee’s practices, in the course of its review and approval or ratification of related person transactions, the Audit Committee considers:

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
In connection Dr. Horovitz’s resignation from the Board of Directors, the Company entered into a consulting agreement with Dr. Horovitz effective as of date of his resignation from the Board of Directors, October 24, 2014, in order to have the benefit of his scientific and institutional knowledge of the Company. The consulting agreement will run through June 30, 2016 and provides that, among other things, Dr. Horovitz will provide consulting services requested by the Board or the Chief Executive Officer. The Company will pay a consulting fee to Dr. Horovitz of  $7,500 for the remainder of 2014, and $10,000 per calendar quarter thereafter. The Company does not currently anticipate that it will require Dr. Horovitz’s services for more than one full day per calendar quarter. However, if the Company requests Dr. Horovitz to provide more than one full day of service per calendar quarter, he will receive an additional payment of $1,000 per day. The agreement contains other customary terms, including provisions on confidentiality of GenVec information and invention assignment provisions.
Director Independence
The Board of Directors has affirmatively determined that each of the following directors is independent within the meaning of the NASDAQ director independence standards: Wayne T. Hockmeyer, Ph.D.; William N. Kelley, M.D.; Stefan D. Loren, Ph.D.; Marc R. Schneebaum; and Quinterol J. Mallette, M.D. The Board of Directors has also affirmatively determined that the following former director was independent within the meaning of the NASDAQ director independence standards until his resignation from our Board in October 2014: Zola P. Horovitz, Ph.D. The Board of Directors has determined that Douglas J. Swirsky, the Company’s President and Chief Executive Officer is not independent within the meaning of the NASDAQ director independence standards. The Board has also determined that all standing committees of the Board of Directors are composed entirely of independent directors.
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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
The following is a summary of the fees billed to GenVec by Stegman & Company (Stegman) and KPMG LLP (KPMG) for professional services rendered for the year ended December 31, 2014 and by KPMG for professional services rendered for the year ended December 31, 2013:
Fee Category	2014	2013
Audit Fees	$143,326	$250,000
Audit-Related Fees	149,531	—
Tax Fees	—	—
All Other Fees	722	—
Total	$293,579	$250,000

Audit Fees
These fees consist of fees for professional services rendered for the audit of GenVec’s financial statements, review of the interim financial statements included in quarterly reports, and services in connection with regulatory filings. In 2014, we paid $44,800 to KPMG and $98,526 to Stegman for audit fees.
Audit-Related Fees
These fees comprise assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. In 2014, we paid $137,836 to KPMG and $11,695 to Stegman for audit-related fees.
Tax Fees
These fees comprise tax compliance and tax preparation assistance for state and federal filings; consultations concerning tax related matters and other tax compliance projects. GenVec did not incur such fees with Stegman or KPMG during 2014 or 2013.
All Other Fees
All other fees consist of fees not included in any other category. These fees were incurred by Stegman.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Stegman and KPMG, our independent registered public accounting firms during 2014. On an ongoing basis, management of GenVec defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of the Company’s independent accounting firm. On a periodic basis, GenVec’s management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. In 2014, all fees paid to Stegman and KPMG were pre-approved pursuant to the Audit Committee’s policy. To ensure prompt handling of unexpected matters, the Audit Committee’s charter authorizes its Chairman to act on behalf of the Audit Committee in between regularly scheduled meetings, including pre-approving services provided by the Company’s independent accounting firm. If the Chairman exercises this authority, he reports the action taken to the Audit Committee at its next regular meeting.

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
Exhibits — The following exhibits are filed or incorporated by reference as part of this report.
Index to ExhibitS
EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation, as amended, of the Company.(16)
3.1(a)	Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company.(17)
3.2	Amended & Restated Bylaws of the Company.(7)
4.1	Specimen Common Stock Certificate.(1)
4.2	Rights Agreement dated as August 11, 2011 between the Company and American Stock Transfer & Trust Company, LLC, the form of Certificate of Designation of Series B Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto, and the form of Summary of Rights attached as Exhibit C thereto.(17)
10.1	Form of Indemnification Agreement for Directors and Officers.*(1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(4)
10.3	Amendment to the GenVec, Inc. 2002 Stock Incentive Plan.*(10)
10.4	2011 Omnibus Incentive Plan.*(18)
10.5	Amendment to 2011 Omnibus Incentive Plan dated July 11, 2012.(19)
10.6	Amendment to 2011 Omnibus Incentive Plan dated November 22, 2013.(20)
10.7	License Agreement dated May 31, 1996 between Scios, Inc. and the Company.(1)
10.8	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc.(2)
10.9	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company.(1)
10.10	Amendment to Lease Agreement between MOR BENNINGTON LLP and the Company dated March 11, 2009.(5)
10.11	Employment Agreement by and between Cynthia Collins and GenVec, Inc., dated as of May 18, 2012* (21)
10.12	CEO Inducement Award of a Non-Qualified Stock Option by and between Cynthia Collins and GenVec, Inc., dated as of May 23, 2012*(21)
10.13	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(6)
10.14	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(5)
10.15	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(6)
10.16	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(5)

EXHIBIT NUMBER	DESCRIPTION
10.17	Salary Continuation Agreement between the Company and Douglas E. Brough dated February 1, 2010.*(23)
10.18	Salary Continuation Agreement between the Company and Bryan T. Butman dated October 15, 2002.*(24)
10.19	Amendment to Salary Continuation Agreement between the Company and Bryan T. Butman dated December 9, 2008.*(24)
10.20	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.(3)
10.21	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 30, 2006.+(13)
10.22	Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated January 30, 2007.+(29)
10.23	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated August 30, 2007.+(14)
10.24	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated November 9, 2007.(15)
10.25	Agreement with the United States Department of Homeland Security for development of adenovector-based foot and mouth vaccine, dated February 12, 2010.(9)
10.26	Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(8)
10.27	Amended and Restated License Agreement, dated May 23, 1998, between the Company and the Cornell Research Foundation.+(1)
10.28	Amendment to Amended and Restated License Agreement, dated March 18, 2002, between the Company and the Cornell Research Foundation.+(2)
10.29	Agreement for the Supply of Services related to Development Materials, dated August 4, 2010, between Novartis Pharma AG and GenVec, Inc.+(11)
10.30	Agreement, dated November 3, 2009, between GenVec, Inc. and SAIC-Frederick, Inc.+(12)
10.31	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated September 20, 2010.+(28)
10.32	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated December 31, 2012.+(26)
10.33	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated March 19, 2013.+(26)
10.34	Equity Distribution Agreement, dated February 11, 2014, between the Company and Roth Capital Partners.(25)
10.35	Agreement with the U.S. Naval Medical Logistics Command regarding malaria vaccine development for the U.S. Naval Medical Research Center, dated September 29, 2012.+(22)
10.36	Amendment, dated July 29, 2013, of Agreement with the U.S. Naval Medical Logistics Command regarding malaria vaccine development for the U.S. Naval Medical Research Center, dated September 29, 2012.+(27)

EXHIBIT NUMBER	DESCRIPTION
10.37	Amendment, dated January 24, 2012, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(23)
10.38	Amendment, dated January 12, 2013, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(24)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm. (filed herewith)
24.1	Power of Attorney. (filed herewith)
31.1	Rule 13a-14(a) Certification by Principal Executive Officer. (filed herewith)
31.2	Rule 13a-14(a) Certification by Principal Financial Officer. (filed herewith)
32.1	Rule 13a-14(b) Certification by Principal Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)
32.2	Rule 13a-14(b) Certification by Principal Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)
Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.

(4)
Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.

(5)
Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 16, 2009.

(6)
Incorporated by reference from our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.

(7)
Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.

(8)
Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 19, 2010.

(9)
Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 12, 2010.

(10)
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

(18)
Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 17, 2011.

(19)
Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on July 17, 2012.

(20)
Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on November 27, 2013.

(21)
Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 24, 2012.

(22)
Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2012.

(23)
Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2012.

(24)
Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 22, 2013.

(25)
Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on February 13, 2014.

(26)
Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2013.

(27)
Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 12, 2013.

(28)
Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 11, 2011.

(29)
Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENVEC, INC.
By:	/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky President, Chief Executive Officer and Director
Date:	March 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
	TITLE	DATE
/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky	President, Chief Executive Officer, Corporate Secretary, and Director (Principal Executive Officer)	March 24, 2015
/s/ JAMES V. LAMBERT James V. Lambert	Sr. Director, Accounting & Finance, Corporate Controller, and Treasurer (Principle Financial Officer and Accounting Officer)	March 24, 2015
/s/ WAYNE T. HOCKMEYER, PH.D.* Wayne T. Hockmeyer, Ph.D.	Director	March 24, 2015
/s/ WILLIAM N. KELLEY, M.D.* William N. Kelley, M.D.	Director	March 24, 2015
/s/ MARC R. SCHNEEBAUM* Marc R. Schneebaum	Director	March 24, 2015
/s/ STEFAN D. LOREN* Stefan D. Loren	Director	March 24, 2015
/s/ QUINTEROL J. MALLETTE, M.D.* Quinterol J. Mallette, M.D.	Director	March 24, 2015
*By:	/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
GenVec, Inc.:
We have audited the accompanying balance sheet of GenVec, Inc. (“the Company”) as of December 31, 2014 and the related statements of operations and comprehensive loss, change in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Stegman & Company
Baltimore, Maryland
March 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
GenVec, Inc.:
We have audited the accompanying balance sheet of GenVec, Inc. (“the Company”) as of December 31, 2013 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
McLean, Virginia
March 28, 2014

GENVEC, INC.
BALANCE SHEETS
	As of December 31,
	2014	2013
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,968	$5,249
Investments – available for sale, at fair value	6,724	856
Accounts receivable	325	201
Prepaid expenses and other	219	337
Total current assets	15,236	6,643
Property and equipment, net	276	514
Other assets	97	97
Total assets	$15,609	$7,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,146	$1,048
Accrued expenses and other	1,076	1,596
Total current liabilities	2,222	2,644
Other long term liabilities	89	—
Total liabilities	2,311	2,644
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized in 2014 and 2013; none issued and outstanding in 2014 and 2013	—	—
Common stock, $0.001 par value; 30,000 shares authorized in 2014 and 2013; 17,270 and 13,678 shares issued and outstanding in 2014 and 2013	17	14
Additional paid-in capital	291,609	280,398
Accumulated other comprehensive loss	(33)	(22)
Accumulated deficit	(278,295)	(275,780)
Total stockholders’ equity	13,298	4,610
Total liabilities and stockholders’ equity	$15,609	$7,254

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Years ended December 31,
	2014	2013
	(in thousands, except per share data)
Revenue from strategic alliances and research contracts	$6,041	$3,682
Operating expenses:
General and administrative	6,314	8,484
Research and development	2,264	5,492
Total operating expenses	8,578	13,976
Operating loss	(2,537)	(10,294)
Other income:
Interest and Other Income, net	22	275
Net loss	$(2,515)	$(10,019)
Basic and diluted net loss per share	$(0.16)	$(0.77)
Shares used in computation of basic and diluted net loss per share	15,827	12,948
Comprehensive Loss:
Net loss	$(2,515)	$(10,019)
Unrealized holding gain (loss) on securities available for sale	(11)	5
Comprehensive loss	$(2,526)	$(10,014)

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Other
	Shares	Amount
	(in thousands)
Balance, January 1, 2013	12,948	$13	$279,518	$(27)	$(265,761)	$13,743
Net loss	—	—	—	—	(10,019)	(10,019)
Unrealized change in investments, net	—	—	—	5	—	5
Restricted stock issued under stock benefit plans	730	1	—	—	—	1
Stock-based compensation	—	—	880	—	—	880
Balance, December 31, 2013	13,678	$14	$280,398	$(22)	$(275,780)	$4,610
Net loss	—	—	—	—	(2,515)	(2,515)
Unrealized change in investments, net	—	—	—	(11)	—	(11)
Common stock issued under shelf registration, net	3,592	3	10,663	—	—	10,666
Stock-based compensation	—	—	548	—	—	548
Balance, December 31, 2014	17,270	$17	$291,609	$(33)	$(278,295)	$13,298

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,515)	$(10,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	174
Non-cash charges for stock-based compensation	548	880
Impairment of long lived assets	—	229
(Gain)/loss on sale of long lived assets	58	(286)
Changes in current assets and liabilities, net	(428)	(407)
Changes in non-current assets, net	89	100
Net cash used in operating activities	(2,028)	(9,329)
Cash flows provided by investing activities:
Purchases of equipment	(44)	(376)
Proceeds from sale of property and equipment	5	550
Purchases of investment securities	(9,723)	(2,295)
Proceeds from sale and maturity of investment securities	3,843	12,549
Net cash used in/provided by investing activities	(5,919)	10,428
Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,666	—
Cash flows from financing activities:	10,666	—
Increase in cash and cash equivalents	2,719	1,099
Beginning balance of cash and cash equivalents	5,249	4,150
Ending balance of cash and cash equivalents	$7,968	$5,249

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS
(1)   ORGANIZATION AND BUSINESS DESCRIPTION
GenVec, Inc. (GenVec, we, our, or the Company) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary adenovector gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, for the development and manufacture of therapeutics and vaccines to the biopharmaceutical industry.
A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, Merial Limited, and the U.S. government to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), Enterovirus D68 (EV-D68) and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).
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
Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders through the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis on the development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.
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
As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However we believe our current cash and investments and committed and expected revenues from our collaborators and strategic alliances are expected to be sufficient to continue our current research, development and collaborative activities into 2017.
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
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2014 and 2013.
(i) NET LOSS PER SHARE
Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the years ended December 31, 2014 and 2013 all common stock equivalent shares associated with our stock option plans, unvested restricted shares, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.
(j) COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net loss and unrealized holding gains and losses from available-for-sale securities.

(k) STOCK-BASED COMPENSATION
We use the modified prospective method to account for stock-based compensation. Under this method, we measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period during which service is required to be provided. We estimate grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation cost that has been included in expense from continuing operations amounted to $0.5 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.
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
(n) RECENT ACCOUNTING PRONOUNCEMENTS
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Topic 205), which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new standard, disclosures are required when conditions or events give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this standard will not have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.
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
There are no other new accounting pronouncements issued but not effective until after December 31, 2014 that are expected to have a significant effect on our financial position or results of operations.
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

The following table presents information about assets recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2014:
	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$7,968	$7,968	$—
Corporate notes and bonds	6,475	—	6,475
U.S. Government and agency securities	200	—	200
Equity Securities	49	49	—
Total assets at fair value	$14,692	$8,017	$6,675

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2013:
	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$5,249	$5,249	$—
Corporate notes and bonds	303	—	303
U.S. Government and agency securities	503	—	503
Equity Securities	50	50	—
Total assets at fair value	$6,105	$5,299	$806

We determine fair value for our investments with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate notes and bonds and U.S. government agency securities maturing at various times into 2016.
We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2014 or 2013; however as of December 31, 2014, the Company has an accumulated unrealized loss of  $33,000; $22,000 of which is related to our equity security holding which has been in a loss position for over twelve months.
All unrealized holding gains or losses related to our investments in marketable securities are reflected in our statements of operations and comprehensive loss.
A summary of investments is shown below:
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
December 31, 2014
Investments Corporate and agency notes and corporate stock	$6,757	$—	$(33)	$6,724
Total investments	$6,757	$—	$(33)	$6,724
December 31, 2013
Investments Corporate and agency notes and corporate stock	$878	$—	$(22)	$856
Total investments	$878	$—	$(22)	$856

(4)   PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31:
	2014	2013
	(in thousands)
Equipment	$1,018	$5,777
Leasehold improvements	35	6,543
Furniture and fixtures	99	437
	1,152	12,757
Less accumulated depreciation and amortization	(876)	(12,243)
	$276	$514

Depreciation and amortization expense related to property and equipment was $0.2 million for the years ended December 31, 2014 and 2013, respectively. In September 2014, we sold office equipment and other long-lived assets for $5,000. Due to the sale, we recognized a loss of  $41,000. Additionally, we incurred $39,000 of accelerated depreciation for long-lived assets that have been taken out of service during the third quarter of 2014. In November 2013, we sold laboratory and other long-lived assets that were no longer needed for our current operating strategy. We recognized a gain of approximately $0.3 million on the sales. We also evaluated certain of our long-lived assets and determined that approximately $0.2 million of these assets were impaired during the second quarter of 2013.
In 2014, our lease on our facility at 65 W. Watkins Mill Road expired. As a result, we have removed leasehold improvements related to that facility as well as fully depreciated furniture and equipment that were disposed of. Gains and losses associated with the sale of long-lived equipment and the impairment of long-lived assets have been recorded within general and administrative expense, as applicable.
Additionally in November 2013, non-capital laboratory equipment was sold for net proceeds of approximately $0.3 million. Gains associated with the sale of non-capital laboratory supplies and equipment has been recorded as Other Income.

(5)   ACCRUED EXPENSES AND OTHER
Accrued expenses and other consist of the following at December 31:
	2014	2013
	(in thousands)
Payroll, compensation, and benefits	$602	$905
Professional fees	354	534
Other	120	157
Total accrued expenses	$1,076	$1,596

(6)   STRATEGIC ALLIANCES AND RESEARCH CONTRACTS
We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities. Revenue earned under these contracts is summarized as follows:
	2014	2013
	(in thousands)
Hearing Program	$5,529	$924
Foot and Mouth Disease Program	404	641
Vaccine Research Center	—	157
Malaria Program	108	1,571
Other strategic alliances and research grants	—	389
	$6,041	$3,682

(a) NOVARTIS
In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of  $3.3 million on the date of issuance. The upfront non-refundable fee was recognized ratably over the initial term of the two-year research and collaboration term of the Agreement. Revenue recognized from the non-refundable upfront license fee was $3.7 million by the end of the initial Agreement due to the pricing agreement associated with the sale of our common stock. In addition, we receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the years ended December 31, 2014 and 2013 we recognized $0 of the upfront payment and $0.2 million and $0.4 million, respectively, for work performed under this Agreement.
Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones including (non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales-based milestones. During each of the years ended December 31, 2011 and 2010, we recognized $0.3 million of milestone payments as a result of the successful completion of preclinical development activities. In 2012 and 2013, there were no milestone payments received. In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166. In October 2014, we achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered when the first patient was dosed in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the years ended December 31, 2014 and 2013 we recognized $0.3 million and $0.4 million, respectively, for services performed under this agreement.
In both January 2012 and January 2013, we announced that we had extended our Research Collaboration and License Agreement with Novartis. Under the extensions, Novartis funded research at GenVec through January 2014 to support this program.
In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the IND application filed by Novartis with the FDA. In October 2014, we achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered when the first patient was dosed in a Phase 1/2 clinical trial sponsored by Novartis.
As of December 31, 2014, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales. There have been no milestones achieved during 2015.
(b) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)
In January 2007, we signed a three-year agreement with the DHS, for the development of a vaccine candidate against foot-and-mouth disease (FMD) for livestock, under which we received $6 million in program funding for the first year and had the potential to receive up to $15.1 million in total if annual renewal options under the contract were exercised. Modifications to this agreement have brought the total value of the program up to approximately $20.8 million. During the years ended December 31, 2014 and 2013 we recognized $0 and $3,000 for services performed under this new agreement, respectively. As of December 31, 2014, $20.7 million in revenue has been recognized under this contract since inception. Work under this agreement was completed in 2013.
In February 2010, we signed a contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this contract, GenVec was to receive $3.8 million in program funding the first year and an additional $2.1 million if DHS exercises its renewal options under the contract. Under this contract, we were to use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. During the years ended December 31, 2014 and 2013, we recognized $0.4 million and $0.6 million, respectively, for services performed under this agreement. As of December 31, 2014, $5.6 million in revenue has been recognized under this contract since inception. Work under this agreement was completed in February 2015.
(c) VACCINE RESEARCH CENTER
In November 2009, we entered into a contract with SAIC-Frederick, Inc., for the development of influenza and HIV vaccines pursuant to their prime grant from the National Cancer Institute. Work under this contract included generation of HIV vaccine candidates, generation of a universal flu vaccine, process and assay development for manufacture of vaccine candidates for clinical testing, and continued support of the HIV vaccine candidates in clinical testing. This four-year contract had a total value of over $22 million if all options were exercised. Revenues of  $0 and $157,000 were recognized under this contract for the years ended December 31, 2014 and 2013. As of December 31, 2014, $5.8 million in revenue was recognized under this contract since inception. Work under this agreement was completed in 2013.
In July 2009, we received a grant from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (NIAID), valued at approximately $600,000 to identify new antigens for malaria vaccine development. We recognized $0 and $8,000 in revenue for the years ended December 31, 2014 and 2013. Work under this agreement was completed in 2013.
In March 2012, we received a grant from the NIAID, valued at approximately $600,000 to identify novel highly protective antigens for malaria vaccine development. We recognized $102,000 and $133,000 in revenue for the years ended December 31, 2014 and 2013.

(d) OTHER STRATEGIC ALLIANCES AND RESEARCH GRANTS
In October 2012, we signed an agreement worth approximately $3.5 million with the NMRC to further support malaria vaccine development. Under the terms of the agreement, we were responsible for producing clinical supplies of its malaria vaccine, which utilized our novel, proprietary technology. NMRC plans to use this clinical material to assess the safety and efficacy of these next-generation vectored vaccines using the clinical challenge model developed by NMRC and the Walter Reed Army Institute of Research (WRAIR) malaria vaccine programs, which now are unified as the U.S. Military Malaria Vaccine Program (USMMVP). Under the agreement, we retained the right to commercialize this novel technology. In July 2013 we entered into a modification with the NMRC to terminate contractual obligations under this agreement. We recognized $1.4 million in revenue under this contract in 2013 and no revenue in 2014.
In May 2012, we received a Phase 1 SBIR grant from the NIH to support the Company’s Respiratory Syncytial Virus (RSV) vaccine program. The SBIR grant, valued at approximately $590,000 provides funding to further understand the impact of maternal immunity against RSV on the generation of a protective immune response in newborns. We recognized $0 and $122,000 in revenue for the years ended December 31, 2014 and 2013. This grant was completed in May 2014.
In August 2009, we received a Phase 2 SBIR grant, valued at $2.5 million, from the NIAID to support the development of our cell line and vector production technology. Revenues of  $0 and $0.3 million were recognized under this grant for the years ended December 31, 2014 and 2013. Revenue recognized under this grant amounted to $2.3 million through December 31, 2014. Work under this grant was completed in 2013.
We have entered into other research grants with the government and recognized revenue under other collaborations during 2014. Revenue recognized under these research grants totaled $6,000 and $0.2 million in revenue for the years ended December 31, 2014 and 2013.
(7)   COMMITMENTS AND CONTINGENCIES
(a) LEASE AGREEMENTS
We have a non-cancelable operating lease for our facility in Gaithersburg, MD through March 31, 2020. We also had a non-cancelable operating lease for our old facility in Gaithersburg, MD through October 31, 2014. Rent expense under all operating leases was approximately $0.7 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively.
Future minimum lease payments as of December 31, 2014 under our non-cancelable operating leases are as follows (in thousands):
2015	$284
2016	$163
2017	$168
2018	$173
2019	$178
2020	$69
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

(c) LEGAL PROCEEDINGS
On February 3, 2012, a putative class action lawsuit captioned Satish Shah v. GenVec, Inc., et al. Civil Action. No. 8:12 CV-00341-DKC was commenced in the United States District Court for the District of Maryland against the Company, Paul H. Fischer, Douglas J. Swirsky and Mark O. Thornton. Following appointment of a Lead Plaintiff group in April 2012, Lead Plaintiffs filed a pleading titled Amended Class Action Complaint for Violations of the Federal Securities Laws on July 6, 2012 (the Amended Class Action Complaint). In the Amended Class Action Complaint, Lead Plaintiffs asserted claims, purportedly on behalf of a class of persons who had purchased or acquired Company common stock between March 12, 2009 and March 30, 2010 (the Class Period), that the Company and the individual defendants had violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead Plaintiffs alleged generally that the Company and the individual defendants had made materially false or misleading statements or omissions concerning the prospects for the Company’s leading product candidate at the time, TNFerade, and the outcome of the then-ongoing clinical trial for TNFerade. Lead Plaintiffs alleged that these misrepresentations resulted in the Company’s common stock trading at artificially inflated prices throughout the Class Period. Lead Plaintiffs sought unspecified damages. On September 4, 2012, the Company and the individual defendants moved to dismiss the Amended Class Action Complaint in its entirety for failure to state a claim upon which relief can be granted. On September 20, 2013, the Court granted this motion and dismissed the case in its entirety and with prejudice. Lead Plaintiffs did not file an appeal.
On March 12, 2012, a putative shareholder derivative action was commenced in the United States District Court for the District of Maryland against certain current and former members of our Board of Directors and the Company as a nominal defendant. The case was styled Garnitschnig v. Horovitz, et al. and generally arose out of the matters alleged to underlie the securities action. The plaintiff, who purported to bring the action derivatively on behalf of the Company, originally alleged that the individual defendants violated their fiduciary duties, wasted corporate assets and were unjustly enriched by the receipt of compensation while serving as our directors. Pursuant to the Court’s order dated April 5, 2013, the Garnitschnig case was stayed pending a decision on the motions to dismiss filed in the Shah action. On October 2, 2013, the parties entered into a stipulation confirming that the stay of the Garnitschnig action was lifted and providing that, if the plaintiff elected to continue with the action, he would file an Amended Complaint on or before November 26, 2013.
On November 1, 2013, the plaintiff in the Garnitschnig action filed an Amended Verified Shareholder Derivative and Class Action Complaint (the Amended Complaint) that supersedes the previous Complaint and asserted claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and alleged violations of the duty of candor. The plaintiff, who now purported to bring the Amended Complaint both derivatively and as a shareholder class action, alleged that certain current and former members of the Board of Directors exceeded their authority under the Company’s 2011 Omnibus Incentive Plan (the 2011 Plan) by exceeding certain limits applicable to both stock options and restricted stock. The Amended Complaint further alleged that the Company’s Proxy Statement was materially false and misleading for failing to disclose the alleged violations of the 2011 Plan. The Amended Complaint sought, among other things, an unspecified amount of damages.
On November 1, 2013, the plaintiff in the Garnitschnig action also filed a motion for preliminary injunction seeking to postpone the Company’s 2013 annual meeting unless and until certain disclosures were made to the Company’s shareholders regarding the 2011 Plan. On November 20, 2013, the Court denied that motion in its entirety. The Company and the individual defendants then filed motions to dismiss the Amended Complaint on January 27, 2014. On September 5, 2014, the Court denied the Company’s and the individual defendants’ motion to dismiss as to all claims except for the claim for corporate waste, holding that the Amended Complaint adequately alleged claims for breach of fiduciary duty and breach of the duty of candor against the Board of Directors, and claims for unjust enrichment against certain current and former officer and directors.

On October 17, 2014, a second putative class and derivative action was filed in the United States District Court for the District of Maryland styled Galitsis v. Swirsky, et. al., Case No. 14-cv-3265. The Galitsis Complaint contains the same allegations and asserts the same claims as those in the Garnitschnig Amended Complaint (except for the dismissed corporate waste claim). Shortly after the Galitsis action was filed, counsel for the plaintiff  (who was also counsel for the plaintiff in the Garnitschnig action) voluntarily dismissed the Garnitschnig action.
On or about November 3, 2014, the parties to the Galitsis action reached an agreement in principle set forth in a Settlement Term Sheet to settle the Galitsis action. Subsequently, on January 23, 2015, the parties executed and filed with the Court a Stipulation of Settlement embodying terms previously set forth in the Settlement Term Sheet. In connection with the settlement, the Company put forward proposals at its annual meeting held on December 5, 2014 to ratify awards made pursuant to the 2011 Plan. The parties also agreed in connection with the settlement that the Company would follow certain corporate governance policies. The stipulation of settlement is subject to certain customary conditions, including court approval. On March 12, 2015, the Court entered an order preliminarily approving the proposed settlement of the Galitsis action and scheduled a hearing on May 6, 2015 to consider whether to enter an order of final approval. If the court approves the settlement, the settlement will resolve all of the claims that were or could have been brought in the Galitsis action, including all claims related to awards made pursuant to the 2011 Plan.
The Company and the individual defendants vigorously deny all liability with respect to the claims alleged in the Galitsis action. However, the Company considered it desirable that the action be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims. The settlement, including any award of attorneys’ fees or expenses, is contingent upon court approval. As such, the amount of possible loss or range of loss, if any, cannot be reasonably estimated. The Company does not believe that, based on currently available information, the outcome of this proceeding will have a material adverse effect on our financial condition.
(d) RESTRUCTURING
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
At December 31, 2014 and 2013, liabilities of approximately $128,000 and $817,000, respectively, remain in accrued expenses for the unpaid portion of the severance costs.
(8)   STOCKHOLDERS’ EQUITY
(a) CAPITAL STOCK
In January 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. As of March 20, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering described below we have sold approximately $11.6 million of securities since February 11, 2014.
On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of March 20, 2015, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.
On March 18, 2014, we sold 2,870,000 shares of our common stock in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of  $3.15 per share, resulting in gross proceeds of approximately $9.0 million. We intend to use the net proceeds, $8.4 million, from the sale of shares in the Registered Direct Offering for operating costs, working capital and general corporate purposes.
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
In August 2011, the Company’s Board of Directors adopted a new Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, to be effective on September 7, 2011 upon expiration of the prior Stockholder Rights Agreement. The new Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2014 or December 31, 2013.
In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2014 and 2013:
•
4,400,000 shares of  $0.001 par value preferred stock have been authorized; none are issued or outstanding.

•
600,000 shares of  $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

(b) STOCK-BASED COMPENSATION
Stock Incentive Plans
Our stockholders approved the 2011 Omnibus Incentive Plan (2011 Plan) in June 2011. In July 2012 at the Company’s 2012 Annual Meeting of Stockholders, the stockholders of GenVec, Inc. (the “Company”) approved an amendment to the GenVec, Inc. Omnibus Incentive Plan (the “2011 Plan”) to increase the number of shares of common stock that are available to be issued through grants or awards made thereunder or through the exercise of options granted thereunder by 640,000 shares. On September 3, 2013, the Board of Directors of the Company acted to award shares of restricted stock pursuant to the 2011 Plan and thereby amended the Plan to provide that the limitation in Section 6.2(b) of the 2011 Plan on the maximum number of shares of stock that may be granted under the 2011 Plan, other than pursuant to Options or SARs (as those terms are defined in the 2011 Plan), in a calendar year was increased to 200,000 shares for purposes of those awards. In November 2013 at the Company’s 2013 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2011 Plan to increase the number of shares of common stock that are available to be issued through grants or awards made thereunder or through the exercise of options granted thereunder by 500,000 shares. At December 31, 2014 there are 701,775 shares available for future issuance and 1,678,892 outstanding options and 730,000 outstanding restricted stock awards under the 2011 Plan, CEO incentive, and 2002 Plan. Options outstanding under the 2011 Plan at December 31, 2014 expire through 2024. Restricted stock awards generally vest over a two-year term, with 100% vesting two years after issuance. In 2014 and 2013, no restricted stock awards vested.
Stock options granted under the 2011 Plan generally have a contractual term of 10 years and vest ratably over a four year service period, when the option is fully exercisable. The Compensation Committee administers the 2011 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.
The 2011 Plan replaces the 2002 Stock Incentive Plan (2002 Plan), which was approved in June 2002 as the replacement for the 1993 Stock Incentive Plan (1993 Plan). There are 360,226 outstanding options and no outstanding restricted stock awards under the 2002 Plan at December 31, 2014. Options outstanding under the 2002 Plan at December 31, 2014 expire through 2021.
In May 2012, the Company granted an Inducement Award to purchase shares of common stock to our then President and Chief Executive Officer pursuant to a CEO inducement award agreement. The Inducement Award allows for the purchase of up to 250,000 shares of common stock at an exercise price per share equal to $2.54. The option has a ten-year term and vests ratably over a four year service period, when the option is fully exercisable. When Ms. Collins departed the Company she forfeited her unvested shares as of September 3, 2013. There are 83,333 outstanding options awards under the CEO inducement plan at December 31, 2014.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options for the years ended December 31, 2014 and 2013, which was allocated as follows:
	Years ended December 31,
	2014	2013
	(in thousands)
Research and development	$236	$472
General and administrative	312	408
	$548	$880

We use the Black-Scholes pricing model to value stock options. The weighted-average estimated fair value of employee stock options granted during the 12 months ended December 31, 2014 and 2013 was calculated using the Black-Scholes model with the following weighted-average assumptions:
	2014	2013
Weighted average risk-free interest rate	1.88%	1.06%
Expected dividend yield	0.00%	0.00%
Expected volatility	97.92%	98.09%
Expected life (years)	6.25	6.10
Weighted-average fair value of options granted	$2.60	$1.23
The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants, ranging from 1.82 percent to 2.01 percent and 1.00 percent to 1.85 percent, respectively, for the years ended December 31, 2014 and 2013. The dividend yield is based on the assumption that we are not expected to declare a dividend over the life of the options. The volatility assumption for 2014 and 2013 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.25 and 6.10, respectively. The expected life of employee stock options represents the weighted average combining the actual life of the options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term.
The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2014 and 2013 has been adjusted for actual forfeitures during the respective periods. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.
Stock Options
The activity of the plans from January 1, 2013 to December 31, 2014 is as follows:
	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at January 1, 2013	1,409	7.06
Granted	676	1.57
Forfeited	(551)	2.29
Cancelled	(188)	13.55
Outstanding at December 31, 2013	1,346	5.35
Granted	345	3.29
Exercised	—	—
Forfeited	(2)	31.00
Cancelled	(10)	31.82
Stock options outstanding at December 31, 2014	1,679	$4.74	7.2	$211

Vested or expected to vest at December 31, 2014	1,586	$4.85	7.1	$194

Exercisable at December 31, 2014	1,137	$5.79	6.5	$106

Unrecognized stock-based compensation expense related to stock options was approximately $1.0 million as of December 31, 2014. This amount is expected to be expensed over a weighted average period of 2.5 years. There were no stock options exercised during the years ended December 31, 2014 or 2013.
The following table summarizes information about our stock options outstanding at December 31, 2014:
	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00 – $10.00	1,471	7.8	$2.71	929	$2.81
$10.01 – $20.00	124	2.2	15.82	124	15.82
$20.01 – $30.00	82	4.0	23.57	82	23.57
$30.01 – $41.00	2	2.3	41.00	2	41.00
	1,679	7.2 years	$4.74	1,137	$5.79

As of December 31, 2014 options covering 1,136,896 shares were exercisable at $0.84 to $41.00 per share (average $5.79 per share) and options covering 701,775 shares remain available to be granted.
Restricted Stock Awards
In September 2013, the Company issued 730,000 restricted shares of common stock under the 2011 Plan. The following table summarizes the status of the Company’s unvested restricted stock as of December 31, 2014:
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands, except per share data)
Non-vested RSU’s at January 1, 2013	—	$—
Granted	730	0.27
Vested	—	—
Forfeited	—	—
Non-vested RSU’s at December 31, 2013	730	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested restricted stock units at December 31, 2014	730	$0.27	$194
Expected to vest at December 31, 2014	667	$0.27	$177

Restricted stock awarded in 2013 vests 100% two years after the date of grant. The fair value of the grant is charged to operations over the vesting period. Unrecognized stock-based compensation expense related to restricted stock units was approximately $0.1 million as of December 31, 2014. This amount is expected to be expensed over a weighted average period of 0.7 years.

(c) WARRANTS
Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. The warrants typically vest six-months after issuance. Outstanding warrants as of December 31, 2014 are summarized below (in thousands, except per share amounts):
Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status
February 2010	420,000	$27.50	2/1/2015	Exercisable
	420,000

On June 11, 2013, 220,383 warrants with an exercise price of  $20.16 issued in June 2008 expired. On May 29, 2014, 711,539 warrants with an exercise price of  $8.58 issued in May 2009 expired. There were no warrants exercised during the year ended December 31, 2014. On February 1, 2015, the warrants listed in the table above expired.
(9)   INCOME TAXES
For the years ended December 31, 2014 and 2013 there is no provision for income taxes included in the statement of operations. We have incurred operating losses, but have not recorded an income tax benefit for 2014 and 2013 as we have recorded a valuation allowance against our net operating losses and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows (in thousands):
	2014	2013
Tax provision computed at the statutory rate	$(855)	$(3,406)
State income taxes, net of federal income tax provision	(137)	(546)
Book expenses not deductible for tax purposes	2	11
Nondeductible compensation expense	113	185
Expired net operating losses and other	37	1,662
Change in valuation allowance for deferred tax assets	840	2,094
Income tax expense	$—	$—

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
Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):
	2014	2013
Net operating loss carryforwards	$99,900	$98,944
Research and experimentation tax credit	14,226	14,226
Property and equipment, principally due to differences in depreciation	(74)	(141)
Accrued severance	—	266
Deferred compensation expense	869	783
Other	210	197
Total deferred tax assets	115,131	114,275
Valuation allowance	(115,131)	(114,275)
Net deferred tax assets	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

At December 31, 2014, we have net operating loss carryforwards of approximately $253.3 million for federal income tax purposes which expire at various dates through 2033. We have research and experimentation tax credit carryforwards of  $14.2 million at December 31, 2014 which will expire at various dates through 2032.
Our NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. The amount of U.S. loss carryforward which can be used by the Company each year is limited due to the changes in the Company’s ownership that occurred in 2003. Thus a portion of the Company’s loss carryforward may expire unused.
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
As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained effective January 1, 2007. At December 31, 2014 and December 31, 2013, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2014 and 2013.
We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2011.
(10)   QUARTERLY RESULTS (UNAUDITED)
Our unaudited quarterly information is as follows:
2014 (unaudited)	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$2,131	$129	$252	$3,529
Operating income/(loss)	$(964)	$(1,676)	$(1,605)	$1,708
Net income/(loss)	$(963)	$(1,672)	$(1,596)	$1,716
Basic and diluted net income/(loss) per share	$(0.07)	$(0.10)	$(0.10)	$0.11
2013 (unaudited)	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$1,207	$748	$1,582	$145
Operating loss	$(3,054)	$(3,131)	$(2,963)	$(1,146)
Net loss	$(3,045)	$(3,126)	$(2,961)	$(887)
Basic and diluted net loss per share	$(0.24)	$(0.24)	$(0.23)	$(0.07)
The net income/(loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income/(loss) per share for the four quarters may not equal the loss per share for the respective 12-month period.
(11)   SUBSEQUENT EVENTS
On March 23, 2015, we announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both GenVec’s proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell (NSC) technology.
In exchange for an economic participation in the products being developed under the collaboration, we will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs.