Form 10-Q
period 2015-03-31
GENVEC INC
filed 2015-05-08
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2015

or

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of April 30, 2015, the Registrant had 17,269,962 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,150	$7,968
Investments, at fair value	5,508	6,724
Accounts receivable, net	427	325
Prepaid expenses and other	244	219
Total current assets	13,329	15,236
Property and equipment, net	253	276
Restricted cash	97	97
Total assets	$13,679	$15,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$916	$1,146
Accrued expenses and other	697	1,076
Total current liabilities	1,613	2,222

Other long term liabilities	95	89
Total liabilities	1,708	2,311

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2015 and 2014	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 17,270 shares issued and outstanding at March 31, 2015 and December 31, 2014	17	17
Additional paid-in capital	291,803	291,609
Accumulated other comprehensive loss	(25)	(33)
Accumulated deficit	(279,824)	(278,295)
Total stockholders’ equity	11,971	13,298
Total liabilities and stockholders’ equity	$13,679	$15,609

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues from strategic alliances and research contracts	$405	$2,131

Operating expenses:
General and administrative	1,293	2,397
Research and development	648	698
Total operating expenses	1,941	3,095

Operating loss	(1,536)	(964)

Other income:
Interest and other income, net	7	1

Net loss	$(1,529)	$(963)

Basic and diluted net loss per share	$(0.09)	$(0.07)

Shares used in computation of basic and diluted net loss per share	16,540	13,648

Comprehensive Loss:

Net loss	$(1,529)	$(963)

Unrealized holding gain on securities available for sale	8	12

Comprehensive loss	$(1,521)	$(951)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,529)	$(963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	100
Bad debt expense	24	-
Non-cash charges for stock-based compensation	194	98
Loss on disposal of long-lived assets	-	22
Changes in current assets and liabilities, net	(760)	(880)
Changes in non-current liabilities, net	6	26
Net cash used in operating activities	(2,042)	(1,597)

Cash flows from investing activities:
Purchases of property and equipment	-	(34)
Proceeds from maturities of investment securities	1,224	806
Net cash provided by investing activities	1,224	772

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	10,767
Net cash provided by financing activities	-	10,767

Increase (decrease) in cash and cash equivalents	(818)	9,942
Beginning balance of cash and cash equivalents	7,968	5,249

Ending balance of cash and cash equivalents	$7,150	$15,191

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

(1)	General

Basis of Presentation

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading.  The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2015 and December 31, 2014 and the results of its operations and cash flows for the three-month periods ended March 31, 2015 and March 31, 2014.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary adenovector gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, for the development and manufacture of therapeutics and vaccines to the biopharmaceutical industry.

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

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have a program to develop a vaccine for malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program have been supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

In February 2015, GenVec announced the initiation of the development of a vaccine against EV-D68, a strain of enterovirus responsible for causing potentially serious respiratory illness in people across 49 states and the District of Columbia in 2014. We believe that GenVec’s EV-D68 vaccine program will leverage the success we had with a similar type of virus, FMD, to develop a safe, effective molecular vaccine.

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

In March 2015, GenVec announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both GenVec’s proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. In exchange for an economic participation in the products being developed under the collaboration, we will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs.

In April 2015, GenVec announced a new research collaboration agreement with the Laboratory of Malaria Immunology and Vaccinology (LMIV) under which Genvec will build new vaccine candidates based on our proprietary adenovectors isolated from gorillas and designed to deliver novel antigens discovered at the LMIV.

A key element of our business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. We believe our approach will help us diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

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

Revenue Recognition

Revenue is recognized when all four of the following criteria are met (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the services or products has occurred and (iv) collectability of the contract amounts is considered probable.

Our collaborative research and development agreements provide for upfront license fees, research payments, and/or substantive milestone payments. Upfront non-refundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Non-refundable research and development fees for which no future performance obligations exist are recognized when collection is assured. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement, (ii) substantive effort is involved in achieving the milestone and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement. Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

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

Research and development revenue from fixed-price best efforts arrangements is recognized as earned based on the performance requirements of the contract. Revenue under these arrangements is recognized when customer acceptance has been received. During the period of performance, recoverable contract costs are accumulated on the balance sheet in other current assets, but no revenue or profit is recorded prior to customer acceptance of the contractually stated deliverables. Recoverable contract costs that are accumulated on the balance sheet include all direct costs associated with the arrangement and an allocation of indirect costs. Payments received in advance of customer acceptance are recorded as deferred revenue. Once customer acceptance has been received, revenue and recoverable contract costs are recognized. Over the course of the arrangement, we routinely evaluate whether revenue and profitability should be recognized in the current period. Any known or probable losses on projects are charged to operations in the period in which such losses are determined.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016.  Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.  The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Extraordinary items are transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of extraordinary items and, therefore, the presentation of such items will no longer be required.  Notwithstanding this change, an entity will still be required to present and disclose transactions or events that are both unusual in nature and infrequent in occurrence in the notes to the financial statements.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017; however the standard’s effective date may be delayed. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

There are no other new accounting pronouncements issued but not effective until after March 31, 2015 that are expected to have a significant effect on our financial position or results of operations.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet as of March 31, 2015:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$7,150	$7,150	$-

Investments, at fair value:
Corporate notes and bonds	5,258	-	5,258
U.S. Government and agency securities	200	-	200
Equity securities	50	50	-

Subtotal, Investments, at fair value	5,508	50	5,458

Total assets at fair value	$12,658	$7,200	$5,458

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet as of December 31, 2014:
		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$7,968	$7,968	$-

Investments, at fair value:
Corporate notes and bonds	6,475	-	6,475
U.S. Government and agency securities	200	-	200
Equity Securities	49	49	-

Subtotal, Investments, at fair value	6,724	49	6,675

Total assets at fair value	$14,692	$8,017	$6,675

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale.  Our Level 2 investments consist of corporate notes, bonds, and commercial papers maturing at various times into 2016.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee, including its future earnings potential, (ii) the investee’s credit rating and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2015 or 2014; however as of March 31, 2015, the Company has an accumulated unrealized loss of $25,000; $10,000 of which is related to our equity security holding, which has been in a loss position for over twelve months.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $8,000 and $12,000 for the three months ended March 31, 2015 and 2014, respectively.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month periods ended March 31, 2015 and March 31, 2014, which was allocated as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)

General and administrative	$113	$56
Research and development	81	42
	$194	$98

We use the Black-Scholes pricing model to value stock options.  The estimated fair value of employee stock options granted during the three-months periods ended March 31, 2015 and 2014 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014

Risk-free interest rate	1.42%	1.88%
Expected dividend yield	0.00%	0.00%
Expected volatility	103.64%	97.91%
Expected life (years)	6.23	6.05
Weighted-average fair value of options granted	$2.34	$3.06

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants, which was 1.42% for the three months ended March 31, 2015 and 1.87% to 1.99% for the three months ended March 31, 2014.  The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The volatility assumptions for the 2015 and 2014 periods are based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.23 years and 6.05 years, respectively.  The expected life of employee stock options represents the weighted average combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options.  The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint between the applicable vesting date and the full contractual term.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2015:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, January 1, 2015	1,679	$4.74
Granted	435	2.97
Expired	(10)	18.87
Stock options outstanding at March 31, 2015	2,104	$4.31	7.56	$929
Vested or expected to vest at March 31, 2015	1,902	$4.46	7.37	$887
Exercisable at March 31, 2015	1,178	$5.55	6.32	$564

Unrecognized stock-based compensation related to stock options was approximately $1.8 million as of March 31, 2015. This amount is expected to be expensed over a weighted average period of 3.1 years.  There were no options exercised during the three-months periods ended March 31, 2015 or 2014.

The following table summarizes information about our stock options outstanding and exercisable as of March 31, 2015:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,906	8.06	$2.77	979	$2.80
$10.01 - $20.00	114	2.09	15.57	114	15.57
$20.01 - $30.00	82	3.75	23.57	83	23.57
$30.01 - $41.00	2	2.05	41.00	2	41.00
	2,104	7.56	$4.31	1,178	$5.55

Restricted Stock Awards

In September 2013, the Company issued 730,000 restricted shares of common stock under the Company’s 2011 Omnibus Incentive Plan. The following table summarizes the status of the Company’s unvested restricted stock as of March 31, 2015:

Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Shares	Fair Value	Value

Non-vested RSU’s at January 1, 2014	730	$0.27
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested RSU’s at December 31, 2014	730	-
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested restricted stock units at March 31, 2015	730	$0.27	$194

Expected to vest at March 31, 2015	669	$0.27	$178

Restricted stock awarded in 2013 vests 100% two years after the date of grant. The fair value of the grant is charged to operations over the vesting period. Unrecognized stock-based compensation expense related to restricted stock units was approximately $71,000 as of March 31, 2015. This amount is expected to be expensed over a weighted average period of 0.4 years.

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2015 and 2014 all common stock equivalent shares associated with our stock option plans, unvested restricted shares, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(5)	Stockholders’ Equity

In January 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. As of April 30, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering described below we have sold approximately $11.6 million of securities in the aggregate.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of April 30, 2015, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

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

As of March 31, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales have resulted in proceeds, net of issuance costs of approximately $10.7 million.

Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. On February 1, 2015, 420,000 warrants with an exercise price of $27.50 issued in February 2010 expired. As a result of the expiration of the warrants on February 1, 2015, we have no outstanding warrants.  There were no warrants exercised during the three months ended March 31, 2015.

(6)	Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended March 31, 2015 and 2014, we recognized $92,000 and $3,000, respectively, for work performed under the Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones (including the non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales-based milestones. During each of the years ended December 31, 2010 and 2011, we recognized $0.3 million of milestone payments as a result of the successful completion of preclinical development activities. In 2012 and 2013, there were no milestone payments received. In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166. In October 2014, we achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered when the first patient was dosed in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss.

As of March 31, 2015, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales. There have been no milestones achieved during 2015.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the three-month periods ended March 31, 2015 and 2014 we recognized $0.1 million for each respective period, for services performed under this agreement.

In March 2015, we announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both GenVec’s proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. In exchange for an economic participation in the products being developed under the collaboration, we will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs.

In April 2015, we announced a new Research Collaboration Agreement with the Laboratory of Malaria Immunology and Vaccinology (LMIV) under which we will build new vaccine candidates based on our proprietary adenovectors isolated from gorillas and designed to deliver novel antigens discovered at the LMIV.

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

On October 17, 2014, a second putative class and derivative action was filed in the United States District Court for the District of Maryland styled Galitsis v. Swirsky, et. al., Case No. 14-cv-3265. The Galitsis Complaint contains the same allegations and asserts almost all the same claims as those in the Garnitschnig Amended Complaint Shortly after the Galitsis action was filed, counsel for the plaintiff (who was also counsel for the plaintiff in the Garnitschnig action) voluntarily dismissed the Garnitschnig action.

The Company and the individual defendants vigorously deny all liability with respect to the claims alleged in the Galitsis action. However, the Company considered it desirable that the action be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims. On or about November 3, 2014, the parties to the Galitsis action reached an agreement in principle set forth in a Settlement Term Sheet to settle the Galitsis action. Subsequently, on January 23, 2015, the parties executed and filed with the Court a Stipulation of Settlement embodying terms previously set forth in the Settlement Term Sheet. On May 7, 2015, the court entered orders approving the settlement and awarding the plaintiff’s attorneys in the Galitsis action $325,000 in attorneys’ fees and expenses. The court order approving the settlement resolves all of the claims that were or could have been brought in the Galitsis action, including all claims related to awards made pursuant to the 2011 Plan.

(8)	Restructuring

On January 10, 2014, we relocated our corporate offices from 65 W. Watkins Mill Road in Gaithersburg, MD to 910 Clopper Road, Suite 220N in Gaithersburg, MD. As a result of our relocation, the Company incurred $0.7 million of expense in the first quarter of 2014. This amount comprises $0.6 million for accrued rent expense and $57,000 of accelerated depreciation and amortization for long-lived assets that are not currently expected to be utilized after our relocation. Additionally, the Company incurred $39,000 of accelerated depreciation for long-lived assets that have been taken out of service in the third quarter of 2014. Accrued rent expense for the Company’s lease obligation for the former corporate offices, which ran through October 31, 2014 was paid monthly over the remaining lease term. At March 31, 2015, the liability remaining in accrued expenses related to our former corporate offices is $20,000.

At March 31, 2015 and December 31, 2014, liabilities of approximately $0 and $128,000, respectively, remain in accrued expenses for the unpaid portion of the severance costs related to the departure of Cynthia Collins, our former President and Chief Executive Officer.

(9)	Subsequent Events

On April 21, 2015, we announced a new research collaboration agreement with the Laboratory of Malaria Immunology and Vaccinology (LMIV) under which we will build new vaccine candidates based on our proprietary adenovectors isolated from gorillas and designed to deliver novel antigens discovered at the LMIV.

On April 22, 2015, we announced that Michael Richman, president and chief executive officer at Amplimmune, a member of the AstraZeneca Group, joined our board of directors. Mr. Richman brings his extensive background in building biotechnology companies, strategic planning and deal structuring to GenVec.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

●	decisions we make with respect to the future and strategic direction of our Company;

●	our product candidates being in the early stages of development;

●	our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;

●	our reliance on collaborators;

●	the timing, amount and availability of revenues from our government-funded vaccine programs;

●	uncertainties with, and unexpected results and related analyses relating to, preclinical development and clinical trials of our product candidates;

●	the timing and content of future Food and Drug Administration (FDA) regulatory actions related to us, our product candidates, or our collaborators;

●	our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations, and our ability to lower our operating costs; and

●	the scope and validity of patent protection for our technology and product candidates and our ability to commercialize technology and products without infringing the patent rights of others.

Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

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

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicate that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are working with Novartis on the development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

We have multiple vaccines in development leveraging our core adenovector technology including our preclinical programs to develop vaccine candidates for the prevention of RSV and HSV. We also have a program to develop a vaccine for malaria. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program have been supported by the U.S. Department of Homeland Security (DHS) and in collaboration with the U.S. Department of Agriculture (USDA).

In February 2015, GenVec announced the initiation of the development of a vaccine against EV-D68, a strain of enterovirus responsible for causing potentially serious respiratory illness in people across 49 states and the District of Columbia in 2014. We believe that GenVec’s EV-D68 vaccine program will leverage the success we had with a similar type of virus, FMD, to develop a safe, effective molecular vaccine.

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

In March 2015, GenVec announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both GenVec’s proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. In exchange for an economic participation in the products being developed under the collaboration, we will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs.

In April 2015, GenVec announced a new research collaboration agreement with the Laboratory of Malaria Immunology and Vaccinology (LMIV) under which GenVec will build new vaccine candidates based on our proprietary adenovectors isolated from gorillas and designed to deliver novel antigens discovered at the LMIV.

A key element of our business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. We believe our approach will help us diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

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

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties.  Material risks and uncertainties relating to our business and our industry are described in Item 1A of this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The description of our business in this Quarterly Report on Form 10-Q should be read in conjunction with those material risks and uncertainties.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Results of Operations

GenVec’s net loss was $1.5 million or $0.09 per share on revenues of $0.4 million for the three months ended March 31, 2015.  This compares to a net loss of $1.0 million or $0.07 per share on revenues of $2.1 million in the same period in the prior year. Included in our net loss for the first three months of 2015 was stock-based compensation expense of $0.2 million as compared to $0.1 million for the same period in the prior year. GenVec ended the first quarter of 2015 with $12.7 million in cash, cash equivalents and liquid investments.

Revenue

Revenues for the three-month period ended March 31, 2015 were $0.4 million, which represents a decrease of 81% as compared to revenues of $2.1 million in the comparable prior year period.

Revenues for the three-month period ended March 31, 2015 were derived from our collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from our funded research and development programs with the Department of Homeland Security (DHS), and National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), both of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria.

In January 2010, we entered into a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended March 31, 2015 and 2014, we recognized $92,000 and $3,000, respectively, for work performed under the Agreement.

Additionally, since the inception of the Agreement, we have been eligible to receive up to $206.6 million in milestone payments if certain clinical, regulatory and sales milestones are met. To date, we received a total of $5.6 million in milestone payments under the collaboration. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application filed by Novartis for CGF166 with the U.S. Food and Drug Administration (FDA). In October 2014, we announced that we had achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered by the first patient treated with CGF166 in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss. As of April 30, 2015, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement, which accounted for $0.1 million in revenue during each of the three-month periods ended March 31, 2015 and 2014.

Revenues recognized under our various funded research projects for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014

Hearing loss and balance disorders	$154	$2,076
Animal Health	180	23
HIV	-	-
Malaria	21	32
Other	50	-

Total	$405	$2,131

The decrease in revenue for the three-month period ended March 31, 2015 is primarily due to a decrease in revenue of $1.9 million associated with our hearing loss and balance disorders program with Novartis mainly as a result of the achievement of the third milestone in the collaboration with Novartis described above.  This decrease was partially offset by an increase in revenue of $0.2 million associated with our animal health program resulting from increased work scope.  Our contract with the DHS to perform work related to our animal health program ended in February 2015.

Expenses

Operating expenses were $1.9 million for the three-month period ended March 31, 2015, which represents a decrease of 37% as compared to $3.1 million in the comparable prior year period.

General and administrative expense for the three-month period ended March 31, 2015 decreased 46% with expense of approximately $1.3 million in 2015 as compared to $2.4 million in 2014. The decreases were primarily a result of lower facility costs related to the relocation of our corporate offices and professional costs.  Partially offsetting these decreases were increased personnel costs.

Research and development expenses for the three-month period ended March 31, 2015 decreased 7% from $0.7 million in 2014 to $0.6 million in 2015.   The decrease in the three-month period ended March 31, 2015 was primarily a result of lower facility, professional and material costs partially offset by higher personnel costs.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2015 we have an accumulated deficit of  $279.8 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2015, cash, cash equivalents and liquid investments totaled $12.7 million as compared to $14.7 million on December 31, 2014.

For the three months ended March 31, 2015, we used $2.0 million of cash for operating activities. This consisted of a net loss for the period of $1.5 million, which included approximately $24,000 of bad debt expense, $23,000 of non-cash depreciation and amortization, $0.2 million of non-cash stock-based compensation, $0.8 million used by the net change in current assets and liabilities and $6,000 provided by the net change in non-current liabilities.  Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

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

Net cash provided by investing activities during the three months ended March 31, 2015 was $1.2 million. This consisted of proceeds from the sale and maturity of investments.

Net cash provided by investing activities during the three months ended March 31, 2014 was $0.8 million. This consisted of proceeds from the maturity of investments of $0.8 million and partially offset by $34,000 of cash used for the purchase of laboratory equipment and leasehold improvements.

We did not receive net cash provided by financing activities during the three months ended March 31, 2015.

Net cash provided by financing activities during the three months ended March 31, 2014 was $10.8 million which was derived from our “at-the-market” offering and Registered Direct Offerings that occurred in the first quarter of 2014 as described below.

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

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. On May 29, 2014, 711,539 warrants with an exercise price of $8.58 issued in May 2009 expired. On February 1, 2015, 420,000 warrants with an exercise price of $27.50 issued in February 2010 expired. As a result, as of April 30, 2015, we have no warrants outstanding.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of March 31, 2015.

On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. As of April 30, 2015, we have sold approximately $11.6 million of common stock under the 2014 shelf registration statement. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Our last sales under the Form S-3 were in March 2014, in the amount of $9.0 million.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of April 30, 2015, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of March 31, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales have resulted in proceeds, net of issuance costs of approximately $10.7 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $5 million and $7 million of cash during the four quarters ending March 31, 2016. Our estimate includes approximately $0.3 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are described in Note 7, Commitments and Contingencies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our significant accounting policies or critical accounting estimates since the end of 2014.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 1 General in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2015, under the supervision and with the participation of our president, chief executive officer and corporate secretary (our principal executive officer) and our Sr. director, accounting & finance, corporate controller and treasurer (our principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our president, chief executive officer and corporate secretary and our Sr. director, accounting & finance, corporate controller and treasurer have concluded that, as of March 31, 2015, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings, refer to Note 7 “Litigation” in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and in the other reports we file with the SEC.

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

GENVEC, INC.
(Registrant)

Date: May 8, 2015	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President, Chief Executive Officer, Corporate Secretary and Director

