Form 10-Q
period 2015-06-30
GENVEC INC
filed 2015-08-07
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☐   No ☒

As of July 31, 2015, the Registrant had 17,269,962 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)
	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,699	$7,968
Investments, at fair value	4,391	6,724
Accounts receivable, net	281	325
Prepaid expenses and other	455	219
Total current assets	11,826	15,236
Property and equipment, net	265	276
Restricted cash	97	97
Total assets	$12,188	$15,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$866	$1,146
Accrued expenses and other	928	1,076
Total current liabilities	1,794	2,222

Other liabilities	93	89
Total liabilities	1,887	2,311

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2015 and 2014	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 17,270 shares issued and outstanding at June 30, 2015 and at December 31, 2014	17	17
Additional paid-in capital	292,008	291,609
Accumulated other comprehensive loss	(31)	(33)
Accumulated deficit	(281,693)	(278,295)
Total stockholders’ equity	10,301	13,298
Total liabilities and stockholders’ equity	$12,188	$15,609

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues from strategic alliances and research contracts	$127	$129	$532	$2,260

Operating expenses:
General and administrative	1,327	1,325	2,620	3,722
Research and development	675	480	1,323	1,178
Total operating expenses	2,002	1,805	3,943	4,900

Operating loss	(1,875)	(1,676)	(3,411)	(2,640)

Other income:
Interest and other income, net	6	4	13	5

Net loss	$(1,869)	$(1,672)	$(3,398)	$(2,635)

Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.21)	$(0.17)

Shares used in computation of basic and diluted net loss per share	16,540	16,540	16,540	15,102

Comprehensive Loss:

Net loss	$(1,869)	$(1,672)	$(3,398)	$(2,635)

Unrealized holding gain/(loss) on securities available for sale	(6)	(16)	2	(4)

Comprehensive loss	$(1,875)	$(1,688)	$(3,396)	$(2,639)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,398)	$(2,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	130
Bad debt expense	24	-
Non-cash charges for stock-based compensation	406	225
Loss on disposal of long-lived assets	-	22
Changes in current assets and liabilities, net	(643)	32
Changes in non-current liabilities, net	4	52
Net cash used in operating activities	(3,560)	(2,174)

Cash flows from investing activities:
Purchases of property and equipment	(36)	(39)
Purchases of investment securities	-	(9,432)
Proceeds from maturities of investment securities	2,335	800
Net cash provided by/(used in) investing activities	2,299	(8,671)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	(8)	10,678
Net cash provided by/(used in) financing activities	(8)	10,678

Change in cash and cash equivalents	(1,269)	(167)
Beginning balance of cash and cash equivalents	7,968	5,249

Ending balance of cash and cash equivalents	$6,699	$5,082

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2015 and December 31, 2014, the results of its operations for the three-month and six-month periods ended June 30, 2015 and June 30, 2014, and cash flows for the six-month periods ended June 30, 2015 and June 30, 2014.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, the U.S. government, and Merial Limited to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), Enterovirus D68 (EV-D68) and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders through the delivery of the atonal gene using GenVec’s adenovector technology has the potential to restore hearing and balance function. We are working with Novartis on the development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

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

In June 2015, GenVec announced a new multi-faceted collaboration agreement with the School of Medicine at Washington University at St. Louis (WUSTL) under which GenVec and WUSTL will create modified versions of GenVec’s gorilla adenovectors that incorporate specialized targeting antibodies on the surface of the vectors. These antibodies are produced only by camels, alpacas and other camelids and are smaller and more stable in intracellular environments than their mouse or human counterparts. The ultimate goal of this collaboration is to create highly targeted therapeutics and vaccines.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. Entities have the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date. The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2018; however the standard’s effective date may be delayed. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

There are no other new accounting pronouncements issued but not effective until after June 30, 2015 that are expected to have a significant effect on our financial position or results of operations.

(2)	Fair Value Measurements

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820) which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and other inputs that are observable (e.g., interest rates, yield curves, volatilities and default rates, among others) or that can be corroborated by observable market data;

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet as of June 30, 2015:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$6,699	$6,699	$-

Investments, at fair value:

Corporate notes and bonds	4,348	-	4,348
Equity securities	43	43	-

Subtotal, Investments, at fair value	4,391	43	4,348

Total assets at fair value	$11,090	$6,742	$4,348

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

We determine fair value for marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale.  Our Level 2 investments consist of corporate notes and bonds maturing at various times into 2016.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee, including its future earnings potential, (ii) the investee’s credit rating and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2015 or 2014; however as of June 30, 2015, the Company has an accumulated unrealized loss of $31,000; $30,000 of which is related to our equity security holding, which has been in a loss position for over twelve months.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $2,000 and a net unrealized loss of $4,000 for the six months ended June 30, 2015 and 2014, respectively.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and six-month periods ended June 30, 2015 and June 30, 2014, which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

General and administrative	$127	$72	240	128
Research and development	85	55	$166	$97
	$212	$127	$406	$225

We use the Black-Scholes pricing model to value stock options.  The estimated fair value of employee stock options granted during the six-month periods ended June 30, 2015 and 2014 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014

Range of risk-free interest rate	1.42 - 1.49%	1.87 - 1.99%
Expected dividend yield	0.00%	0.00%
Expected volatility	103.64%	97.91%
Expected life (years)	6.23	6.05
Weighted-average fair value of options granted	$2.41	$3.06

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants.  The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2015:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, January 1, 2015	1,679	$4.74
Granted	465	2.97
Expired	(14)	18.37
Stock options outstanding at June 30, 2015	2,130	$4.27	7.36	$196
Vested or expected to vest at June 30, 2015	1,955	$4.38	7.20	$187
Exercisable at June 30, 2015	1,264	$5.28	6.27	$117

Unrecognized stock-based compensation related to stock options was approximately $1.7 million as of June 30, 2015. This amount is expected to be expensed over a weighted average period of 3.0 years.  There were no options exercised during the six-month periods ended June 30, 2015 or 2014.

The following table summarizes information about our stock options outstanding and exercisable as of June 30, 2015:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,936	7.84	$2.77	1,070	$2.76
$10.01 - $20.00	110	1.92	15.50	110	15.50
$20.01 - $30.00	82	3.50	23.57	82	23.57
$30.01 - $41.00	2	1.80	41.00	2	41.00
	2,130	7.36	$4.27	1,264	$5.28

Restricted Stock Awards

In September 2013, the Company issued 730,000 restricted shares of common stock under the Company’s 2011 Omnibus Incentive Plan. The following table summarizes the status of the Company’s unvested restricted stock awards as of June 30, 2015:

Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(in thousands, except per share data)	of Shares	Fair Value	Value

Non-vested restricted stock awards at January 1, 2014	730	$0.27
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested restricted stock awards at December 31, 2014	730	-
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested restricted stock awards at June 30, 2015	730	$0.27	$194

Expected to vest at June 30, 2015	704	$0.27	$187

Restricted stock awarded in 2013 vests 100% two years after the date of grant. The fair value of the grant is charged to operations over the vesting period. Unrecognized stock-based compensation expense related to restricted stock awards was approximately $52,000 as of June 30, 2015. This amount is expected to be expensed over a weighted average period of 0.2 years.

(4)          Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the six months ended June 30, 2015 and 2014 all common stock equivalent shares associated with our stock option plans, unvested restricted shares, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(5)          Stockholders’ Equity

In January 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. As of July 31, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering described below we have sold approximately $11.6 million of securities in the aggregate.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of July 31, 2015, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

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

As of June 30, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales have resulted in proceeds, net of issuance costs of approximately $10.7 million.

Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. On February 1, 2015, 420,000 warrants with an exercise price of $27.50 issued in February 2010 expired. As a result of the expiration of the warrants on February 1, 2015, we have no outstanding warrants.  There were no warrants exercised during the six months ended June 30, 2015.

(6)          Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended June 30, 2015 and 2014, we recognized $2,000 and $0.1 million, respectively, for work performed under the Agreement. For both the six-month periods ended June 30, 2015 and 2014, we recognized $0.1 million for work performed under the Agreement.

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

As of June 30, 2015, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales. There have been no milestones achieved during 2015.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. For both the three-month periods ended June 30, 2015 and 2014 we recognized $0.1 million for services performed under this agreement. For both the six-month periods ended June 30, 2015 and 2014 we recognized $0.1 million for services performed under this agreement.

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

In June 2015, GenVec announced a new multi-faceted collaboration agreement with the School of Medicine at Washington University at St. Louis (WUSTL) under which GenVec and WUSTL will create modified versions of GenVec’s gorilla adenovectors that incorporate specialized targeting antibodies on the surface of the vectors. These antibodies are produced only by camels, alpacas and other camelids and are smaller and more stable in intracellular environments than their mouse or human counterparts. The ultimate goal of this collaboration is to create highly targeted therapeutics and vaccines.

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

(8)          Restructuring

On January 10, 2014, we relocated our corporate offices from 65 W. Watkins Mill Road in Gaithersburg, MD to 910 Clopper Road, Suite 220N in Gaithersburg, MD. As a result of our relocation, the Company incurred $0.7 million of expense in the first quarter of 2014. This amount comprises $0.6 million for accrued rent expense and $57,000 of accelerated depreciation and amortization for long-lived assets that are not currently expected to be utilized after our relocation. Additionally, the Company incurred $39,000 of accelerated depreciation for long-lived assets that have been taken out of service in the third quarter of 2014. Accrued rent expense for the Company’s lease obligation for the former corporate offices, which ran through October 31, 2014 was paid monthly over the remaining lease term. At June 30, 2015, we have no remaining liability related to our former corporate offices.

At June 30, 2015 and December 31, 2014, liabilities of approximately $0 and $128,000, respectively, remain in accrued expenses for the unpaid portion of the severance costs related to the departure of Cynthia Collins, our former President and Chief Executive Officer.

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

A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with leading companies and organizations such as Novartis, the U.S. government, and Merial Limited to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s development programs address therapeutic areas such as hearing loss and balance disorders; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), Enterovirus D68 (EV-D68) and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicate that the delivery of the atonal gene using GenVec’s adenovector technology has the potential to restore hearing and balance function. We are working with Novartis on the development of novel treatments for hearing loss and balance disorders. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

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

In June 2015, GenVec announced a new multi-faceted collaboration agreement with the School of Medicine at Washington University at St. Louis (WUSTL) under which GenVec and WUSTL will create modified versions of GenVec’s gorilla adenovectors that incorporate specialized targeting antibodies on the surface of the vectors. These antibodies are produced only by camels, alpacas and other camelids and are smaller and more stable in intracellular environments than their mouse or human counterparts. The ultimate goal of this collaboration is to create highly targeted therapeutics and vaccines.

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

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties.  Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The description of our business in this Quarterly Report on Form 10-Q should be read in conjunction with those material risks and uncertainties.

FINANCIAL OVERVIEW FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Results of Operations

GenVec’s net loss was $1.9 million or $0.11 per share on revenues of $0.1 million for the three months ended June 30, 2015. This compares to a net loss of $1.7 million or $0.10 per share on revenues of $0.1 million in the same period in the prior year. GenVec’s net loss was $3.4 million or $0.21 per share on revenues of $0.5 million for the six months ended June 30, 2015. This compares to a net loss of $2.6 million or $0.17 per share on revenues of $2.3 million in the same period in the prior year. Included in our net loss for the first six months of 2015 was stock-based compensation expense of $406,000 as compared to $225,000 for the same period in the prior year. GenVec ended the second quarter of 2015 with $11.1 million in cash, cash equivalents and liquid investments.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2015 were $0.1 million and $0.5 million, respectively, which represent decreases of 1% and 76% as compared to $0.1 million and $2.3 million in the comparable prior year periods.

Revenues for the three-month and six-month periods ended June 30, 2015 were derived from our collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from our funded research and development programs with the Department of Homeland Security (DHS), and National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), both of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended June 30, 2015 and 2014, we recognized $2,000 and $0.1 million, respectively, for work performed under the Agreement. For both the six-month periods ended June 30, 2015 and 2014, we recognized $0.1 million for work performed under the Agreement.

Additionally, since the inception of the Agreement, we have been eligible to receive up to $206.6 million in milestone payments if certain clinical, regulatory and sales milestones are met. To date, we received a total of $5.6 million in milestone payments under the collaboration. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application filed by Novartis for CGF166 with the U.S. Food and Drug Administration (FDA). In October 2014, we announced that we had achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered by the first patient treated with CGF166 in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss. As of July 31, 2015, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement. For both the three-month periods ended June 30, 2015 and 2014 we recognized $0.1 million for services performed under this development agreement. For both the six-month periods ended June 30, 2015 and 2014 we recognized $0.1 million for services performed under this development agreement.

Revenues recognized under our various funded research projects for the three-month and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Hearing loss and balance disorders	$63	$119	$217	$2,195
Animal Health	-	10	180	33
Malaria	64	-	85	32
Other	-	-	50	-

Total	$127	$129	$532	$2,260

The decrease in revenue in the three-month period ended June 30, 2015 as compared to the comparable prior year period was due mainly to reduced work scope under our hearing loss and balance disorders and animal health programs partially offset by increased work efforts under our malaria program. The decrease in revenue for the six-month period ended June 30, 2015 as compared to the comparable prior year period was primarily a result of a decrease in revenue of $2.0 million associated with our hearing loss and balance disorders program with Novartis. The decrease in revenue under the Novartis collaboration is mainly a result of the achievement of the third milestone under the terms of our collaboration with Novartis described above with no comparable achievement in the current period. This decrease was partially offset by an increase in revenue of $0.1 million associated with our animal health program as a result of increased work scope. Our work under the contract with the DHS related to our animal health program was completed in February 2015.

Expenses

Operating expenses were $2.0 million and $3.9 million for the three-month and six-month periods ended June 30, 2015, respectively, which represents an increase of 11% and a decrease of 20% as compared to $1.8 million and $4.9 million in the comparable prior year periods.

General and administrative expenses of $1.3 million for the three-month period ended June 30, 2015 were in line with the three-month period ended June 30, 2014. For the six-month period ended June 30, 2015, general and administrative expenses of $2.6 million decreased 30% as compared to $3.7 million in the comparable period in 2014. The decrease in the six-month period ended June 30, 2015 was primarily attributable to lower facility costs related to the relocation of our corporate offices and professional costs, partially offsetting these decreases were increased personnel costs.

Research and development expenses for the three-month and six-month periods ended June 30, 2015 increased 41% and 12%, respectively, from $0.5 million and $1.2 million in 2014 to $0.7 million and $1.3 million in 2015. The increases in both the three-month and six-month periods ended June 30, 2015 were primarily due to increased personnel costs and to a lesser extent in the three-month period ended June 30, 2015, professional costs as compared to the comparable prior year periods.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of June 30, 2015 we have an accumulated deficit of  $281.7 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of June 30, 2015, cash, cash equivalents and liquid investments totaled $11.1 million as compared to $14.7 million on December 31, 2014.

For the six months ended June 30, 2015, we used $3.6 million of cash for operating activities. This consisted of a net loss for the period of $3.4 million, which included approximately $24,000 of bad debt expense, $47,000 of non-cash depreciation and amortization, $0.4 million of non-cash stock-based compensation, $0.6 million used by the net change in current assets and liabilities and $4,000 provided by the net change in non-current liabilities.  Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

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

Net cash provided by investing activities during the six months ended June 30, 2015 was $2.3 million. This consisted of proceeds from the sale and maturity of investments of $2.3 million partially offset by $36,000 of cash used for the purchase of furniture and equipment.

Net cash used in investing activities during the six months ended June 30, 2014 was $8.7 million. This consisted of $39,000 of cash used for the purchase of laboratory equipment and $9.4 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturity of investments of $0.8 million.

Net cash used in financing activities during the six months ended June 30, 2015 was $8,000, which represent the issuance costs of common stock issued under the terms of our ATM, described below, in 2014.

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

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. On May 29, 2014, 711,539 warrants with an exercise price of $8.58 issued in May 2009 expired. On February 1, 2015, 420,000 warrants with an exercise price of $27.50 issued in February 2010 expired. As a result, as of July 31, 2015, we have no warrants outstanding.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of June 30, 2015.

On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. As of July 31, 2015, we have sold approximately $11.6 million of common stock under the 2014 shelf registration statement. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Our last sales under the Form S-3 were in March 2014, in the amount of $9.0 million.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate whether to resume the ATM offering in the future. As of July 31, 2015, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of June 30, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales have resulted in proceeds, net of issuance costs of approximately $10.7 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $5 million and $7 million of cash during the four quarters ending June 30, 2016. Our estimate includes approximately $0.3 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into 2017.

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

As of June 30, 2015, under the supervision and with the participation of our president, chief executive officer and corporate secretary (our principal executive officer) and our sr. director, accounting & finance, corporate controller and treasurer (our principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our president, chief executive officer and corporate secretary and our sr. director, accounting & finance, corporate controller and treasurer have concluded that, as of June 30, 2015, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings, refer to Note 7 “Litigation” in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and in the other reports we file with the SEC.

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

GENVEC, INC.
(Registrant)

Date: August 7, 2015	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President, Chief Executive Officer, Corporate Secretary and Director

