Form 10-Q
period 2015-09-30
GENVEC INC
filed 2015-11-09
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, the Registrant had 17,264,359 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,579	$7,968
Investments, at fair value	3,326	6,724
Accounts receivable, net	263	325
Prepaid expenses and other	339	219
Total current assets	10,507	15,236
Property and equipment, net	248	276
Restricted cash	97	97
Total assets	$10,852	$15,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$938	$1,146
Accrued expenses and other	755	1,076
Total current liabilities	1,693	2,222

Other liabilities	91	89
Total liabilities	1,784	2,311

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in 2015 and 2014	-	-
Common stock, $0.001 par value; 30,000 shares authorized; 17,264 and 17,270 shares issued and outstanding at September 30, 2015 and at December 31, 2014	17	17
Additional paid-in capital	292,287	291,609
Accumulated other comprehensive loss	(38)	(33)
Accumulated deficit	(283,198)	(278,295)
Total stockholders’ equity	9,068	13,298
Total liabilities and stockholders’ equity	$10,852	$15,609

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues from strategic alliances and research contracts	$193	$252	$725	$2,512

Operating expenses:
General and administrative	999	1,334	3,619	5,056
Research and development	705	523	2,028	1,701
Total operating expenses	1,704	1,857	5,647	6,757

Operating loss	(1,511)	(1,605)	(4,922)	(4,245)

Other income:
Interest and other income, net	6	9	19	14

Net loss	$(1,505)	$(1,596)	$(4,903)	$(4,231)

Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.30)	$(0.27)

Shares used in computation of basic and diluted net loss per share	16,760	16,540	16,614	15,587

Comprehensive Loss:

Net loss	$(1,505)	$(1,596)	$(4,903)	$(4,231)

Unrealized holding gain/(loss) on securities available for sale	(7)	3	(5)	(1)

Comprehensive loss	$(1,512)	$(1,593)	$(4,908)	$(4,232)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,903)	$(4,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	197
Bad debt expense	24	-
Non-cash charges for stock-based compensation	699	388
Loss on disposal of long-lived assets	-	58
Changes in current assets and liabilities, net	(611)	(479)
Changes in non-current liabilities, net	2	78
Net cash used in operating activities	(4,717)	(3,989)

Cash flows from investing activities:
Purchases of property and equipment	(44)	(39)
Proceeds from the sale of property and equipment	-	5
Purchases of investment securities	-	(9,755)
Proceeds from maturities of investment securities	3,392	1,890
Net cash provided by/(used in) investing activities	3,348	(7,899)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	(20)	10,674
Net cash provided by/(used in) financing activities	(20)	10,674

Change in cash and cash equivalents	(1,389)	(1,214)
Beginning balance of cash and cash equivalents	7,968	5,249

Ending balance of cash and cash equivalents	$6,579	$4,035

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2015 and December 31, 2014, the results of its operations for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, and cash flows for the nine-month periods ended September 30, 2015 and September 30, 2014.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business

GenVec is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerseTM gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, for the development and manufacture of therapeutics and vaccines to the biopharmaceutical industry.

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

In March 2015, GenVec announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both GenVec’s proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. In exchange for profit sharing and/or royalty and milestone payments for the products being developed under the collaboration, we will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016.  Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.  The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. On July 9, 2015, the FASB approved a deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. Accordingly, the new standard will be effective for us on January 1, 2018. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

There are no other new accounting pronouncements issued but not effective until after September 30, 2015 that are expected to have a significant effect on our financial position or results of operations.

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

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet as of September 30, 2015:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
(In thousands)	Balance Sheet	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$6,579	$6,579	$-

Investments, at fair value:

Corporate notes and bonds	3,293	-	3,293
Equity securities	33	33	-

Subtotal, Investments, at fair value	3,326	33	3,293

Total assets at fair value	$9,905	$6,612	$3,293

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

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee, including its future earnings potential, (ii) the investee’s credit rating and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2015 or 2014; however as of September 30, 2015, the Company has a net accumulated unrealized loss of $38,000; This unrealized loss consists of $39,000 related to our equity security holding, which has been in a loss position for over twelve months, partially offset by an unrealized gain of $1,000 related to our corporate notes and bonds.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized loss of $5,000 and $1,000 for the nine months ended September 30, 2015 and 2014, respectively.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

General and administrative	$174	$92	$414	$220
Research and development	119	71	285	168
	$293	$163	$699	$388

We use the Black-Scholes pricing model to value stock options.  The estimated fair value of employee stock options granted during the nine-month periods ended September 30, 2015 and 2014 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014

Range of risk-free interest rate	1.42 - 1.68%	1.87 - 2.01%
Expected dividend yield	0.00%	0.00%
Expected volatility	103.64%	97.91%
Expected life (years)	6.23	6.05
Weighted-average fair value of options granted	$2.41	$3.04

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2015:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
(in thousands,	of shares	price	life (years)	value
except exercise price and contractual term data)

Stock options outstanding, January 1, 2015	1,679	$4.74
Granted	475	2.96
Expired	(14)	18.37
Stock options outstanding at September 30, 2015	2,140	$4.26	7.12	$327
Vested or expected to vest at September 30, 2015	1,989	$4.36	6.98	$316
Exercisable at September 30, 2015	1,391	$5.04	6.24	$216

Unrecognized stock-based compensation related to stock options was approximately $1.5 million as of September 30, 2015. This amount is expected to be expensed over a weighted average period of 2.8 years.  There were no options exercised during the nine-month periods ended September 30, 2015 or 2014.

The following table summarizes information about our stock options outstanding and exercisable as of September 30, 2015:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	1,946	7.60	$2.77	1,197	$2.75
$10.01 - $20.00	110	1.67	15.50	110	15.50
$20.01 - $30.00	82	3.24	23.57	82	23.57
$30.01 - $41.00	2	1.55	41.00	2	41.00
	2,140	7.12	$4.26	1,391	$5.04

Restricted Stock Awards

In September 2013, the Company issued 730,000 restricted shares of common stock under the Company’s 2011 Omnibus Incentive Plan. The restricted stock awarded in 2013 vested in full two years after the date of grant and was therefore 100% vested in September 2015. After the net settlement of a portion of the restricted stock awards to satisfy tax withholding requirements in connection with vesting, 724,397 shares of the stock originally subject to the awards remained issued and outstanding. As of September 30, 2015 there are no unvested restricted stock awards.

The fair value of the grant was charged to operations over the vesting period. All stock-based compensation expense related to restricted stock awards was recognized as of September 30, 2015.

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2015 and 2014 all common stock equivalent shares associated with our stock option plans, unvested restricted shares, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(5)	Stockholders’ Equity

In January 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. As of October 31, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering described below we have sold approximately $11.6 million of securities in the aggregate.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We have used and intend to continue using the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate the markets and look for opportunities to resume activity under the ATM offering. As of October 31, 2015, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

On March 18, 2014, we sold 2,870,000 shares of our common stock in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million. We have used and intend to continue using the net proceeds, $8.4 million, from the sale of shares in the Registered Direct Offering for operating costs, working capital and general corporate purposes.

As of September 30, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales resulted in proceeds, net of issuance costs of approximately $10.6 million.

Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain licensing and funding activities. On February 1, 2015, 420,000 warrants with an exercise price of $27.50 issued in February 2010 expired. As a result of the expiration of the warrants on February 1, 2015, we have no outstanding warrants.  There were no warrants exercised during the nine months ended September 30, 2015.

(6)	Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended September 30, 2015 and 2014, we recognized $25,000 and $42,000, respectively, for work performed under the Agreement. For both the nine-months periods ended September 30, 2015 and 2014, we recognized approximately $0.1 million for work performed under the Agreement.

Under the Agreement, we are eligible to receive milestones payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones (including the non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals and up to $135.0 million for sales-based milestones. During each of the years ended December 31, 2010 and 2011, we recognized $0.3 million of milestone payments as a result of the successful completion of preclinical development activities. In 2012 and 2013, there were no milestone payments received. In February 2014, we achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the Investigational New Drug filed by Novartis for CGF166. In October 2014, we achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered when the first patient was dosed in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss.

As of September 30, 2015, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales. There have been no milestones achieved during 2015.

In connection with our collaboration with Novartis in hearing loss and balance disorders, in August 2010, we entered into an agreement with Novartis for the supply of services relating to development materials. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. For both the three-month periods ended September 30, 2015 and 2014 we recognized $0.1 million for services performed under this agreement. For both the nine-month periods ended September 30, 2015 and 2014 we recognized $0.2 million for services performed under this agreement.

In March 2015, we announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both GenVec’s proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. In exchange for profit sharing and/or royalty and milestone payments for the products being developed under the collaboration, we will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs.

In April 2015, we announced a new Research Collaboration Agreement with the Laboratory of Malaria Immunology and Vaccinology (LMIV) under which we will build new vaccine candidates based on our proprietary adenovectors isolated from gorillas and designed to deliver novel antigens discovered at the LMIV.

In June 2015, we announced a new multi-faceted collaboration agreement with the School of Medicine at Washington University at St. Louis (WUSTL) under which we and WUSTL will create modified versions of GenVec’s gorilla adenovectors that incorporate specialized targeting antibodies on the surface of the vectors. These antibodies are produced only by camels, alpacas and other camelids and are smaller and more stable in intracellular environments than their mouse or human counterparts. The ultimate goal of this collaboration is to create highly targeted therapeutics and vaccines.

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

On January 10, 2014, we relocated our corporate offices from 65 W. Watkins Mill Road in Gaithersburg, MD to 910 Clopper Road, Suite 220N in Gaithersburg, MD. As a result of our relocation, the Company incurred $0.7 million of expense in the first quarter of 2014. This amount comprises $0.6 million for accrued rent expense and $57,000 of accelerated depreciation and amortization for long-lived assets that are not expected to be utilized after our relocation. Additionally, the Company incurred $39,000 of accelerated depreciation for long-lived assets that have been taken out of service in the third quarter of 2014. Accrued rent expense for the Company’s lease obligation for the former corporate offices, which ran through October 31, 2014 was paid monthly over the remaining lease term. At September 30, 2015, we have no remaining liability related to our former corporate offices.

At September 30, 2015 and December 31, 2014, liabilities of approximately $0 and $128,000, respectively, remain in accrued expenses for the unpaid portion of the severance costs related to the departure of our former president and chief executive officer.

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

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerseTM gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, for the development and manufacture of therapeutics and vaccines to the biopharmaceutical industry.

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

In March 2015, GenVec announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both GenVec’s proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. In exchange for profit sharing and/or royalty and milestone payments for the products being developed under the collaboration, we will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs.

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

FINANCIAL OVERVIEW FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Results of Operations

GenVec’s net loss was $1.5 million or $0.09 per share on revenues of $0.2 million for the three months ended September 30, 2015. This compares to a net loss of $1.6 million or $0.10 per share on revenues of $0.3 million in the same period in the prior year. GenVec’s net loss was $4.9 million or $0.30 per share on revenues of $0.7 million for the nine months ended September 30, 2015. This compares to a net loss of $4.2 million or $0.27 per share on revenues of $2.5 million in the same period in the prior year. Included in our net loss for the first nine months of 2015 was stock-based compensation expense of $0.7 as compared to $0.4 million for the same period in the prior year. GenVec ended the third quarter of 2015 with $9.9 million in cash, cash equivalents and liquid investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2015 were $0.2 million and $0.7 million, respectively, which represent decreases of 24% and 71% as compared to $0.3 million and $2.5 million in the comparable prior year periods.

Revenues for the three-month and nine-month periods ended September 30, 2015 were derived from our collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders and from our funded research and development programs with the Department of Homeland Security (DHS), and National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) and under other licensing agreements, all of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three months ended September 30, 2015 and 2014, we recognized $25,000 and $42,000, respectively, for work performed under the Agreement. For both the nine-months periods ended September 30, 2015 and 2014, we recognized $0.1 million for work performed under the Agreement.

Additionally, since the inception of the Agreement, we have been eligible to receive up to $206.6 million in milestone payments if certain clinical, regulatory and sales milestones are met. To date, we received a total of $5.6 million in milestone payments under the collaboration. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application filed by Novartis for CGF166 with the U.S. Food and Drug Administration (FDA). In October 2014, we announced that we had achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered by the first patient treated with CGF166 in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss. As of October 31, 2015, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales.

In connection with our collaboration with Novartis in hearing loss and balance disorders, in August 2010, we entered into an agreement with Novartis for the supply of services relating to development materials. Under this agreement, valued at $14.9 million in the aggregate, we agreed to manufacture clinical trial material for up to two lead candidates. For both the three-month periods ended September 30, 2015 and 2014 we recognized $0.1 million for services performed under this agreement. For both the nine-month periods ended September 30, 2015 and 2014 we recognized $0.2 million for services performed under this agreement.

Revenues recognized under our various funded research projects for the three-month and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Hearing loss and balance disorders	$80	$124	$297	$2,319
Animal Health	-	127	180	160
Malaria	13	1	98	33
Other	100	-	150	-

Total	$193	$252	$725	$2,512

The decrease in revenue in the three-month period ended September 30, 2015 as compared to the prior year three-month period was due mainly to reduced work scope under our hearing loss and balance disorders program and the completion of work under our animal health program. Our work under the contract with the DHS related to our animal health program was completed in February 2015. The decrease in revenue for the nine-month period ended September 30, 2015 as compared to the prior year nine-month period was primarily a result of a decrease in revenue of $2.0 million associated with our hearing loss and balance disorders program with Novartis. The decrease in revenue under the Novartis collaboration is mainly a result of the achievement of the third milestone under the terms of our collaboration with Novartis described above with no comparable achievement in the current period.

Expenses

Operating expenses decreased 8% and 16%, respectively, for the three-month and nine-month periods ended September 30, 2015 to $1.7 million and $5.6 million as compared to $1.9 million and $6.8 million in the comparable prior year periods.

General and administrative expenses of $1.0 million decreased 25% for the three-month period ended September 30, 2015 as compared to $1.3 million in the comparable period in 2014. For the nine-month period ended September 30, 2015, general and administrative expenses of $3.6 million decreased 28% as compared to $5.1 million in the comparable nine-month period in 2014. The decrease in the nine-month period ended September 30, 2015 was primarily attributable to lower facility costs related to the relocation of our corporate offices. Additionally in both the three-month and nine-month periods ended September 30, 2015 we experienced lower professional costs partially offset by increased personnel costs.

Research and development expenses for the three-month and nine-month periods ended September 30, 2015 increased 35% and 19%, respectively, from $0.5 million and $1.7 million in 2014 to $0.7 million and $2.0 million in 2015. The increases in both the three-month and nine-month periods ended September 30, 2015 were primarily attributable to increased personnel costs as compared to the comparable prior year periods.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of September 30, 2015 we have an accumulated deficit of  $283.2 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2015, cash, cash equivalents and liquid investments totaled $9.9 million as compared to $14.7 million on December 31, 2014.

For the nine months ended September 30, 2015, we used $4.7 million of cash for operating activities. This consisted of a net loss for the period of $4.9 million, which included approximately $24,000 of bad debt expense, $72,000 of non-cash depreciation and amortization, $0.7 million of non-cash stock-based compensation, $0.6 million used by the net change in current assets and liabilities and $2,000 provided by the net change in non-current liabilities.  Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

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

Net cash provided by investing activities during the nine months ended September 30, 2015 was $3.3 million. This consisted of proceeds from the sale and maturity of investments of $3.4 million partially offset by $44,000 of cash used for the purchase of furniture and equipment.

Net cash used in investing activities during the nine months ended September 30, 2014 was $7.9 million. This consisted of $39,000 of cash used for the purchase of laboratory equipment and $9.8 million of cash used to purchase investment securities during the period offset by proceeds from the sale and maturity of investments of $1.9 million.

Net cash used in financing activities during the nine months ended September 30, 2015 was $20,000, which represent the issuance costs of common stock issued under the terms of our ATM, described below, in 2014.

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

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. On May 29, 2014, 711,539 warrants with an exercise price of $8.58 issued in May 2009 expired. On February 1, 2015, 420,000 warrants with an exercise price of $27.50 issued in February 2010 expired. As a result, as of October 31, 2015, we have no warrants outstanding.

On September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the new Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of September 30, 2015.

On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the Securities and Exchange Commission. As of October 31, 2015, we have sold approximately $11.6 million of common stock under the 2014 shelf registration statement. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Our last sales under the Form S-3 were in March 2014, in the amount of $9.0 million.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We intend to use the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate the markets and look for opportunities to resume activity under the ATM. As of October 31, 2015, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of September 30, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales resulted in proceeds, net of issuance costs of approximately $10.6 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $6 million and $7 million of cash during the four quarters ending September 30, 2016. Our estimate includes approximately $0.3 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into 2017.

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

As of September 30, 2015, under the supervision and with the participation of our president, chief executive officer and corporate secretary (our principal executive officer) and our sr. director, accounting & finance, corporate controller and treasurer (our principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our president, chief executive officer and corporate secretary and our sr. director, accounting & finance, corporate controller and treasurer have concluded that, as of September 30, 2015, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports filed with the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings, refer to Note 7 “Litigation” in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and in the other reports we file with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of the Company’s common stock for the three months ended September 30, 2015. These shares were repurchased for the sole purpose of satisfying tax withholding obligations of certain non-executive individuals upon the vesting of restricted stock awards granted to them by the Company. No shares were repurchased on the open market.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	—	—	—	—
August 1 to August 31, 2015	—	—	—	—
September 1 to September 30, 2015	5,603	$2.50	—	—
Total	5,603	$2.50	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification by Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a) Certification by Principal Financial Officer. (filed herewith)

32.1	Rule 13a-14(b) Certification by Principal Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)

32.2	Rule 13a-14(b) Certification by Principal Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President, Chief Executive Officer, Corporate Secretary and Director

Date: November 9, 2015	By:	/s/ James V. Lambert
James V. Lambert
Sr. Director, Accounting & Finance, Corporate Controller and Treasurer
(Principal Financial Officer)

