Form 10-K
period 2015-12-31
GENVEC INC
filed 2016-03-09
CIK 934473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes ☒No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐Yes ☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. ☐Yes ☒No

As of June 30, 2015 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of such stock as reported by the NASDAQ Capital Market on such date, was $33,636,377. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2015 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of March 3, 2016 there were 17,264,359 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	decisions we make with respect to the future and strategic direction of our Company;

•	our product candidates being in the early stages of development;

•	our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;

•	our reliance on collaborators;

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	uncertainties with, and unexpected results and related analyses relating to, preclinical development and clinical trials of our product candidates;

•	the timing and content of future U.S. Food and Drug Administration (FDA) regulatory actions related to us, our product candidates, or our collaborators;

•	our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations, and our ability to lower our operating costs;

•	the scope and validity of patent protection for our product candidates and our ability to commercialize technology and products without infringing the patent rights of others; and

•	our listing of our common stock on the NASDAQ Stock Market.

These are only some of the factors that may affect the forward-looking statements contained in this Annual Report. Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth in Item 1A (Risk Factors) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in this Annual Report and is contained in our other filings with the Securities and Exchange Commission (SEC). The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

These forward-looking statements speak only as of the date of this Annual Report and we assume no duty to update our forward-looking statements, except as required by law. The forward-looking statements in this Annual Report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerse™ gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.

A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with prominent companies and organizations such as Novartis, Merial Limited, and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that addresses the prevention and treatment of a number of significant human and animal health concerns. GenVec’s combination of internal and partnered development programs address therapeutic areas such as hearing loss and balance disorders and oncology, as well as vaccines against infectious diseases, including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our AdenoVerse gene delivery technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For therapeutics, the goal is for the protein produced to have a meaningful effect in treating the cause, manifestation, or progression of the disease. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicates that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are currently working with Novartis on the development of novel treatments for hearing loss and balance disorders that emerged from these research and development efforts. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

We have multiple vaccine candidates that leverage our core adenovector technology including our vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program were supported by the U.S. Department of Homeland Security (DHS) and performed in collaboration with the U.S. Department of Agriculture (USDA).

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part I of this Annual Report on Form 10-K. The description of our business in this Annual Report on Form 10-K should be read in conjunction with the information in Item 1A and the Financial Statements found in Item 8 of Part II of this Annual Report on Form 10-K, which includes additional financial information, including information about our total assets, revenue, and measures of profit and loss.

OUR STRATEGY

Our primary objective is to leverage our proprietary technology through partnerships to develop and commercialize products that address significant unmet medical needs. We plan to achieve this objective through the following strategies:

Working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders.   We believe that a significant commercial opportunity exists for hearing loss and balance disorders. We are committed to realizing the value of CGF166 by facilitating and supporting Novartis’ development program.

Entering into new collaborations for the development of product candidates utilizing our technology.    We are engaged in seeking strategic collaborations, partnerships and licensing arrangements to further develop and potentially commercialize therapeutic and vaccine product candidates that utilize our technology. We continue to seek corporate partnerships in the following programs and areas:

•	Vaccine against RSV, which is the most common viral cause of lower respiratory infections in infants and young children.

•	Vaccine against HSV, which is the virus responsible for most cases of genital herpes.

•	Other therapeutic and prophylactic applications of our human and non-human adenoviral vectors together with the related platform technology and packaging cell lines.

Exploring new applications of our technology to address the treatment and prevention of major unmet medical needs.   We intend to continue to enhance our core technologies and product pipeline through internal research as well as external collaborations, licensing arrangements and possible acquisitions. In the past we have received peer-reviewed external funding from the U.S. government and from nonprofit foundations to improve our technology platform for vaccine and gene delivery applications. We intend to further strengthen our technologies relating to vector performance, process development, formulation, and manufacturing through our existing and future relationships. We intend to explore the use of our AdenoVerse technology in the following areas:

•	Regenerative medicine;

•	Vaccines;

•	Therapeutic gene delivery;

•	Immunotherapy (including cellular immunotherapy);

•	Nucleic acid therapeutics;

•	Gene editing;

•	Oncolytic viruses; and

•	Cell therapy

Minimizing our cash burn rate and reducing the need for additional equity financing.   We intend to further develop our product candidates and technology through strategic collaborations that provide external resources for development, as well as through selective, prudent deployment of our internal resources. We believe this strategy will allow us to advance our programs without the use of substantial additional capital and will insulate us from fluctuating capital raising conditions.

HEARING AND BALANCE PROGRAM

Overview.   In collaboration with Novartis, our hearing and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Our lead product candidate, CGF166, emerged from research and development performed as part of the collaboration. In October 2014, the first patient was treated in a Phase 1/2 proof-of-concept trial of CGF166 in patients with severe to profound hearing loss. In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board in accordance with criteria in the trial protocol. Novartis will continue to collect safety and efficacy data on the nine patients currently enrolled in the study before determining whether to proceed with incremental patients.

Background.   Sensorineural hearing loss and vestibular dysfunction may result from destruction of inner ear sensory hair cells. Humans are born with approximately 30,000 sensory hair cells, which are located in the cochlea, vestibular canals, utricle, and saccule of the ear. Sensory hair cells, located in the cochlea are critical for auditory function, while those located in the vestibular canals, utricle, and saccule provide the basis for vestibular function.

Sensory hair cells can be damaged or destroyed by pharmacological agents, infections, loud noises, or simply aging. Because these cells do not naturally regenerate, any damage to or destruction of them is permanent.

Patients whose sensory hair cells have been damaged or destroyed may experience hearing loss. According to the National Institute on Deafness and Other Communication Disorders (NIDCD), among adults aged 70 and older with hearing loss who could benefit from hearing aids, fewer than one in three (30%) has ever used them. Even fewer adults aged 20 to 69 (approximately 15%) who could benefit from wearing hearing aids have ever used them. Also according to the NIDCD, as of December 2012, approximately 324,200 patients worldwide have received cochlear implants – in the United States, roughly 58,000 devices have been implanted in adults and 38,000 in children. Although cochlear implants improve hearing, they require invasive surgery, do not discriminate pitch, and require ongoing maintenance and patient training.

Patients whose sensory hair cells have been damaged or destroyed may also experience more severe vestibular dysfunction, which may result in debilitating vertigo and nausea. There is currently no known therapy other than rehabilitation to facilitate the acquisition of environmental signals to compensate for vestibular dysfunction.

We believe that because there are no therapeutic options available to regenerate sensory hair cells to restore auditory or balance function, there is a significant and unmet medical need in the area of sensorineural hearing loss and vestibular dysfunction.

GenVec’s Solution.   During embryonic development, an atonal gene (Atoh1) induces the generation of sensory cells in the inner ear required for hearing and balance. In multiple animal models, we have demonstrated formation of new inner ear sensory hair cells and the restoration of hearing and balance function using our AdenoVerse technology to deliver the Atoh1 gene to the inner ear.

The lead product emerging from GenVec’s hearing program is an advanced adenoviral vector engineered to deliver the human atonal gene under the control of a tissue specific promoter. Novartis has designated this product candidate as CGF166.

Collaboration with Novartis.   In January 2010, we entered into a collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock. If certain clinical, regulatory, and sales milestones are met, we are eligible, from the inception of the agreement, to receive up to an additional $206.6 million in milestone payments. From September 2010 through October 2014, we achieved four milestones resulting in aggregate payments from Novartis of $5.6 million. As of February 29, 2016, milestones remaining available under the agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. Additionally, we are also entitled to royalties on future sales.

In September 2010, we announced that we had achieved the first of the four milestones that have been achieved in the collaboration with Novartis. The first $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The second $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection by the FDA of the IND filed by Novartis for CGF166. In October 2014, we announced that we had achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered by the first patient treated in a clinical trial with CGF166.

In August 2010, we entered into an additional agreement with Novartis for the supply of services relating to development materials in connection with our collaboration in hearing loss and balance disorders. Under this additional agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. We recognized approximately $0.2 million and $0.3 million in 2015 and 2014, respectively, for services performed under this agreement. As of December 31, 2015, we have recognized a total of $14.7 million under this agreement.

In December 2013, the National Institutes of Health’s Recombinant DNA Advisory Committee (RAC) unanimously approved the protocol for initiation of a Phase 1/2 study of CGF166. The protocol, “A Three-part, Multicenter, Open Label, Single Dose Study to Assess the Safety, Tolerability, and Efficacy of Intralabyrinthine (IL) CGF166 in Patients with Severe Hearing Loss,” was the subject of an in-depth review and public discussion at the RAC meeting. Novartis filed an investigational new drug application (IND) for CGF166 in January 2014, in February 2014 the IND was deemed effective, and in October 2014 the first patient was treated.

CELL THERAPY PROGRAM

In March 2015, we announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics by leveraging GenVec’s AdenoVerse gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. We will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs. Depending on the manner of commercialization, we will be entitled to profit sharing and/or royalty and milestone payments for the products being developed under the collaboration.

VACCINE PROGRAMS

We have developed vaccine candidates using our AdenoVerse technology. We believe that our AdenoVerse vectors have superior properties to deliver antigens and stimulate an effective innate and adaptive immune response against pathogens of interest. Our vaccine candidates include preventative vaccines against RSV and malaria, and a therapeutic vaccine for HSV.

Many vectors used in developing vaccines are susceptible to pre-existing immunity that neutralizes and has the effect of preventing the vaccine from generating the desired immunological response; this is referred to as vector-specific immunity. Our most promising vectors for vaccine applications are derived from non-human primate adenovirus types, which we believe can circumvent neutralizing antibodies, or vector-specific immunity, in order to generate the desired immunologic response of the vaccine.

Respiratory Syncytial Virus (RSV).   We are seeking a partner to continue the development of our GV2311 vaccine against RSV, the single most important viral cause of lower respiratory infections in infants and young children.

According to information published by the Centers for Disease Control and Prevention (CDC) in 2014, each year, on average, in the United States, RSV leads to 57,527 hospitalizations among children younger than 5 years old; 100,000 to 126,000 hospitalizations among children younger than 1 year old; 2.1 million outpatient visits among children younger than 5 years old; and 177,000 hospitalizations and 14,000 deaths among adults older than 65 years.

In September 2012, data were presented on GenVec’s RSV vaccine program at the International Respiratory Syncytial Virus Symposium, which took place in Santa Fe, New Mexico. Data presented at the conference demonstrated that GenVec’s universal RSV vaccine candidate, GV2311, is highly immunogenic and produces durable and broad protection from a single intramuscular administration. Protection in cotton rat and mouse models was characterized by functional RSV neutralizing antibodies, and no disease potentiation was observed. GenVec’s RSV vaccine candidate utilizes a proprietary adenovirus that is capable of generating a broad immune response while avoiding the problems of vector specific immunity that has hampered other vectored vaccines.

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

In November 2014, data exploring the immune responses generated by GV2311 were presented at the 9th International Respiratory Syncytial Virus (RSV) Symposium held in South Africa. In the experiments described in the presentation, RSV immunized mice had no detectable virus following low dose challenge, while breakthrough RSV replication in both lungs and noses was rapidly controlled upon high dose challenge. GV2311 immunization fully protected the lungs at both challenge doses with partial protection in noses. The studies also confirmed the major protective mechanism is through induction of antibodies against RSV, although antigen specific T cells contribute to viral clearance in the absence of antibody. GV2311 was previously shown to induce protective immunity to RSV in a dose-dependent manner in established animal models.

We are not engaging in significant development for RSV while we seek to partner this program.

Herpes Simplex Virus (HSV).   We are seeking a partner to continue the development of our GV2207 vaccines for the treatment of HSV including HSV type 2 (HSV-2), the virus responsible for most cases of genital herpes. According to the World Health Organization (WHO), an estimated 417 million people aged 14-49 (11%) worldwide have HSV-2 infections. According to the CDC, genital herpes is common in the United States – one of every six people aged 14-49 is infected. All HSV-2 infections are permanent and result in periodic virus shedding. The CDC notes that herpes infections are most contagious when symptoms are present, but can still be transmitted to others in the absence of symptoms. Of added concern, infection with HSV-2 increases the risk of acquiring and transmitting HIV infection. There is no approved vaccine for HSV-2 in the United States. Although antiviral regimens have become a standard of care, their inconvenience, cumulative cost and potential for drug resistance further underscore the need for safe, new approaches to reducing HSV-2 lesions, virus shedding, and transmission. Estimated costs of treating HSV in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care.

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

Malaria.   We have worked with collaborators in recent years, including with the National Institute of Allergy and Infectious Diseases (NIAID), generating vaccine candidates for the prevention of malaria. According to the Malaria Fact Sheet available through the WHO, about 3.2 billion people – almost half of the world’s population – are at risk for malaria. Young children, pregnant women and non-immune travelers from malaria-free areas are particularly vulnerable to the disease. Despite advances in prevention and treatment, per WHO estimates, released in December 2015, there were 214 million cases of malaria in 2015 and 438,000 deaths.

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

In March 2012, we received a grant from the National Institute of Allergy and Infectious Diseases (NIAID) to support the Company’s malaria vaccine program. This grant, valued at approximately $600,000, is being used to identify novel highly protective antigens for malaria vaccine development. Revenue recognized under this grant amounted to $0.1 million in both 2015 and 2014.

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

In April 2015, we announced a research collaboration with the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health. The collaboration will utilize GenVec's proprietary gorilla adenovirus vectors to deliver a number of novel antigens discovered at the LMIV in order to create and test a variety of malaria vaccine candidates. GenVec will construct vaccine candidates at its laboratories and provide them to LMIV's Vaccine Development Unit for preclinical testing. The purpose of this collaboration is to devise vaccines that block the transmission of the deadliest malaria-causing parasite, Plasmodium falciparum, by triggering the production of antibodies that are taken up by a mosquito when it bites a vaccinated individual. This approach, which is different from traditional vaccine approaches, is designed to launch an attack on the parasite while it is in its mosquito carrier and could potentially help stop the spread of the disease to subsequent bite victims.

ANIMAL HEALTH PRODUCT DEVELOPMENT PROGRAM

We are exploring applications of our technology to treat and prevent diseases that affect livestock and other animals. With our collaborators, we are developing vaccine and anti-viral candidates for the prevention and containment of foot-and-mouth disease (FMD) outbreaks. FMD is a highly contagious viral disease affecting cows and other animals with cloven hooves. Our novel FMD vaccine approach utilizes our proprietary adenovector technology and is manufactured on a proprietary GenVec cell line that is capable of producing antigens without the use of highly contagious FMD virus. Because the vaccine is produced without using killed virus materials, it can be produced cost effectively in the U.S. and around the world. While the United States has not had an outbreak of FMD since 1929, the highly contagious nature of FMD, and the grave economic consequences of an outbreak, has made developing a vaccine and anti-viral candidates a high priority of the U.S. government. Initial testing of a vaccine against FMD showed that inoculated cattle challenged with the virus causing FMD did not develop symptoms.

In June 2012, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) issued a conditional license for our FMD vaccine for use in cattle. APHIS issued the conditional license to Antelope Valley Bios, Inc., who manufactured the vaccine under a contract with GenVec. This is the first FMD vaccine licensed by the USDA Center for Veterinary Biologics. Under the conditional license, the product may be distributed as authorized by Federal emergency management officials within USDA, should the need for the product arise. APHIS issues conditional licenses in the event of an emergency situation, limited market or other special circumstance. In this case, the special circumstance was the need for an FMD vaccine that was capable of being manufactured in the U.S. that allowed for the differentiation between infected and vaccinated animals. The vaccine is available to agriculture officials in the event of an FMD emergency situation.

In December 2010, we entered into a collaboration with Merial Limited to develop and commercialize our proprietary vaccine technology for use against FMD. Merial Limited is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial Limited will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. If the program results in a commercial product, we will receive development milestones and royalties on sales. In May 2011, we entered into a second agreement with Merial Limited. Under the agreement, Merial Limited has the right to evaluate GenVec technology for applications in other areas of animal health.

In February 2010, we signed a contract with the U.S. Department of Homeland Security (DHS) to continue the development of adenovector-based vaccines against FMD. This agreement covered the use of our adenovector technology to develop additional FMD-serotype candidate vaccines and explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. This agreement was completed in February 2015.

TECHNOLOGY PLATFORM

GenVec is a pioneer in the gene therapy field, with experience progressing therapeutics and vaccines from the research stage to the product candidate stage and into clinical development. Our AdenoVerse technology can be used to deliver genes precisely to target cells in order to elicit the desired biological response, as exemplified by the delivery of CGF166 to the inner ear in our hearing loss and balance disorder program. In addition, our technology can be used to deliver one or more antigens to elicit immune responses to the target disease. We believe we are also a leader in adenovector design and testing, with experience in scale-up and manufacture. Our technology platform includes a broad array of proprietary adenovirus vectors for gene delivery for therapeutics and vaccines, as well as proven scale-up and production methodologies and proprietary manufacturing cell lines.

GenVec’s highly potent AdenoVerse vectors include human and non-human low-seroprevalence serotypes, such as our monkey and gorilla adenovectors, and are designed for superior performance by providing what we believe is the ability to avoid the pre-existing immunity issues that can hamper gene delivery using some other adenovector constructs.

When compared to standard vaccine approaches our gorilla adenovectors provide what we believe are other distinct advantages for molecular vaccines, including the induction of both durable high-level antibody and T cell responses. Our gorilla adenovectors have been shown to induce increased antigen-specific immune responses on repeat administration. We believe that our technology platform can be used to develop product candidates that address a variety of disease challenges.

Our manufacturing cell lines have been used to produce therapeutics and vaccines in accordance with the FDA’s current Good Manufacturing Practices (cGMP) with high yields for numerous clinical studies. Our track record includes the successful design and manufacture of novel adenovectors containing single or multiple genes for the production of therapeutic proteins or antigens that we have been able to scale up for clinical manufacturing. Therapeutics and vaccines designed by GenVec and produced using our high-yield cell lines have been tested in over 3,000 study subjects in clinical trials conducted in the U.S., Europe, Africa and the Middle East.

Adenovirus Vector Technology.   We utilize a collection of differentiated, proprietary technologies to create product candidates with what we believe are superior attributes. Our product candidates are developed with our proprietary adenovector technology, which uses modified adenoviruses to deliver genes to cells. Adenoviruses are naturally occurring viruses that reproduce in certain tissues and can cause ailments such as mild respiratory infections. We design our vectors so they cannot replicate or cause diseases. This limits toxicity, including unwanted effects on target cells and the surrounding tissues. Our product candidates consist of adenovectors that contain one or more inserted gene(s). We have multiple proprietary adenovectors to suit different applications in therapeutic and vaccine products.

When administered to tissues, our vectors enter target cells, leading the cells to produce the protein encoded by the inserted gene. The vector is then naturally eliminated from cells and tissues.

We believe adenovectors are desirable gene delivery vehicles because they efficiently deliver genes, can be readily modified, and are generally well tolerated.

We believe our differentiated gene delivery technology enables us to:

•	Improve the efficiency of discovering new therapies and vaccines;

•	Rapidly construct and screen product candidates;

•	Identify novel antigens in a quick, and cost-effective manner;

•	Minimize interference from antibodies to adenoviruses;

•	Put genes or antigens rapidly into vectors to evaluate function and usefulness in therapy;

•	Deliver our product candidates to specific organs or cell types to avoid systemic exposure;

•	Achieve efficient delivery of gene to, and stimulate protein expressions in, target cells;

•	Control the amount and duration of therapeutic protein production to allow flexibility in treating different diseases; and

•	Scale our manufacturing process for commercial production.

We believe our adenovector technology is a preferred approach for therapeutic and vaccine products:

•	For local delivery and expression of therapeutic genes;

•	For cell type specific delivery and expression;

•	For rational vaccine design;

•	For high level antibody and cellular based vaccine responses;

•	For vaccine production without exposure to contagious pathogens; and

•	For the manufacture of new products that cannot be produced using standard technologies.

Local Delivery and Expression of Genes.   To achieve local production of proteins, we can administer our product candidates directly to the site of disease using standard medical devices such as syringes. Direct administration of our product candidates into diseased tissue allows us to increase effectiveness by achieving high concentrations of the protein at disease sites while improving safety by avoiding systemic exposure throughout the body.

Control of Gene Expression.   Our technology also allows us to modify the location, duration, and rate of therapeutic gene expression. We alter gene expression by inserting a sequence of DNA, called a promoter, into our vectors adjacent to the target gene. We tailor our technology to the therapeutic or vaccine product need. For some diseases, long-term expression of the therapeutic gene is required to achieve a clinical benefit while high level antigen expression from our molecular vaccines is preferred. Moreover, our adenovector technology allows multiple antigens or therapeutic genes to be efficiently expressed for therapeutic benefit. We have also shown that local production of therapeutic proteins by regulating expression via insertion of a specific proprietary promoter that either limits expression to specific cell types or can regulate expression after specific treatments can be preferred.

New Adenovector Platforms.   We have generated vectors based on different types of adenovirus. These vectors have the potential to avoid neutralizing antibodies, and for vaccine applications can improve vaccine potency and generate desired immune responses to combat against an infectious agent or illicit desired therapeutic responses to treat an underlying infection.

Emerging applications.  The AdenoVerse platform offers numerous advantages that could be beneficial for a variety of emerging therapeutic approaches such as gene editing, cell therapy, immunotherapy, regenerative medicine, and others. The flexibility of the AdenoVerse platform allows for the customized design of vectors capable of addressing the unique needs and limitations of each of these different applications. GenVec’s expertise in vector construction can be leveraged to construct vectors with specific performance characteristics necessary for the successful delivery and expression of the genetic material applicable in these emerging fields, and we intend to further explore these opportunities.

Proprietary Cell Lines.   GenVec’s established and proven ORF6 and M2A cell lines are used to produce all of our proprietary adenovectors. Our cell lines perform excellently in serum-free, animal protein-free suspension culture and efficiently complement for the growth of even the most complex human-origin and nonhuman-origin adenovector constructs. These include vectors bearing the genes for multiple antigens, vectors bearing targeted expression cassettes, and vectors containing inserts that encode for proteins which interfere with the host cell metabolism and therefore pose challenges for scale-up and manufacture. Our cell lines produce high-concentration, stable adenovector lots that meet the rigorous manufacturing standards of our corporate and governmental collaborators as well as regulatory agencies. In August 2009, we received a Phase 2 SBIR grant, valued at $2.5 million, from the NIAID to support the development of our cell line and vector production technology. Revenue recognized under this grant amounted to $2.3 million through December 31, 2013. Work under this grant was completed in 2013.

RESEARCH AND DEVELOPMENT

As a biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $2.6 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively. These expenses were divided between our research and development programs in the following manner:

	Years ended December 31,
	2015	2014
	(in millions)
Vaccines	$1.0	$1.1
Hearing Loss and Balance Disorders	1.0	1.1
Other Programs	0.6	0.1
Total	$2.6	$2.3

INTELLECTUAL PROPERTY

We endeavor to protect and enhance our proprietary technology, inventions, and improvements that are commercially important to the development and sustainability of our business. We generally seek patent protection for our technology and product candidates in the U.S. and abroad as well as maintain and defend our patent rights whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technology innovation, and in-licensing of opportunities to strengthen, develop and maintain our proprietary position in the field of gene therapy that may be important for the development and sustainability of our business.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties.

Patent Rights and Licenses.   We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, matters such as the composition of our adenovector-based product candidates, our proprietary technologies and processes related to our product development candidates, certain genes and methods of transferring genetic material into cells, and our processes to manufacture and test our adenovector-based product candidates.

As of December 31, 2015, we hold or have licenses to 160 issued, allowed or pending patents worldwide, 39 of which are issued or allowed in the U.S. These patents and patent applications pertain to, among other things: the composition of matter of our vectors; genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.

Hearing Loss Program.   We have licensed the Atoh1 gene from the Baylor College of Medicine. This license is worldwide and is exclusive for gene therapy applications. We licensed our rights to this gene to Novartis as part of our worldwide collaboration with Novartis to develop treatments for hearing loss and balance disorders. Patents or patent application covering our product candidate are directed to composition of matter for the Atoh1 gene therapy vectors, as well as, compositions and methods of using the candidates emerging from this program. Issued patents that cover the product candidate begin to expire in 2024 and if patents are issued from the pending applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid for issued patents, we expect coverage to expire in 2034 (worldwide, excluding possible patent term extensions).

Proprietary Vectors.   We have issued patents and patent applications covering our proprietary AdenoVerse technology platform. We have filed patent applications that cover the composition of matter of our new GC Vectors, including those based on adenovirus isolated from mountain gorilla that if issued from the pending patent applications and if the appropriate maintenance, renewal annuity, or other governmental fees are paid are projected to expire in 2033 (excluding possible patent term extensions). Issued patents that cover the composition and use of our proprietary technology platform began to expire in 2015 and extend through 2033 if appropriate maintenance, renewal, annuity, or other governmental fees are paid.

Over this last year we have announced progress on the intellectual property front that we believe will help secure our interests to fully explore the potential of some of our newer adenovirus vectors.  In January 2016 a U.S. patent that provides broad protection for our gene delivery vectors derived from mountain gorillas was issued.  Based on the preclinical data we have seen to date, we believe these gorilla vectors have a strong potential in the molecular vaccines space as well as other applications.  In addition, we were notified U.S. and European patents were issued in 2015 that cover our monkey adenovirus vector technology.

In May 1998, we entered into an Amended and Restated Exclusive License Agreement (Cornell Agreement) with the Cornell Research Foundation (Cornell), which was subsequently amended. Pursuant to the Cornell agreement we license certain proteins, genes, gene vectors, and similar biological materials that relate to our adenovector platform. We are obligated to pay Cornell a yearly maintenance fee of $50,000 (creditable against any royalty payable in that year). No royalty payments have been made to date, and prior to commercialization of a licensed product, we have no royalty obligations to Cornell. The Cornell agreement may be terminated by Cornell or by us in the event of an uncured material breach by the other party or by us for any reason with prior written notice. The Cornell agreement continues in full force until the expiration of all patents or applications covered thereby, unless otherwise terminated. The latest expiring patent under the Cornell agreement expires in 2020.

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

Production, Purification, Quality Assessment and Formulation Technology.   We hold issued patents expiring beginning in 2019 and have pending patent applications pertaining to the production, purification, quality assessment, and formulation of our product candidates, and if patents are issued from the pending applications and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid for issued patents, we expect coverage to expire in 2033 (worldwide, excluding possible patent term extensions). In particular, we hold issued patents covering the process for manufacturing our product candidates, the purification of our product candidates applicable to both research and commercial scales, methods of assessing and confirming the quality and purity of our product candidates for clinical testing and commercialization, and product formulations that improve the stability of product candidates and allow our product candidates to be conveniently stored, shipped, and used. We are aware, however, of issued patents and pending patent applications of third parties relating to these and other aspects of production, purification, quality assessment, and formulation technology. It could be alleged that our production, purification, quality assessment, and formulation technology conflict with such existing or future patents.

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

MANUFACTURING AND SUPPLY

Technology for Production, Purification, Quality Assessment and Formulation.   We believe our proprietary production technology and know-how facilitate the production, purification, quality assessment, and formulation of our product candidates. The structure of our vectors and the procedures for their production and purification enable us to minimize the presence of contaminants. We believe our proprietary positions provide a competitive advantage in the following areas:

•	Production and Scale-Up. We produce our adenovectors using cell lines grown in culture under standardized and controlled conditions. We have developed specialized proprietary cell lines for production of our vectors. We employ materials that are free of animal-derived components. We have designed our production processes to be scalable for commercial production and to reduce the potential for contamination.

•	Purification. We have proprietary methods for the purification of our vectors that we believe are scalable to commercial levels as well as suitable for small-scale use in discovery and testing of new product candidates.

•	Quality Assessment. We have established proprietary methods to assess and confirm the quality and purity of vectors for research purposes and clinical testing. We use advanced techniques to determine the physical characteristics of our product candidates as a means to establish product consistency and purity. We have an issued U.S. patent covering this technology. We believe these methods are also suitable for quality assessment of commercial production.

•	Formulation. We have developed a novel product formulation that improves the stability of our vectors and is covered by issued U.S. patents. Our formulation allows products to be stored, shipped, and used in a controlled manner that assures activity for the duration of the product shelf-life. For research purposes, our formulation enhances the ease and reproducibility of testing.

Manufacturing Strategy.   We have relied on third-party manufacturers or our collaborators for cGMP production for clinical trials in the past and intend to do so for any future manufacturing of product candidates. We have significant experience working with contract manufacturers and we have successfully transferred manufacturing processes to several collaborators and contract manufacturers. Our research and development facility is located in Gaithersburg, Maryland, where we have established laboratories and staff to support the non-cGMP production and characterization methods for our product candidates. Many of the production and assay technologies developed for our hearing restoration, our now discontinued TNFerade clinical study, and those developed under our now terminated HIV vaccine contract with the National Institutes of Health (NIH), are suitable for our other product development programs.

We currently have two suppliers for our clinical manufacturing components, one for human health and one for animal health candidates. We procure raw materials, including specialized components known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Thermo Fischer Scientific Corporation.

OUR COMPETITION

Competition in the discovery and development of new methods for treating and preventing disease is intense. We face, and will continue to face, substantial competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies both in the U.S. and abroad. We face competition from organizations pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations that are competitive with our potential therapeutic and vaccine product candidates.

Many of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development organizations. In addition, our experience in clinical trials, obtaining FDA and other regulatory approvals, manufacturing, and commercialization of products may be more limited. We also compete in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully depends on adequate funding and collaborators who can supplement our capabilities.

We are aware of products under development by our competitors that target the same prevention or treatment of disease. There are several development-stage and established entities, including major pharmaceutical and biotechnology companies that are actively engaged in infectious disease vaccine research and development. These include Sanofi S.A., Novartis, GlaxoSmithKline plc, MedImmune, Inc., (a wholly owned subsidiary of AstraZeneca), Merck & Co., Inc., Pfizer Inc., Crucell N.V. (part of the Janssen Pharmaceutical Companies of Johnson & Johnson), Bavarian Nordic A/S, Okairos S.r.l. (acquired by GlaxoSmithKline in 2013), Intercell A.G., Genocea BioSciences Inc., Vical Incorporated, Emergent Biosolutions Inc., and Novavax Inc. among others.

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

Malaria Vaccine.   There are currently no vaccines approved for the prevention of malaria. Companies developing malaria vaccines include GlaxoSmithKline plc, Sanofi S.A., Crucell N.V., Genocea BioSciences Inc., Sanaria, and Okairos S.r.l.

GOVERNMENT REGULATION

Regulation of Biologic Products.   The research, development, testing, manufacture, quality, safety, effectiveness, labeling, packaging, storage, approval, distribution, marketing, record keeping, advertising and promotion, and import and export of any biologic products developed by us or our collaborators are subject to regulation by federal, state, local, and foreign governmental authorities. In the U.S., new drugs are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biologic products, such as therapeutic products and vaccines, are subject to regulation both under provisions of that Act and under the Public Health Service Act. The process of obtaining FDA approval for a new product is costly and time-consuming, and the outcome is not guaranteed. If approved, drug products are subject to ongoing regulation, and compliance with appropriate federal, state, local, and foreign statutes and regulations will require the expenditure of substantial time and financial resources.

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

The conduct of the clinical trials is subject to extensive regulation, including compliance with good clinical practice regulations and guidelines, obtaining informed patient consent, sponsor monitoring, auditing of the clinical, laboratory and product manufacturing sites, and review and approval of each study by an independent institutional review board (IRB) for each site proposing to conduct the clinical trial. The FDA, the IRB, a Data Safety Monitoring Board (DSMB) or Data Monitoring Committee (DMC), or the sponsor may, at its discretion, suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemical, manufacturing and control information that should be included in an IND; the proper design of tests to measure product potency in support of an IND or BLA; and measures to observe potential delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

Promising data in early-stage clinical trials do not necessarily assure success in later-stage clinical trials. The FDA may request that additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of products under development.

After the completion of the required clinical trials, if we believe the data indicate the biologic product is safe and effective, we would prepare a BLA and submit it to the FDA. This process takes substantial time and effort. The FDA may refuse to file the BLA and request additional information, in which case, the application must be resubmitted with the supplemental information. Once a BLA is deemed filed by the FDA, there is no guarantee the FDA will approve the BLA. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the preclinical or clinical data and request additional data and information, which could significantly delay, limit, or even prevent regulatory approval.

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

If its evaluations of the BLA are favorable and the agency concludes the standards for approval have been met, the FDA will issue an approval letter. If the FDA believes the BLA is deficient in some way that precludes approval, it will issue a Complete Response Letter that generally identifies the deficiencies, which can be minor, such as requiring labeling changes, or major, such as requiring additional preclinical or clinical studies. The Complete Response Letter may also include recommended actions the applicant might take to place the BLA in a condition for approval. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the BLA. If the deficiencies have been addressed to the FDA’s satisfaction, the FDA may issue an approval letter. Even if the requested information and data are submitted, however, the FDA may ultimately decide the BLA does not satisfy the criteria for approval. Prior to granting approval, the FDA generally conducts an inspection of the facilities, including third-party contract facilities that will be involved in the manufacture, production, packaging, testing, and control of the drug substance and finished drug product for compliance with current Good Manufacturing Practices (cGMP). The FDA will not approve the BLA unless cGMP compliance is satisfactory. In addition, each manufacturing establishment must be registered with the FDA and is subject to periodic FDA inspection. In order to supply products for use either inside or outside the U.S., including for investigation in clinical trials, domestic and foreign manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country, often under reciprocal agreements with the FDA or by the FDA.

After a biologic product is approved, it is subject to significant ongoing regulation and must comply with requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution, and recordkeeping. As a condition of BLA approval, the FDA may require post-approval testing (referred to as Phase 4 clinical trials) and surveillance to monitor the product’s safety or efficacy. In addition, the holder of an approved BLA is required to keep extensive records; to report certain adverse reactions, production deviations, and other problems to the FDA; to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for their products. Generally, a company can promote a product only for those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA and supported by substantial evidence. Failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could result in administrative or judicially imposed sanctions or other setbacks, including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions.

If the FDA becomes aware of new safety information, it may require post-approval studies or clinical trials to investigate known serious risks or signals of serious risks or in response to the occurrence of unexpected serious risks identified following approval. If a post-approval study is required, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines. In addition, newly discovered or developed safety or efficacy data may require changes to an approved product’s distribution or labeling, including the addition of new warnings, contraindications or a REMS, or suspended marketing or withdrawal of the product.

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

On March 23, 2010, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) was signed into law. It creates an abbreviated approval pathway for biologic products that are “biosimilar” to a previously approved biologic product, which is called the “reference product.” This abbreviated approval pathway is intended to permit a biosimilar product to come to market more quickly and less expensively than if a full BLA were submitted, by relying to some extent on the FDA’s previous review and approval of the reference product. If a proposed biosimilar product meets the statutory standards for approval (which include demonstrating that it is highly similar to the reference product and there are no clinically meaningful differences in safety, purity or potency between the products), the proposed biosimilar product may be approved on the basis of an application that is different from the standard BLA. In addition, a biosimilar product may be approved as interchangeable with the reference product if the proposed product application meets standards intended to ensure that the biosimilar product can be expected to produce the same clinical result as the reference product.

The BPCIA provides exclusivity periods during which a product approved under a BLA cannot be relied on as a reference product. No biosimilar application may be submitted to the FDA for a period of four years after the reference product was approved, and no biosimilar application may be approved until 12 years after the reference product’s approval. If pediatric studies with the reference product are performed and accepted by the FDA, the 12-year exclusivity period will be extended for an additional six months. Additionally, the first biosimilar product approved as interchangeable with a reference product will be granted an exclusivity period of varying length, depending on the factual circumstances. Because the BPCIA is a relatively new law, we anticipate that its contours will be defined as the statute is implemented over a period of years. Some issues may be resolved through regulation or agency guidance, but other interpretations may develop on an ad hoc basis as the FDA confronts them in the context of specific applications. The FDA has to date issued various guidance documents and other materials indicating the agency’s thinking regarding a number of issues implicated by the BPCIA. Additionally, the FDA’s approval in 2015 of the first biosimilar application helps define the agency’s approach to certain issues. Much is still to be determined, however.

Biologic Product Candidates for Animal Health

Our FMD vaccine product candidate is subject to a separate regulatory regime. In the U.S., governmental regulation of animal health products is primarily provided by two agencies: the Animal and Plant Health Inspection Service (APHIS) within the Department of Agriculture (USDA) and the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies, and information on performance of the product in field conditions. The USDA may issue one of two types of licenses: a full license or a conditional license. Conditional licenses are used to meet an emergency condition, limited market, local situation or other special circumstance and do not permit the general commercialization of the product. Conditionally licensed products are required to be pure and safe, and have a reasonable expectation of efficacy. Conditional licenses are effective for a finite time period and distribution of conditionally licensed products in each state is limited to authorized recipients designated by proper state officials. Conditional licenses may be renewed if the applicant demonstrates a good-faith effort toward obtaining full licensure.

In June 2012, APHIS issued a conditional license for our FMD vaccine for use in cattle. The conditional license was issued because of the need for an FMD vaccine that is capable of being manufactured in the United States that allows for the differentiation between infected and vaccinated animals. The vaccine is available to agriculture officials in the event of an FMD emergency situation. The conditional license was renewed in 2014 and is effective until 2016. We expect to seek a further renewal in 2016 when the current license expires.

Reimbursement of Biologic Products.   If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers for our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare and Medicaid programs. Under Medicare, there are different reimbursement methodologies for certain drugs and biological products that depend on the site of service. These methodologies generally use average sales price (ASP) information. Manufacturers, including us, if and when we or our collaborators commercialize our products in the U.S., are required to provide ASP information to CMS on a quarterly basis if we participate in the Medicaid program. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. Additional civil monetary penalties apply for reporting false information or reporting required information late. ASP is used to compute Medicare payment rates, updated quarterly based on this ASP information. Until enough ASP data are available to calculate a payment rate, reimbursement is wholesale acquisition cost plus 6%. There also is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price (AMP) for the product. When the ASP for a product exceeds the product’s AMP by a specified percentage, the product’s ASP may be disregarded and an AMP-based reimbursement rate may be applied instead, which could cause further decreases in Medicare payment rates.

For covered physician-administered drugs and biological products furnished in a physician’s office, if the physician purchases the drug or biological product, CMS will reimburse the physician based upon that drug or biological product’s ASP plus 6%. The ASP is determined by CMS based upon information reported by manufacturers. Medicare also has several reimbursement methodologies for drugs and biological products administered in hospital outpatient departments. New drugs and biologicals whose cost is “not insignificant” in relation to payment for related procedures are granted “pass-through status” and are reimbursed at ASP plus 6% for the first two to three years of payment under the Medicare hospital outpatient prospective payment system. For many other drugs and biological products that do not qualify for pass-through status but have an average cost per day greater than $100, the current Medicare payment to a hospital outpatient department is ASP plus 6%. Drugs and biological products with an average cost per day equal to or less than $100 are not separately reimbursed; payment for these products is included in payment for the associated procedure. Payment levels for drugs without pass-through status and the $100 threshold are subject to change through regulation each calendar year.

In addition, Congress may change Medicare reimbursement amounts or methods by statute. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e. automatic spending reductions) required by the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012 (ATRA). Subsequent legislation extended the 2% reduction, on average, to 2025, unless Congress modifies the sequestration in the future. In addition, Congress or CMS could change ASP-based reimbursement amounts through statute or regulation for the physician office or hospital outpatient settings, respectively. Health reform legislation enacted in March of 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, PPACA), also requires CMS to test new payment methodologies that would bundle payment for physician and hospital services and supplies, including drugs and biological products, for an episode of care. Changes to the calculation of ASP or Medicare reimbursement methodologies could affect reimbursement for our products and could negatively impact our results of operations, if and when we begin to commercialize products that could be reimbursed by the Medicare program.

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

Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. PPACA and subsequent legislation made significant changes to the Medicaid drug rebate program, including changing the definition of AMP, increasing the minimum rebate percentage, changing the rebate calculation for new formulations of existing products, capping the rebate amount for innovator products at 100% of AMP, and expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. We expect, if and when we or our collaborators commercialize our products in the U.S., a significant portion of our revenue and the revenue of our collaborators from sales of our products will be obtained through government payers, including Medicare, Medicaid and Department of Defense (DoD) programs, and any failure to qualify for reimbursement for our products under those programs would have a material adverse effect on future revenues from sales of our products.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we anticipate that we will participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we will be obligated to make our products available for procurement on an FSS contract and charge prices to four federal agencies — VA, DoD, Public Health Service and Coast Guard — that are no higher than the statutory Federal Ceiling Price (FCP). The FCP is based on the non-federal average manufacturer price (Non-FAMP), which we will be required to calculate and report to the VA on a quarterly and annual basis.

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

In addition to the changes discussed above, PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry in other ways as well. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business if and when our products are commercialized in the U.S. include those governing expanded enrollment in federal and private healthcare programs, new Medicare reimbursement methods and rates, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

The effects of reforms under PPACA will be shaped significantly by implementing regulations that have yet to be finalized, by difficulties in implementation of the new insurance marketplaces, and by state government decisions. On February 1, 2016, CMS issued a final regulation to implement the changes to the Medicaid drug rebate program under PPACA. This regulation becomes effective on April 1, 2016. Many states chose not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as permitted by PPACA. It is unclear whether these states will choose to expand their programs in the future and whether there will be more uninsured patients than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program as permitted by PPACA, there will be fewer insured patients overall. In addition, problems with implementation of the websites and other administrative services to help people enroll in qualifying insurance coverage may have reduced the number of uninsured people who obtain coverage under PPACA. The reduction in the number of insured patients could impact our sales, business and financial condition following the commercialization, if successful, of our products in the U.S.

Other Laws and Regulations.

Our business may be subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business, particularly once third-party reimbursement becomes available for one or more of our products. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include but are not limited to:

•	The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, PPACA clarified that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of the statute or specific intent to violate it. In addition, PPACA amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.

•	The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with customers including those that may have affected their billing or coding practices and submission to the federal government. In addition, PPACA amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

•	The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and also imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•	The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking such payments on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

•	The federal Foreign Corrupt Practices Act of 1997 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Registrant
Douglas J. Swirsky	46	President and Chief Executive Officer and Corporate Secretary
Douglas E. Brough, Ph.D.	60	Chief Scientific Officer
Bryan T. Butman, Ph.D.	63	Sr. Vice President, Development
James V. Lambert	51	Sr. Director, Accounting and Finance, Corporate Controller, and Treasurer

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

Douglas E. Brough, Ph.D. joined GenVec in 1993 and since September 2013 has served as Chief Scientific Officer. Dr. Brough previously held several positions at GenVec including Senior Vice President, Research, Vice President, Head of Research, Executive Director of Vector Sciences, Senior Director of Vector Sciences, Director of Vector Sciences, Director of Molecular Virology, Head Molecular Virology and Research Scientist. Prior to joining GenVec, Dr. Brough was a Research Fellow in the Department of Molecular Biology at the Lewis Thomas Laboratory, Princeton University. Dr. Brough received his B.S. in Biology from Purdue University, a M.S. in Microbiology and Biochemistry from Idaho State University, and his Ph.D. in Microbiology and Molecular Genetics from Rutgers, the State University of New Jersey and the Robert Wood Johnson Medical School. Dr. Brough performed post-doctoral research in molecular biology at Princeton University.

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

James V. Lambert joined GenVec in 2006 and since 2014 has served as Senior Director, Accounting and Finance, Corporate Controller and Treasurer. Mr. Lambert previously served as GenVec’s Senior Director, Accounting and Finance (2010 to 2014), Director, Accounting and Finance (2008 to 2010), and Senior Controller (2006 to 2008). Prior to joining GenVec, from 1999 to 2006, Mr. Lambert was the Controller at Sigma Tau Pharmaceuticals, the North American distributor of pharmaceutical drugs, dietary supplements, and fine chemicals for an Italian company. Previously, he served as Controller for Stone Street Capital, Inc., Accounting Manager for OncorMed, Inc., and in various positions with increasing levels of responsibility at Blue Cross Blue Shield of the National Capital Area. Mr. Lambert began his career as an analyst for E-Systems, Melpar Division. Mr. Lambert, a Certified Public Accountant, received a B.A. in Economics and a B.S. in Accounting from the University of Maryland.

EMPLOYEES

As of February 29, 2016, we had 15 full-time employees, 3 of whom hold Ph.D. degrees and 3 of whom hold other advanced degrees. Of our total workforce, 5 are engaged primarily in research and development activities and 10 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

PRINCIPAL EXECUTIVE OFFICES

We were incorporated in Delaware in 1992. Our principal executive offices are located at 910 Clopper Road, Suite 220N, Gaithersburg, Maryland 20878. Our telephone number at that location is (240) 632-0740.

AVAILABLE INFORMATION

We maintain an internet website at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission. Our website also includes copies or links to selected published studies and posters of presentations, within the limits of copyright law and practicability, which contain additional information about clinical trials of our product candidates. Our website and the information we post on our website is expressly not incorporated by reference in this Annual Report on Form 10-K. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We have incurred net losses in each year since our inception in December 1992, including a net loss of $6.5 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of approximately $284.8 million. We are unsure if or when we will become profitable. The size of our net losses will depend, in part, on our revenues and our expenses.

We have derived primary all of our revenues from payments from collaborations with corporations and government entities and expect to do so for the foreseeable future. It may be years, if ever, before we will recognize revenue from product candidate sales or royalties. While we have taken efforts to control costs throughout 2015, a large portion of our expenses are fixed, including expenses related to facilities, equipment and personnel, and our ability to continue to meaningfully reduce costs is limited. In addition, we expect to continue to spend significant amounts to fund research and development to advance our programs and to enhance our core technologies. As a result of our operating expenses, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, it may not be sustainable.

We are a biopharmaceutical company deploying unproven technologies, and we may never be able to develop, obtain regulatory approval of, or market any of our product candidates.

Gene-based products are new and rapidly evolving medical approaches, which have not been shown to be effective on a widespread basis. Only a limited number of gene-based products have been successfully developed and commercialized to date. In addition, no gene therapy product has received regulatory approval in the U.S. None of our product candidates has been approved for sale in the U.S. or elsewhere. Gene-based products may be susceptible to various risks, including undesirable and unintended side effects from genes or the delivery systems, unintended immune responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Successful products require significant development and investment, including a lengthy and uncertain period of testing to show their safety and effectiveness before their regulatory approval or commercialization. Other than our limited conditional approval with respect to our FMD vaccine, we have not proven our ability to develop, obtain regulatory approval of, or commercialize gene-based medicines or vaccines.

If we or our collaborators fail to adequately show the safety and efficacy of our product candidates, we will not be able to obtain FDA approval of our product candidates.

We face the risk of failure involved in developing therapies based on new technologies and the difficulties generally associated with drug development. CGF166 is the only product candidate that we and our collaborators currently have in clinical trials. Novartis initiated dosing in a Phase 1/2 clinical trial of CGF166 in October 2014. On January 8, 2016, we were notified by Novartis that enrollment in the clinical trial had been paused, based on a review of data by the trial’s Data Safety Monitoring Board (DSMB) in accordance with criteria in the trial protocol. Novartis will continue to collect safety and efficacy data on the nine patients currently enrolled in the trial before determining whether to proceed with incremental patients. We are awaiting further guidance from Novartis on the status of the trial’s enrollment. There can be no certainty regarding when the enrollment may continue, or if it will continue.

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

Biologic products are subject to stringent regulation by a wide range of governmental authorities. We cannot predict whether we or our collaborators will obtain regulatory approval for any of our products. No one can market a biologic product in the U.S. until it has completed rigorous preclinical testing, clinical trials, and an extensive regulatory approval process implemented by the FDA. To date, the FDA has not approved a gene therapy product for sale in the U.S. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity, and novelty of the product, and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use.

Before commencing clinical trials, we or our collaborators must submit an IND application to the FDA and wait for the IND to become effective 30 days following its receipt by the FDA. Even after an IND becomes effective, however, a clinical trial is subject to continuing oversight by an Institutional Review Board (IRB) and the FDA, and in some cases by a DSMB or Data Monitoring Committee (DMC).

Clinical trials are also subject to:

•	Good clinical practices (GCP) regulations, which include a requirement for each subject’s informed consent; and

•	Potential suspension or termination by the company conducting the clinical trial, the IRB, or the FDA at any time if, among other reasons, it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of the trials.

Delays or rejections in the regulatory approval process may be encountered because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, or FDA regulatory review.

Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or injunction, as well as other regulatory action against our product candidates or us. If regulatory approval of a product is granted, this approval will be limited to those disease indications for which the product has been shown through clinical trials to be safe and effective. Even if approved, a product may not be approved for the indications that are necessary or desirable for successful commercialization, or the FDA may impose restrictions on distribution of the product that may materially impact our operations. The FDA also strictly regulates promotion and labeling after approval. Outside the U.S., the ability to market a product is also contingent upon receiving clearances from the appropriate regulatory authorities. This non-U.S. regulatory approval process includes risks similar to those associated with FDA clearance described above and is subject to the independent judgments, policies, priorities and decisions of the applicable regulatory authorities, which may differ from those of the FDA.

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

Additionally, clinical trials may be suspended or terminated at any time by the FDA, an IRB, a DSMB or DMC, other regulatory authorities, or by us for a variety of reasons, including safety. In January 2016, Novartis paused enrollment in the clinical trial of CGF166, based on a review of data by the trial’s DSMB in accordance with criteria in the trial protocol. Novartis will continue to collect safety and efficacy data on the nine patients currently enrolled in the trial before determining whether to proceed with incremental patients. We are awaiting further guidance from Novartis on the status of the trial’s enrollment. There can be no certainty regarding when enrollment may continue, or if it will continue. Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and commercial prospects for our product candidates.

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

We do not currently have any therapeutic products or vaccines in late stage clinical programs, and the one product of ours that has received some approval is our FMD vaccine, on which a conditional license was issued that was applicable in certain emergency or similar situations. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of our product candidates in our therapeutic product or vaccine programs. In October 2014 Novartis initiated dosing in a Phase 1/2 clinical trial of CGF166. In January 2016, Novartis paused enrollment in the clinical trial, based on a review of data by the trial’s DSMB in accordance with criteria in the trial protocol. Novartis will continue to collect safety and efficacy data on the nine patients currently enrolled in the trial before determining whether to proceed with incremental patients. We are awaiting further guidance from Novartis on the status of the trial’s enrollment. There can be no certainty regarding when the enrollment may continue, or if it will continue. If enrollment continues, there can be no assurance that CGF166 will successfully complete that trial, much less enter or successfully complete any other clinical trial. There also can be no assurance that any of our other therapeutic products or our vaccines will enter or successfully complete the clinical trials required for commercialization.

In 2013, our Board of Directors adopted a new operating strategy, and we do not know if it will be successful.

In 2013, our Board of Directors approved an operating strategy focused on working with leading companies and organizations such as Novartis and the U.S. government to leverage our proprietary gene-delivery technologies to address the prevention and treatment of significant health concerns. This strategy includes working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders, developing a sustainable revenue base by licensing rights to our proprietary vector and cell line technologies to additional companies and organizations, licensing our preclinical vaccine candidates for the prevention of RSV and the treatment of HSV-2 infection, and minimizing our cash burn by operating our business in a cost-efficient manner. This operating strategy was adopted after our Board of Directors approved and then determined to withdraw a Plan of Complete Liquidation and Dissolution of the Company (the Plan of Dissolution). This operating strategy may not be successful, and is largely dependent on the success of our collaboration agreement with Novartis, of which there can be no assurance, and our ability to enter into additional collaborations, which we have only been able to do to a limited extent. Furthermore, our ability to execute on our operating strategy may also be affected by our having approved and then withdrawn the Plan of Dissolution. For example, potential licensees or other collaborators may be reluctant to enter into arrangements with us on terms that are acceptable to us, or at all, because of any concerns regarding our long-term stability and plans raised by our adoption and then abandonment of the Plan of Dissolution. Accordingly, we may not be able to successfully execute our operating strategy.

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

In addition, our contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract related costs and fees could result in material adjustments to our revenues. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our business, results of operations, and financial condition.

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

When we sign a collaboration agreement, license agreement or similar agreement with a collaborator to develop a product candidate, we will generally expect the collaborator to further the development of the product candidate, which could include the design and conduct of clinical trials, the preparation and filing of documents necessary to obtain regulatory approval, and the manufacturing, sale, marketing and other commercialization of the product if it obtains regulatory approval. We may also grant the collaborator certain rights. For example, under the terms of our collaboration agreement with Novartis, we granted Novartis certain exclusive, worldwide rights in specified intellectual property related to our atonal gene program and atonal adenovectors, as well as non-exclusive, world-wide rights to certain other intellectual property related to our hearing loss and balance disorders program and our adenovector platform related to the atonal gene. Novartis has the right to develop and commercialize any products related to the licensed intellectual property. Our dependence on a corporate collaborator, such as Novartis, subjects us to a number of risks, including that:

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

An important part of our strategy involves conducting multiple product development programs. We may pursue opportunities in fields that conflict with those of our collaborators. In addition, disagreements with our collaborators could develop over rights to our intellectual property or rights to technology developed with our collaborators. The resolution of such conflicts and disagreements may affect ownership of intellectual property to which we believe we are entitled. In addition, any disagreement or conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators. Such a conflict or disagreement could also lead to delays or termination of collaborative research, development, regulatory approval, or commercialization of various products or could require or result in litigation or arbitration, which would be time consuming, expensive, lead to a diversion of management attention and resources and could have a significant negative impact on our business, financial condition, and results of operations.

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

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our agreements with U.S. government agencies or any arrangement that implicates the payment of government funds may be subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the federal False Claims Act. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The federal False Claims Act provides for treble damages and civil penalties of up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, damages, fines, exclusion from federal healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

If successful large-scale manufacturing of gene-based medicines is not possible, we or our collaborators may be unable to manufacture enough of our product candidates to achieve regulatory approval or market our products.

Few companies to date have demonstrated successful large-scale manufacturing of gene-based medicines, including those that have had significantly more resources than we do and it is anticipated that significant challenges will be faced in the scale-up of our manufacturing process for commercial production. There are a limited number of contract manufacturers qualified to perform large-scale manufacturing of gene-based medicines. We or our collaborators may be unable to manufacture commercial-scale quantities of gene-base medicines or receive appropriate government approvals on a timely basis or at all. Failure to successfully manufacture or obtain appropriate government approvals on a timely basis or at all would prevent us from achieving our business objectives.

If regulatory approvals are not obtained for a manufacturing facility for our products, we may experience delays, be unable to meet demand, and may lose potential revenues.

Completion of clinical trials for and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our gene-based products in the volumes that will be necessary to support large-scale clinical trials or commercial sales, and we expect that we will rely on our collaborators for manufacturing capabilities. Before we or our collaborators can begin commercial manufacturing of any of our product candidates, we or our collaborators must obtain regulatory approval of the manufacturing facility and process. Manufacturing of our proposed products must comply with the FDA’s current Good Manufacturing Practices (cGMP) requirements and similar non-U.S. regulatory requirements. The cGMP requirements govern, among other things, personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. Among other things, complying with cGMP and comparable non-U.S. regulatory requirements will require us to expend time, money and effort in production, record keeping, and quality control to ensure the product meets applicable specifications and other requirements. We or our collaborators must also pass a preapproval inspection before FDA approval. Significant capital will likely need to be expended on the development of manufacturing capacity for a product candidate even before we know if the FDA will approve the product for commercialization. Furthermore, if we or our collaborators materially fail to comply with these requirements, our product candidates likely would not be approved. If we or our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action (including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions), and we may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities generally have the authority to perform unannounced periodic inspections of manufacturing facilities to ensure compliance with cGMP and non-U.S. regulatory requirements.

We rely on a limited number of suppliers for some of our manufacturing materials. Any problems experienced by any of these suppliers could negatively impact our operations.

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier, Thermo Fischer Scientific Corporation, for its cell culture medium and another supplier, Lonza Walkersville, Inc., for custom buffers. The cell culture medium is used to grow the cells within which our product candidates are produced. We do not currently have supply agreements with any of our suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.

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

In addition, with the March 2010 enactment of the Biologics Price Competition and Innovation Act (BPCIA), our products, if approved, may subsequently face competition from biosimilar products that are approved via an abbreviated process on the basis of a showing that the product is highly similar to our approved product. The BPCIA provides periods of exclusivity during which abbreviated applications may not be submitted to, or approved by, the FDA, but the statute then allows approval by an abbreviated pathway and, if certain standards are met, a finding by the FDA that the biosimilar product is interchangeable with the reference product. A similar abbreviated approval process for biosimilars (but without the possibility of an interchangeability determination) is available in Europe. If competitors are able to obtain marketing approval for biosimilars under an abbreviated regulatory approval process in the U.S. or Europe, our products may become subject to additional competition with the attendant pricing pressure. We also could face or be forced to bring litigation with respect to the validity or scope of patents relating to our products.

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

We believe there will be significant litigation in our industry regarding intellectual property rights. Many of our competitors have expended and are continuing to expend significant amounts of time, money and management resources on intellectual property litigation. If we become involved in litigation, it could consume a substantial portion of our resources and could adversely affect our business, financial condition and results of operations, even if we ultimately are successful in such litigation.

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

While many of the licenses under which we have rights provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. In addition, our rights to use these technologies and practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement or in certain other circumstances. In addition, some of our licenses are contingent upon our achievement of specific development milestones.

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

Our business exposes us to potential product liability risks inherent in the clinical testing and manufacturing and marketing of pharmaceutical products, and we may not be able to avoid significant product liability exposure. A product liability claim or recall could be detrimental to our business. Although we currently maintain product liability and clinical trial insurance, our present product liability and clinical trial insurance may be inadequate. Any successful product liability claim may prevent us from obtaining adequate product liability and clinical trial insurance in the future on commercially desirable or reasonable terms. In addition, product liability and clinical trial coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. A successful product liability claim could have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Our product candidates involve new technologies and therapeutic approaches in the field of gene therapy, which is a new and evolving field. As discussed above, no gene therapy product has received regulatory approval in the U.S., and adverse events in this field may negatively affect public perception of our product candidates. Even if our product candidates attain regulatory approval, our success will depend upon the medical community, patients, and third-party payers accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective, and safe. In particular, our success will depend upon whether physicians who specialize in the diseases our product candidates target decide to prescribe treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend our products for a variety of reasons, including the reimbursement policies of government and third-party payers. Furthermore, third-party payers, such as health insurance plans, may be reluctant to authorize and pay for new forms of treatment they may deem expensive and less proven than existing treatments. Even if gene therapy products, and our product candidates in particular, are accepted by the medical community and third-party payers, the public in general, or patients in particular, may be uncomfortable with new therapies, including our product candidates, and it could take substantial time for them to accept gene therapy products as a viable treatment alternative, if ever. If gene therapy and our product candidates do not gain widespread acceptance, we may be unable to generate significant revenues, if any, which would adversely affect our results of operations. In addition, even if our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our product candidates or that render them obsolete.

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

Our revenue is primarily derived from our collaboration agreements, which can result in significant fluctuation in our revenue from period to period, and our past revenue is therefore not necessarily indicative of our future revenue.

Our revenue is primarily derived from our collaboration agreements with corporate partners, institutions, and governmental entities under which we may receive grants, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties, manufacturing revenue or payment for our development activities on behalf of third parties. We are particularly dependent on our agreement with Novartis, pursuant to which we are facilitating the development of first-in-class products for the treatment of hearing and balance disorders. On February 11, 2014, Novartis informed us that the third milestone under our agreement had been achieved after Novartis filed an IND with the FDA for the clinical development of CGF166, the lead product candidate under our collaboration. The IND was deemed effective on February 7, 2014, triggering a $2 million milestone payment to us. On October 28, 2014, the fourth milestone under our agreement with Novartis was achieved after the first patient was dosed in the Phase 1/2 clinical trial of CGF166, triggering a $3 million milestone payment to us. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from the timing of clinical, regulatory or sales events which result in milestone payments and the timing and success of the commercial launch of new products by our collaboration partners. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partner achieve clinical, regulatory and sales milestones, whether the collaboration is exclusive or whether we can seek other partners, the timing of regulatory approvals in one or more major markets and the market introduction of new products or generic versions of the approved product, as well as other factors.

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

We anticipate that if and when we or our collaborators commercialize our products in the U.S., a significant portion of our revenue and the revenue from our collaborators from sales of our products will be derived from government payers, including Medicare, Medicaid, and Department of Defense (DoD) programs. Reimbursement rates to purchasers of our drugs and our net revenues for sales of drugs used by these programs can be altered by legislation or regulation. PPACA and other federal law require rebates on certain drugs utilized under Medicare, Medicaid, and DoD programs and require discounts on certain drugs furnished to Medicare beneficiaries. For example, as part of PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, (commonly known as the “donut hole”), once we or our collaborators participate in the Medicare program, we or our collaborators will be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole.

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

The effects of reforms under PPACA will be shaped significantly by implementing regulations that have yet to be finalized, by difficulties in implementation of the new insurance marketplaces and by state government decisions. On February 1, 2016, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare and Medicaid programs, issued a final regulation to implement the changes to the Medicaid drug rebate program under PPACA. This regulation becomes effective on April 1, 2016. Many states have not chosen to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted by PPACA. It is unclear whether these states will choose to expand their programs in the future and whether there will be more uninsured patients than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program as permitted by PPACA, there will be fewer insured patients overall. In addition, problems with implementation of the websites and other administrative services to help people enroll in qualifying insurance coverage may have reduced the number of uninsured people who obtain coverage under PPACA. The reduction in the number of insured patients could impact the sales, business and financial condition following the commercialization, if successful, of our products in the U.S.

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

The healthcare industry, and thus our business, continues to be subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change. Applicable federal and state health care fraud and abuse laws and regulations may affect our ability to operate our business, particularly once third-party reimbursement becomes available for one or more of our products. These laws and regulations include, but are not limited to:

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

Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations, or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts. In addition, preclinical animal studies conducted by us or third parties on our behalf may be subject to the FDA’s Good Laboratory Practices (GLP) regulations and the USDA regulations for certain animal species. Failure to comply with applicable regulations could extend or delay clinical trials conducted for our drug candidates.

Our stock price could continue to be highly volatile and investors may not be able to resell their shares at or above the price they paid for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. For the period January 1 to February 29, 2016, the closing price of our stock price ranged from $0.38 to $1.82. The following factors, among others, could have a significant impact on the market price of our common stock:

•	Progress and results of our preclinical studies and future clinical trials or announcements regarding our plans for future studies or trials, or those of our competitors;

•	Evidence or lack of evidence of the safety or efficacy of our potential products or those of our competitors;

•	Announcement by us or our competitors of technological innovations or new products;

•	Developments concerning our patent or other proprietary rights or those of our competitors, including litigation and challenges to our proprietary rights;

•	Geopolitical developments, natural or man-made disease threats, or other events beyond our control;

•	U.S. and foreign governmental regulatory actions;

•	Changes or announcements in reimbursement policies;

•	Period-to-period fluctuations in our operating results;

•	Market conditions for life science stocks in general;

•	Changes in the collective short interest in our stock;

•	Changes in estimates of our performance by securities analysts; and

•	Our cash balances, need for additional capital, and access to capital.

We do not intend to pay dividends on our common stock for the foreseeable future.

We do not anticipate that we will have any revenues for the foreseeable future and accordingly, we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in our Company will be realized, if at all, only when you sell shares of our common stock.

We are at risk of securities-related litigation due to our expected stock price volatility.

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

We have significant federal and state net operating loss carryforwards. However, our net operating loss carryforwards and certain other tax attributes may expire and not be used. Additionally, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, as well as other pre-change tax attributes (e.g., research and experimentation tax credits), to offset its post-change income may be limited. We have previously experienced at least one ownership change and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership or future equity offerings. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $259.0 million that expire at various dates through 2035 that together with other tax attributes could expire unutilized or could be limited if we have experienced, or if in the future we experience, an ownership change.

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

We have historically raised capital through the issuance of equity securities. We have on file an effective shelf registration statement that allows us to raise up to $75.0 million from the sale of common or preferred stock or warrants for the purchase of common or preferred stock. Pursuant to General Instruction I.B.6 of Form S-3, however, in no event will we sell securities in a public primary offering pursuant to a registration statement on Form S-3 with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. We may also choose to issue either debt or equity securities in offerings not made pursuant to our shelf registration statement, which could include, among other things, offerings pursuant to registration statements on Form S-1 or pursuant to private offerings. The issuance of debt or equity securities could adversely affect the voting power of holders of our common stock. The issuance of debt or equity securities could also decrease the market price of our common stock or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

Our common stock is currently listed on the NASDAQ Capital Market of the NASDAQ Stock Market (NASDAQ). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards. On January 11, 2016, the minimum bid price of our common stock on NASDAQ dropped below $1.00 per share.  On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by August 22, 2016, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the NASDAQ Capital Market, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency, and it must appear to NASDAQ that it is possible for us to cure the deficiency.

Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In December 2013, we entered into a lease for 6,489 square feet for our corporate offices and research development laboratories at 910 Clopper Road, Suite 220N in Gaithersburg, Maryland. We relocated our operations to this location in January 2014. In December 2014 we amended this lease to include an additional 2,290 square feet located at 910 Clopper Road, Suite 260S in Gaithersburg, Maryland. In February 2015 we amended this lease to include an additional 733 square feet located at 910 Clopper Road, Suite 280S in Gaithersburg, Maryland. In July 2015 we amended this lease to include an additional 4,457 square feet located at 910 Clopper Road, Suite 215N in Gaithersburg, Maryland. This amendment we will be effective no earlier than July 1, 2016. As a result of this last amendment, the term of the lease expires on June 30, 2021. We have additional space within this facility that can be utilized to accommodate future growth, and we currently believe this facility is sufficient to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS

None.

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

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “GNVC”. Set forth below is the range of quarterly high and low closing sale prices for our common stock for the two most recent years, as reported on the NASDAQ Capital Market:

	HIGH	LOW
First Quarter 2015	$4.31	$2.16
Second Quarter 2015	$3.03	$1.85
Third Quarter 2015	$2.92	$2.01
Fourth Quarter 2015	$2.37	$1.59

First Quarter 2014	$4.15	$2.33
Second Quarter 2014	$2.93	$2.06
Third Quarter 2014	$2.67	$2.00
Fourth Quarter 2014	$2.24	$1.68

As of February 29, 2016, there were approximately 75 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners.

We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the quarter ended December 31, 2015.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 6.        SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2015. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

SUMMARY STATEMENT OF OPERATIONS:	YEARS ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)

Revenues	$885	$6,041	$3,682	$9,353	$17,744
Operating expenses:
General and administrative	4,901	6,314	8,484	9,102	7,810
Research and development	2,551	2,264	5,492	14,348	17,416
Total operating expenses	7,452	8,578	13,976	23,450	25,226
Operating loss	(6,567)	(2,537)	(10,294)	(14,097)	(7,482)
Other income, net	22	22	275	42	41
Net loss	$(6,545)	$(2,515)	$(10,019)	$(14,055)	$(7,441)
Basic and diluted net loss per share	$(0.39)	$(0.16)	$(0.77)	$(1.09)	$(0.58)
Shares used in computation of basic and diluted net loss per share	16,778	15,827	12,948	12,940	12,921

SUMMARY BALANCE SHEET DATA:	AS OF DECEMBER 31,
	2015	2014	2013	2012	2011
	(in thousands)

Cash, cash equivalents, and investments	$8,676	$14,692	$6,105	$15,255	$26,446
Working capital	7,393	13,014	3,999	12,741	25,739
Total assets	9,463	15,609	7,254	17,430	30,150
Accumulated deficit	(284,840)	(278,295)	(275,780)	(265,761)	(251,706)
Total stockholders' equity	7,680	13,298	4,610	13,743	26,538

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report. See “Item 1A: Risk Factors” regarding certain factors known to GenVec that could cause reported financial information not to be necessarily indicative of future results, including discussions of the risks related to the development, regulatory approval, manufacture, and proprietary protection of our product candidates, and their market success relative to alternative products.

OVERVIEW

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerse™ gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.

A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with prominent companies and organizations such as Novartis, Merial Limited, and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s combination of internal and partnered development programs addresses therapeutic areas such as hearing loss and balance disorders and oncology, as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our AdenoVerse gene delivery technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For therapeutics, the goal is for the protein produced to have meaningful effect in treating the cause, manifestation, or progression of the disease. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicates that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are currently working with Novartis on the development of novel treatments for hearing loss and balance disorders that emerged from these research and development efforts. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

We have multiple vaccine candidates that leverage our core adenovector technology including our preclinical vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program were supported by the U.S. Department of Homeland Security (DHS) and performed in collaboration with the U.S. Department of Agriculture (USDA).

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

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). Delisting of our common stock from NASDAQ as a result of non-compliance could adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

Our research and development expenses were $2.6 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31,
	2015	2014
	(in millions)
Vaccines	$1.0	$1.1
Hearing Loss and Balance Disorders	1.0	1.1
Other Programs	0.6	0.1
Total	$2.6	$2.3

Hearing.   Through a collaboration with Novartis, our hearing loss and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Since commencement of this development program, GenVec has incurred approximately $24 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreement with Novartis. The decrease in research and development expenses in 2015 was primarily due to the ongoing Phase 1/2 clinical study of our lead product candidate, CGF166.

Vaccines.   Our vaccine programs have been funded in part by our collaborations with both corporate and governmental entities. GenVec has worked on developing vaccine candidates against RSV, HSV, and other infectious diseases, as well as an animal health vaccine for FMD, and continues to work on vaccine candidates for malaria. Since the commencement of these vaccine development programs in 2002, GenVec has incurred approximately $121 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreements with our various collaborators. We have a collaboration with Merial Limited to develop and commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program were supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture. We also have a research collaboration with the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health which will utilize GenVec's proprietary gorilla adenovirus vectors to deliver a number of novel antigens discovered at the LMIV in order to create and test a variety of malaria vaccine candidates.

To date, none of our proprietary or collaborative programs has resulted in a commercial product; therefore, we have not received any revenues or royalties from the sale of products. We have funded our operations primarily through public and private placements of equity securities, payments received under collaborative programs with public and private entities, and debt financings.

Our revenue is primarily derived from our collaboration agreements with corporate partners, institutions, and government entities under which we may receive grants, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties, manufacturing revenue, or payment for our development activities on behalf of third parties. We are particularly dependent on our agreement with Novartis. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including, among other factors, whether and when we or our collaboration partner achieve clinical, regulatory and sales milestones.

We have incurred operating losses each year since inception and, as of December 31, 2015, had an accumulated deficit of approximately $284.8 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.

Due to the inherent uncertainties in research and development and the nature of our business, including those discussed throughout this Annual Report on Form 10-K, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. However, we believe our current cash and investments and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into the second quarter of 2017.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

Our collaborative research and development agreements provide for upfront license fees, research payments, and/or substantive milestone payments. Upfront non-refundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Upfront non-refundable license and development fees for which no future performance obligations exist are recognized when collection is assured. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement. Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 2, “Summary of Significant Accounting Policies” in the Notes to Financial Statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 AND 2014

REVENUE

Revenue.   Revenue decreased 85% to $0.9 million in 2015 from $6.0 million in 2014.

Revenues for the 12-month period ended December 31, 2015 were derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders, from the Company’s funded research and development programs with the Department of Homeland Security (DHS), National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), and the U.S. Naval Medical Research Center (NMRC), each of which use GenVec’s proprietary adenovector technology for the development of either vaccine candidates against foot-and-mouth disease (FMD) for livestock or vaccines against malaria and under other licensing agreements.

Our research collaboration and license agreement (the Agreement) with Novartis accounted for $0.2 million of revenue in each 2015 and 2014, respectively.

Since the inception of the Agreement, we have been eligible to receive up to an aggregate of $206.6 million in milestone payments if certain clinical, regulatory and sales milestones are met. To date, we have received a total of $5.6 million in milestone payments under the agreement. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application filed by Novartis for CGF166 with the U.S. Food and Drug Administration (FDA). In October 2014, we announced that we had achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered by the first patient treated with CGF166 in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss. As of February 29, 2016, milestones remaining available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. Additionally, we are also entitled to royalties on future sales.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement, which accounted for $0.2 million and $0.3 million in revenue in 2015 and 2014, respectively.

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board in accordance with criteria in the trial protocol. Novartis will continue to collect safety and efficacy data on the nine patients currently enrolled in the study before determining whether to proceed with incremental patients.

The decrease in revenue in 2015 primarily resulted from a decrease in revenue of $5.1 million generated by our hearing loss and balance disorders program versus the prior year as a result of our achievement of milestones totaling $5.0 million in revenue in 2014 and a $0.1 million reduction in revenues received for services performed in connection with this program in 2015. Our work under the contract with the DHS related to our animal health program was completed in February 2015; as a result we experienced reduced revenues of $0.2 million.

OPERATING EXPENSES

General and administrative.   General and administrative expenses decreased 22% to $4.9 million in 2015 from $6.3 million in 2014. General and administrative expenses were lower in 2015 primarily as a result of higher facility costs related to the relocation of our corporate offices in 2014 and lower professional costs in 2015. The reduced costs were partially offset by an increase in personnel costs in 2015 as compared to 2014. General and administrative expenses include an increase of approximately $242,000 of stock-based compensation expense in 2015 as compared to the prior year.

Research and development.   Research and development expenses increased 13% to $2.6 million in 2015 from $2.3 million in 2014. In 2015, we experienced higher research and development costs than in the prior year primarily as a result of increased personnel costs. Stock-based compensation expense included in research and development personnel costs increased approximately $133,000 in 2015 as compared to the prior year.

OTHER INCOME (LOSS)

Total other income was $22,000 in 2015 which is in line with total other income in 2014. In both 2015 and 2014, total other income consisted primarily of interest income.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant losses since our inception. As of December 31, 2015 we have an accumulated a deficit of $284.8 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of December 31, 2015, cash, cash equivalents, and investments totaled $8.7 million as compared to $14.7 million at December 31, 2014.

For the 12 months ended December 31, 2015, we used net cash of $5.9 million for operating activities. This consisted of a net loss for the period of $6.5 million, which included approximately $0.1 million of non-cash depreciation and amortization, $0.9 million of non-cash stock-based compensation expenses, $0.5 million used for the net change in current assets and liabilities, and $0.1 million provided by the net change in non-current assets. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

Net cash provided by investing activities during the 12 months ended December 31, 2015 was $5.0 million, which included $5.1 million for the net proceeds of marketable securities and $0.1 million for the purchase of property and equipment.

Net cash used in financing activities during the 12 months ended December 31, 2015 was $24,000, which represents the costs of maintaining our ATM, described below, in 2015.

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

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by August 22, 2016, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the NASDAQ Capital Market, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency, and it must appear to NASDAQ that it is possible for us to cure the deficiency.

Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

Historically we have entered into agreements with academic medical institutions and contract research organizations to perform research and development activities and with clinical sites for the treatment of patients under clinical protocols. Such contracts expire at various dates and have differing renewal and expiration clauses.

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings. On May 29, 2014, 711,539 warrants with an exercise price of $8.58 issued in May 2009 expired. On February 1, 2015, 420,000 warrants with an exercise price of $27.50 issued in February 2010 expired. As a result, as of February 29, 2016, we have no warrants outstanding. See Note 8 “Stockholders’ Equity” to our audited financial statements included in this Annual Report.

Effective September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2015.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We have used and intend to continue using the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate the markets and look for opportunities to resume activity under the ATM Offering. As of March 31, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million. We have not sold any shares under the ATM Offering since that date.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

As of December 31, 2015, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales resulted in proceeds, net of issuance costs of approximately $10.6 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $6 million and $7 million of cash during the four quarters ending December 31, 2016. Our estimate includes approximately $0.3 million in contractual obligations. Based on this estimate we have sufficient resources to fund our operations into the second quarter of 2017.

OFF-BALANCE SHEET OBLIGATIONS

We had no off-balance sheet obligations other than in connection with our operating leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report. See “Financial Statements” beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following table sets forth the director nominees for election at the Company’s 2016 annual meeting of stockholders (the Annual Meeting), the directors of the Company currently in office, their ages and the positions currently held by each such person with the Company.

Name	Age	Position
Directors whose terms expire at the Annual Meeting
William N. Kelley, M.D. (2) (3)	76	Director (nominee)
Quinterol J. Mallette, M.D. (1)	41	Director (nominee)
Directors whose terms expire in 2017
Stefan D. Loren, Ph.D. (1) (3)	52	Director
Marc R. Schneebaum (1) (2)	61	Director
Directors whose terms expire in 2018
Wayne T. Hockmeyer, Ph.D. (2) (3)	71	Chairman of the Board of Directors
Douglas J. Swirsky	46	Director, President and Chief Executive Officer
Michael Richman	55	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

The biographies of each of the directors below contains information regarding the experiences, qualifications, attributes, or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director for the Company.

Directors Whose Terms Expire in 2016

William N. Kelley, M.D. has served as a director of the Company since June 2002. Dr. Kelley is the Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee. Dr. Kelley and his colleagues at the University of Michigan were the first to show proof of concept data for in vivo gene therapy as it is recognized today. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. He is currently Professor of Medicine at the School of Medicine of the University of Pennsylvania. In the national leadership arena, Dr. Kelley has served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine, and Chair of the Residency Review Committee for Internal Medicine. Dr. Kelley serves on the board of directors of Transenterix, Inc. Within the past five years, he served on the boards of directors of Merck & Co. Inc., Beckman Coulter, Inc., and Advanced Biosurfaces, Inc.

Dr. Kelley brings a long history of involvement in experimental models of gene therapy to the Board. Dr. Kelley’s many leadership roles, both as a leader in the field of gene therapy and as a senior management figure of an internationally renowned medical center, allow him to provide strong leadership to our Board.

Quinterol J. Mallette, M.D. has served as a director of the Company since October 2014. Dr. Mallette is a member of the Audit Committee. Dr. Mallette is currently an industry consultant. From 2013 to May 2015, Dr. Mallette served as Senior Analyst at SWK Holdings, Inc., a publicly-traded healthcare-focused specialty finance firm. From 2011 to 2013, Dr. Mallette was the Founder and President of Mallette Research Associates, a provider of in-depth, real-time equity research to brokerage houses. From 2009 to 2011, Dr. Mallette was the Founder and President of the Invictus Trading Group, Inc., a proprietary trading group with expertise in healthcare. Dr. Mallette began his career in 2001 at Lehman Brothers as an Equity Research Analyst in the Biotechnology space. Dr. Mallette left Lehman to fill the role of Senior Analyst for a healthcare-dedicated fund, before starting his own fund. Dr. Mallette holds B.S. degrees in Biomedical Engineering and Psychology from Duke University. He also received an MBA from the Fuqua School of Business at Duke University and a medical degree from the Duke University School of Medicine.

Dr. Mallette has significant experience in healthcare and biotechnology-focused finance and investment institutions and an educational background in medicine and business, bringing to the Board a deep understanding of the Company’s industry and the capital markets.

Directors Whose Terms Expire in 2017

Stefan D. Loren, Ph.D. has served as a director of the Company since September 2013. Dr. Loren is a member of the Audit Committee and the Nominating and Corporate Governance Committee. Since March 2014, Dr. Loren has been the managing member of Loren Capital Strategy, LLC a start-up investment fund and strategy group. Dr. Loren was a Managing Director of Westwicke Partners, a healthcare-focused consulting firm, from 2008 through February 2014. From 2007 to 2008, Dr. Loren was an Analyst with Perceptive Advisors, a healthcare-focused investment fund, and, prior to that, served as an analyst and portfolio manager for MTB Investment Advisors from 2005 to 2007. Prior to 2005, Dr. Loren was a Managing Director in the healthcare equity research group at Legg Mason, and before joining Legg Mason, a Research Chemist at the advanced technologies division of Abbott Laboratories and a Research Fellow at the Scripps Research Institute. Dr. Loren received his B.A. from the University of California, San Diego, and his Ph.D. from University of California, Berkeley. Currently, he is a director of Marina Biotech, Inc. and Cellectar Biosciences, Inc. Within the past five years, Dr. Loren has served on the boards of directors of Orchid Cellmark Inc. and Polymedix, Inc.

Dr. Loren has over 16 years of experience in financial markets and a decade of experience in research and development in the pharmaceutical and biotechnology industries. This unique combination makes Dr. Loren an important resource to our Board.

Marc R. Schneebaum has served as a director of the Company since April 2007. Mr. Schneebaum is a member of the Compensation Committee and the Chairman of the Audit Committee. Mr. Schneebaum has served as the Chief Financial Officer and Senior Vice President of Synta Pharmaceuticals Corp. since December 2014. He served as an industry consultant from 2013 to December 2014. Mr. Schneebaum served as President, Chief Executive Officer and a director of Predictive BioSciences, Inc., a commercial stage cancer diagnostics company, from 2011 to 2013. From 1997 to 2010, Mr. Schneebaum served as President, Chief Executive Officer, and a director of Sensors for Medicine and Science, Inc., an emerging medical technology company. From 1991 to 1997, he served as Senior Vice President, Finance, Business Development and Administration, and Chief Financial Officer of Genetic Therapy, Inc., a biotechnology company (acquired by Sandoz/Novartis). From 1987 to 1991, Mr. Schneebaum was a Vice President at Alex Brown & Sons Incorporated, a leading investment banking firm (now part of Deutsche Bank), where he participated in a variety of finance and strategic assignments. Mr. Schneebaum began his career in the accounting and auditing group at KPMG LLP, advancing to Senior Manager in the management consulting group. Mr. Schneebaum, a Certified Public Accountant (inactive), received his degree in Business Administration from the University of Maryland. He has also served on the boards of the March of Dimes of Maryland and the Maryland Enterprise Investment Fund.

Mr. Schneebaum’s financial acumen, his varied leadership roles in the medical technology and biotechnology fields and his experience in investment banking, accounting, and management consulting at leading institutions bring a level of knowledge to the Board that aids greatly in its deliberations.

Directors Whose Terms Expire in 2018

Wayne T. Hockmeyer, Ph.D. has served as a director of the Company since December 2000. Dr. Hockmeyer is a member of the Nominating and Corporate Governance Committee, is the Chairman of the Compensation Committee, and was appointed Chairman of the Board in November 2013. Dr. Hockmeyer founded MedImmune, Inc. (MedImmune) in April 1988 as President and Chief Executive Officer and was elected a director of MedImmune in May 1988. Dr. Hockmeyer became Chairman of the board of directors of MedImmune in May 1993 and left his position as Chief Executive Officer in October 2000. Dr. Hockmeyer is currently retired, having resigned from his positions as Chairman of the MedImmune board of directors and as President of MedImmune Ventures, Inc. following the acquisition of MedImmune by AstraZeneca Biopharmaceuticals, Inc. in June 2007. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Currently, he is the Chairman of the Board of Baxalta, Inc. and Chairman of the Board of the Indian River Medical Center. Within the past five years, Dr. Hockmeyer served on the board of directors of Idenix Pharmaceuticals, Inc. and Baxter International Inc.

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

Michael Richman was appointed to the Board in April 2015. Mr. Richman has served as President and CEO of NextCure, Inc. since December 2015. He served as an industry consultant from September 2015 until December 2015. Mr. Richman served as President and Chief Executive Officer of Amplimmune, a member of the AstraZeneca Group, from 2013 until August 2015. From 2008 until Amplimmune’s acquisition by AstraZeneca in 2013, he was president and then president and chief executive officer of Amplimmune when it was a privately-held biologics company focused on cancer and autoimmune diseases. From 2002 through 2007, Mr. Richman was the Executive Vice President and Chief Operating Officer of MacroGenics, a clinical-stage biopharmaceutical company focused on discovering and developing innovative monoclonal antibody-based therapeutics for the treatment of cancer, autoimmune disorders and infectious diseases. Mr. Richman has more than 30 years of experience working in research, intellectual property and business development capacities in companies such as Chiron Corporation (now Novartis) and MedImmune, Inc. (prior to its acquisition by AstraZeneca), where he was Senior Vice President Corporate Development. While at MedImmune, Mr. Richman was responsible for all business development, licensing, intellectual property, legal affairs, project management and strategic planning functions, and he drove many significant transactions during his tenure there. Mr. Richman is a member of the board of directors of Opexa Therapeutics, Inc. and Pieris Pharmaceuticals, Inc. Mr. Richman obtained his B.S. in genetics/molecular biology at the University of California at Davis and his M.S.B.A. in international business at San Francisco State University.

Mr. Richman’s extensive experience in the biotechnology and biopharmaceutical industries, including in various executive-level management roles, enable him to provide the Board with deep industry knowledge and insight into all aspects of the Company’s business and operations.

Executive Officers

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

Based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2015, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with in a timely manner.

Code of Business Conduct and Ethics

The Board has adopted the Code of Business Conduct and Ethics (the Code), which sets forth standards of expected conduct of the Chief Executive Officer, financial executives (including the principal financial officer and principal accounting officer), directors, executive officers, and all employees of the Company. The Code includes policies on employment, conflicts of interest and the treatment of confidential information and requires strict adherence to all laws and regulations applicable to the conduct of the Company’s business. A copy of the Code can be found in the Investors — Corporate Governance section on the Company’s website at www.genvec.com. The Company will disclose any amendment to the Code or waivers from the Code relating to the Company’s directors, executive officers, principal executive financial and accounting officers, or persons performing similar functions on its website within five business days following the date of any such amendment or waiver.

Director Nomination Process

There have been no material changes to the process by which stockholders may submit nominees for election to the Board of Directors to the Nominating and Corporate Governance Committee since that process was described in the Company’s Proxy Statement filed with the SEC on October 6, 2015.

Audit Committee & Audit Committee Financial Expert

The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has adopted, and annually reviews, a written charter outlining the practices followed by the Audit Committee. The Audit Committee’s job is one of oversight as set forth in its charter. It is not the duty of the Audit Committee to prepare the Company’s financial statements, to plan or conduct audits, or to determine that the Company’s financial statements are complete and accurate and are in accordance with accepted accounting principles. The Company’s management is responsible for the preparation, presentation, and integrity of the financial statements. Management is also responsible for maintaining appropriate accounting and financial reporting practices and policies as well as internal controls and procedures designed to provide reasonable assurance that the Company is in compliance with accounting standards and applicable laws and regulations. The Company’s independent registered public accounting firm is responsible for planning and performing an independent audit of financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). The independent registered public accounting firm is responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles.

The members of the Audit Committee are Marc R. Schneebaum (Chairman), Stefan D. Loren, Ph.D. and Quinterol J. Mallette, M.D. Each member of the Audit Committee is independent as defined by NASDAQ listing standards. The Board has determined that at least one member of the Audit Committee, Marc R. Schneebaum, is an Audit Committee Financial Expert as defined in the SEC’s rules and regulations. The Audit Committee is responsible for appointing, compensating, overseeing, and evaluating the selection of the Company’s independent registered public accounting firm and is responsible for overseeing the following: management’s preparation of the Company’s financial statements and management’s conduct of the accounting and financial reporting processes; management’s maintenance of internal controls and procedures over financial reporting; the Company’s compliance with applicable legal and regulatory requirements, including without limitation those requirements relating to financial controls and reporting; the independent auditor’s qualifications and independence; and the performance of the independent auditors, including the annual independent audit of the Company’s financial statements.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES AND INFORMATION

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2015:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Douglas J. Swirsky,	2015	425,000	482,730	127,500	6,625	1,041,855
Chief Executive Officer	2014	375,000	232,899	140,625	6,500	755,024

Douglas E. Brough,	2015	310,650	217,229	67,100	6,625	601,604
Chief Scientific Officer	2014	310,650	155,266	75,000	6,500	547,416

Bryan T. Butman,	2015	285,000	144,819	51,300	6,625	487,744
Senior Vice President, Development	2014	278,060	124,213	62,564	6,500	471,337

(1)	Amounts represent the aggregate grant date fair value as computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.
(2)	Represents amounts earned under the Company's annual performance award plan for the respective year.
(3)	Amounts shown include matching contributions under the Company's 401K Plan.

Narrative Disclosure to Summary Compensation Table

The following section provides a description of the 2015 compensation information contained in the Summary Compensation Table above for the following individuals, whom we refer to as our named executive officers:

•	Douglas J. Swirsky, President, Chief Executive Officer, and Corporate Secretary
•	Douglas E. Brough, Chief Scientific Officer
•	Bryan T. Butman, Senior Vice President, Development

Base Salaries

The Compensation Committee recommends a base salary level for the CEO, subject to Board approval, and approves base salary levels for the other named executive officers based on individual performance, promotions, and industry information. In considering base salary levels, the Compensation Committee gives most weight to the CEO’s performance assessment of each named executive officer (other than himself). Based on the recommendation by the Compensation Committee in January 2015, Mr. Swirsky’s base salary was increased by 13.3% to $425,000, and Dr. Butman’s salary was increased by 2.5% to $285,000. Dr. Brough did not receive an increase to his base salary in 2015.

Annual Performance Award Plan

Each year, the named executive officers have the opportunity to receive annual performance awards through participation in the Company’s annual performance award plan. Participants in this plan are eligible to receive a target payment that is expressed as a percentage of the participant’s base salary and that is based on performance of the Company and each named executive officer’s overall individual performance (with the exception of the CEO, whose target award is based on performance of the Company only). For 2015, annual performance award opportunities for Mr. Swirsky and Drs. Brough and Butman remained unchanged from the percentages used in the prior year, and were 50% and 30%, respectively.

For Mr. Swirsky, 100% of the annual performance award was based on corporate goals. For Drs. Brough and Butman, 70% was payable based on corporate goals and 30% was payable based on individual goals.

The corporate goals for 2015 were set on January 23, 2015. The goals, level of achievement and weight are described below:

Hearing Program	Shelf life extension; tech transfer; pass Audit (weighted 20%)

Business Development	Enter new license agreements for technology or product program (weighted 30%)

Enterovirus Program	Advance discovery to lead design (weighted 10%)

Malaria Program	Expand collaborations to advance the program (weighted 10%)

Therapeutic Program	Establish academic collaboration to advance the program (weighted 5%)

NOL Considerations	Assess net operating loss carryforwards (weighted 10%)

Investor Relations	Institutional investor outreach (weighted 5%)

Financial Goals	Manage operations to end 2015 with at least $8 million in cash and investments (weighted 10%)

In general, achievement of 100% of the corporate goals and, if applicable, the Compensation Committee’s positive evaluation of individual performance will result in an annual incentive award payment to the individual at the target level. The Compensation Committee retains the discretion, however, to pay the annual performance awards at levels above or below the target level as it evaluates the achievement of corporate goals, taking into account the weightings assigned to each goal, and, if applicable, individual performance.

The Compensation Committee determined that the Company met a portion of its stated goals for the hearing, malaria, therapeutic, and enterovirus programs, and all of its operational goals other than the business development goal. The Compensation Committee determined that the Company, while making significant progress in the business development area, had only achieved a small portion of its stated goal. As a result the Compensation Committee determined the Company achieved 60% of the 2015 corporate goals.

	Target Award	Corporate Goals	Individual Goals	Corporate Goals Achieved	Individual Goals Achieved	% of Target Award	Dollar Amount
Named Executive Officer	($)	(%)	(%)	(%)	(%)	(%)	($)

President & CEO	212,500	100	n/a	60	n/a	60	127,500
Chief Scientific Officer	93,195	70	30	60	100	72	67,100
SVP, Development	85,500	70	30	60	60	60	51,300

Annual Stock Option Grants

The Company uses stock options for its equity incentive awards in order to be consistent with its objective of aligning the interests of stockholders with those of its executives. Stock options are awarded annually and are considered part of total compensation, along with base salary and annual performance awards. Stock options granted in 2015, consistent with awards in prior years, vest over a four-year period, with one-eighth of each option grant vesting six months after the date of grant and the remainder vesting ratably over the following 42 months. This vesting schedule was selected at the time because of the Company’s belief that it was consistent with industry practice while still providing a relatively long retention benefit. Future annual stock option grants made under the 2015 Plan will continue to vest over a four-year period. However, 25% of each option grant will vest 12 months after the date of grant and the remainder will vest ratably over the following 36 months.

Stock options that are granted as part of the long-term incentive program are granted with an exercise price equivalent to the closing price of the Company’s common stock on the NASDAQ Capital Market on the date of grant. The exercise price of stock options granted to a newly hired executive officer is set at the closing price of GenVec’s common stock on NASDAQ on the start date of the executive officer, which is a date on or after approval of the grant by the Compensation Committee. In 2015, Mr. Swirsky and Drs. Brough and Butman, received annual stock option grants of 200,000, 90,000, and 60,000, respectively, on January 16, 2015 at an exercise price of $2.97 per share.

Employment, Severance and Change in Control Arrangements

GenVec has entered into employment agreements with Mr. Swirsky and Drs. Brough and Butman and has entered into a change in control agreement with Mr. Swirsky.

Salary Continuation Agreements. The Company entered into a salary continuation agreement with Mr. Swirsky when he joined the Company in 2006, which was pursuant to a form of agreement that was adopted in October 2002 and was amended in December 2008 to provide for technical compliance with certain Treasury regulations. The Company has also entered into a salary continuation agreement with Drs. Brough and Butman with terms substantially similar to the form of agreement adopted in October 2002 as amended by the December 2008 amendment. Under the terms of the salary continuation agreements, if the named executive officer is terminated without “cause” (as defined below) and other than by reason of death or disability, the officer will be paid the officer’s regular base salary for a period of 12 months. The named executive officer will also receive a pro-rata bonus equal to the product of the bonus paid to the officer for the fiscal year preceding the termination date, divided by 12 months times the number of months of service during the year of termination. These agreements also include continued health and welfare benefits for the same period as the salary continuation, a non-compete for the same period as the salary continuation and a non-disparagement clause.

Under the terms of the salary continuation agreements, “cause” is defined to include:

•	the willful and continued failure of the named executive officer to substantially perform his duties;

•	willfully engaging in illegal conduct or gross misconduct that is materially and demonstrably injurious to the Company;

•	personal dishonesty or breach of fiduciary duty to the Company for personal benefit at the expense of the Company; or

•	willfully violating any law, rule, regulation, or order in a manner that is materially and demonstrably injurious to the Company.

Acceleration of Stock Awards. The form of stock option award agreements for stock option awards made to each of the named executive officers provides that in the event of a change in control, all unvested awards will accelerate in full. Under the terms of the stock option award agreements, a “change in control” means the occurrence of any of the following events:

•	any person becomes the beneficial owner of 40% or more of the Company’s common stock;

•	the Company’s stockholders approve a merger, consolidation, share exchange, division, or other reorganization of the Company with any other organization;

•	the Company’s stockholders approve a complete plan of liquidation, winding-up of the Company, or an agreement for the sale or disposition of all or substantially all of the Company’s assets; or

•	during any 24-month period, individuals who at the beginning of such period constituted the Board cease for any reason to constitute at least a majority of the Board.

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

Specifically, if Mr. Swirsky’s employment is terminated without cause other than as a result of his death or disability or if he resigns for good reason within two years following a change in control, he is entitled to a lump sum severance payment equal to his monthly salary and average monthly bonus times 18, continued health and welfare benefits for an 18-month period, and a pro-rata bonus for the termination year. In addition, his agreement provides for an excise tax gross-up payment, reimbursement of certain legal costs related to the enforcement of the agreement and the accelerated vesting of all unvested options at termination.

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

Under the terms of the change in control agreement, “good reason” is defined as the occurrence of any of the following events without the consent of Mr. Swirsky in connection with a change of control, unless, if correctable, such circumstances are fully corrected with 30 days of the notice of termination given in respect thereof, which notice must be given within 90 days of the occurrence:

•	the assignment to Mr. Swirsky of any duties inconsistent in any material respect with his position, authority, duties or responsibilities, as they were immediately prior to the change in control;

•	the diminution in any material respect in Mr. Swirsky’s position, authority, duties, or responsibilities as they were immediately prior to a change in control;

•	a reduction by the Company in Mr. Swirsky’s annual base salary;

•	a relocation of more than 35 miles from where Mr. Swirsky’s office or location was immediately prior to a change in control;

•	the failure to continue any compensation plan in which Mr. Swirsky participates, unless an equitable arrangement has been made, or the continuation of the plan under materially less favorable terms;

•	the failure by the Company to pay to Mr. Swirsky any deferred compensation when due under any deferred compensation plan or agreement applicable to Mr. Swirsky; or

•	a material breach by the Company of the terms and provisions of the change in control agreement.

To constitute good reason for purposes of the change in control agreement, the termination by Mr. Swirsky must occur within two years following the initial occurrence of the event constituting the good reason.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to outstanding stock options and restricted stock awards held by the named executive officers as of December 31, 2015. All outstanding grants issued prior to 2012 were made under the 2002 Plan. Grants made in 2012 and thereafter were made under the 2011 Plan.

	Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexercisable	Price	Expiration
Name	(#)(1)	(#)(1)(2)	($)(1)	Date

Douglas J. Swirsky	30,000	-	11.30	9/18/2016
	3,000	-	26.10	1/18/2017
	15,000	-	17.90	1/16/2018
	22,500	-	4.10	1/22/2019
	15,000	-	22.00	1/20/2020
	20,000	-	5.70	1/19/2021
	58,750	1,250	2.49	1/18/2022
	91,145	33,855	1.56	1/22/2023
	35,937	39,063	3.96	1/23/2024
	45,833	154,167	2.97	1/16/2025

Douglas E. Brough	2,500	-	16.90	1/18/2016
	4,000	-	26.10	1/18/2017
	2,500	-	17.90	1/16/2018
	4,000	-	21.80	4/16/2018
	4,000	-	4.10	1/22/2019
	12,500	-	22.00	1/20/2020
	3,500	-	17.90	2/1/2020
	20,000	-	5.70	1/19/2021
	73,437	1,563	2.49	1/18/2022
	61,979	23,021	1.56	1/22/2023
	23,958	26,042	3.96	1/23/2024
	20,625	69,375	2.97	1/16/2025

Bryan T. Butman	7,500	-	16.90	1/18/2016
	7,500	-	26.10	1/18/2017
	17,500	-	17.90	1/16/2018
	22,500	-	4.10	1/22/2019
	15,000	-	22.00	1/20/2020
	20,000	-	5.70	1/19/2021
	58,750	1,250	2.49	1/18/2022
	54,687	20,313	1.56	1/22/2023
	19,166	20,834	3.96	1/23/2024
	13,750	46,250	2.97	1/16/2025

(1)	All awards have been adjusted to reflect the effect of the reverse stock split of the Company's Common Stock on April 19, 2011.

(2)	The options indicated in the table above as unexercisable at December 31, 2015 result from the following option grants, which vest over a four-year period with 12.5% vesting after six months from the date of grant and the remainder vesting ratably over the next 42 months.

On January 18, 2012, Dr. Brough was granted 75,000 options and Mr. Swirsky and Dr. Butman were each granted 60,000 options.

On January 22, 2013, Mr. Swirsky was granted 125,000 options, Dr. Brough was granted 85,000 options, and Dr. Butman was granted 75,000 options.

On January 23, 2014, Mr. Swirsky was granted 75,000 options, Dr. Brough was granted 50,000 options, and Dr. Butman was granted 40,000 options.

On January 16, 2015, Mr. Swirsky was granted 200,000 options, Dr. Brough was granted 90,000 options, and Dr. Butman was granted 60,000 options.

DIRECTOR COMPENSATION TABLE

The Compensation Committee, pursuant to its charter, periodically reviews the compensation of non-employee directors. The Company’s current policy for the compensation of non-employee directors, which became effective on January 1, 2015, provides that non-employee directors of the Company will receive $60,000 annually for their service on the Board of Directors.

In addition, pursuant to a policy adopted by the Board in 2012, each non-employee director receives: (i) upon becoming a director, an option to purchase 20,000 shares of common stock that is exercisable ratably over a four-year period, and (ii) after our annual meeting of stockholders each year, an annual grant of an option to purchase 15,000 shares of common stock. In the case of the Chairman of the Board, the annual grant is of an option to purchase 22,500 shares of common stock. Director options have an exercise price equal to the fair market value of our common stock on the date of the grant and a 10-year term.

For annual grants made prior to the effectiveness of the 2015 Plan, 50% of the award becomes exercisable six months after the date of the grant and 50% becomes exercisable 12 months after the date of the grant. Annual grants made under the 2015 Plan will become fully exercisable 12 months after the date of grant.

Directors who are employees of GenVec do not receive fees or other compensation for their service as directors. All directors are reimbursed for travel and other expenses incurred in the performance of their duties.

The following table shows the total compensation earned by the Company’s non-employee directors in 2015:

	Fees Earned or Paid in Cash (2)		Option Awards		Total
Name(1)	($)		($)		($)

Wayne T. Hockmeyer, Ph.D.	$60,000		$36,364	(3)	$96,364

William N. Kelley, M.D.	$60,000		$24,243	(3)	$84,243

Marc R. Schneebaum	$60,000		$24,243	(3)	$84,243

Stefan D. Loren, Ph.D.	$60,000		$24,243	(3)	$84,243

Quinterol J. Mallette, M.D.	$60,000		$24,243	(3)	$84,243

Michael Richman (4)	$41,538	(4)	$72,540	(3)	$114,078

(1)	Mr. Swirsky, the President and Chief Executive Officer of GenVec, does not receive compensation as a Director of the Company. Compensation for Mr. Swirsky is disclosed in the Summary Compensation Table.

(2)	All annual retainers payable to the chairman of the board and each director are paid in quarterly installments.

(3)	On November 13, 2015, each of the Company's continuing non-management directors received a stock option award of 15,000 shares, which had an aggregate grant date fair value of $24,243 except for Dr. Hockmeyer, who received a stock option award of 22,500 shares, which an aggregate grant date fair value of $36,364. Mr. Richman also received an initial grant of 20,000 on April 21, 2015 in connection with his appointment as a director, which had an aggregate grant date fair value of $48,297. All fair values have been computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.

(4)	Mr. Richman became a member of our Board of Directors on April 21, 2015.

As of December 31, 2015, each director had the following number of vested and unvested equity awards outstanding:

	Total	Vested	Unvested
Name(1)	(#)	(#)	(#)

Wayne T. Hockmeyer, Ph.D.	69,000	46,500	22,500

William N. Kelley, M.D.	54,000	39,000	15,000

Marc R. Schneebaum	54,500	39,500	15,000

Stefan D. Loren, Ph.D.	65,000	40,000	25,000

Quinterol J. Mallette, M.D.	50,000	20,000	30,000

Michael Richman (2)	35,000	-	35,000

(1)	Dr. Hockmeyer has 22,500 stock options that will vest on November 13, 2016. Drs. Kelley, Loren and Mallette and Messrs. Schneebaum and Richman each have 15,000 stock options that will vest on November 13, 2016. Dr. Loren also has 10,000 stock options that will vest ratably over two years beginning on September 19, 2015. Dr. Mallette also has 15,000 stock options that will vest ratably over three years beginning on October 30, 2015. Mr. Richman also has 20,000 stock options that will vest ratably over four years beginning on April 21, 2016.

(2)	Mr. Richman joined our Board on April 21, 2015.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 3, 2016 (unless otherwise specified), regarding the beneficial ownership of the Company’s common stock by (i) each named executive officer (as defined below) of the Company (ii) each director of the Company and (iii) all current directors and executive officers as a group. As of March 3, 2016, there were two persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. Shares of common stock subject to options currently exercisable or exercisable within 60 days after March 3, 2016 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 17,264,359 shares of common stock outstanding on March 3, 2016. Unless otherwise specified, the address for each director or executive officer is care of the Company at its principal office.

Name of Beneficial Owner (1)	Total Number of Shares Beneficially Owned	% of Class Owned

Beneficial Owner of More than 5% of the Outstanding Common Stock:

Laurence T. Lytton (2)	1,300,954	7.5%
Cormorant Global Halthcare Master Fund, LP (3)	1,176,235	6.8%

Directors and Named Executive Officers:

Wayne T. Hockmeyer, Ph.D.	124,500	*
William N. Kelley, Ph.D.	114,500	*
Quniterol J. Mallette, M.D.	20,000	*
Stefan D. Loren, Ph.D.	45,000	*
Marc R. Schneebaum	115,000	*
Michael Richman (4)	5,000	*
Douglas J. Swirsky	614,250	3.5%
Douglas E. Brough, Ph.D.	387,495	2.2%
Bryan T. Butman, Ph.D.	326,072	1.9%
All directors and executive officers as a group (10 persons)	1,831,092	10.0%

(1)	Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of March 3, 2016 in the following amounts: Wayne T. Hockmeyer, 46,500 shares; William N. Kelley, 39,000 shares; Marc R. Schneebaum, 39,500 shares; Stefan D. Loren, 40,000 shares; Quinterol J. Mallette, M.D., 20,000 shares; Michael Richman, 5,000 shares; Douglas J. Swirsky, 371,750 shares; Douglas E. Brough 250,812 shares; Bryan T. Butman, 244,687 shares; and directors and executive officers as a group (10 people), 1,116,707 shares.

(2)	Based soley on the Schedule 13G filed on January 21, 2016 by Laurence W. Lytton. Amounts consists of 1,280,806 shares held by Laurence T. Lytton, and 20,148 held in the AWL Family LLC. Mr. Lytton has sole power to vote and investment power over all 1,300,954 shares.

The address for the above person is 467 CPW, New York, New York 10025.

(3)	Based soley on the Schedule 13G/A filed on February 16, 2016 by Cormorant Global Healthcare Master Fund, LP, Cormorant Global Healthcare GP, LLC, Cormorant Asset Management, LLC and Bihua Chen. As disclosed in the Schedule 13G/A, the shares are held by Cormorant Global Healthcare Master Fund, LP, for which Cormorant Global Healthcare GP, LLC serves as the general partner and Cormorant Asset Management, LLC serves as the investment manager. Bihua Chen serves as the managing member of Cormorant Global Healthcare GP, LLC and Cormorant Asset Management, LLC. Each of the reporting persons has shared voting and investment power over all 1,176,235 shares.

The address for the above entities and person is 200 Claredon Street, 52nd Floor, Boston, Massachussetts 02116.

(4)	Michael Richman joined our Board of Directors on April 21, 2015.

Equity Compensation Plan Information

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans as of December 31, 2015:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,237,317	$4.16	1,648,413
Equity compensation plans not approved by security holders	—	—	—
Total	2,237,317	$4.16	1,648,413

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company’s senior management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions, including obtaining annual written certifications of the directors and executive officers with respect to their knowledge of related person transactions. The Company’s senior management is responsible for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. The Audit Committee reviews and approves or ratifies any related person transaction that meets the standard for disclosure under the SEC rules. The Audit Committee’s review of related person transactions, including information reported to the Audit Committee by senior management and the written certifications, encompasses transactions with related persons within the meaning of Item 404 of Regulation S-K as promulgated by the SEC. The Audit Committee reviews each potential related person transaction on its underlying merit. In accordance with the Audit Committee’s practices, in the course of its review and approval or ratification of related person transactions, the Audit Committee considers:

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

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

In connection with Dr. Horovitz’s resignation from the Board of Directors, the Company entered into a consulting agreement with Dr. Horovitz effective as of the date of his resignation from the Board of Directors, October 24, 2014, in order to have the benefit of his scientific knowledge and his institutional knowledge of the Company. The consulting agreement will run through June 30, 2016 and provides that, among other things, Dr. Horovitz will provide consulting services requested by the Board or the Chief Executive Officer. The Company paid a consulting fee to Dr. Horovitz of $7,500 in 2014, and has paid and will continue to pay $10,000 per calendar quarter thereafter until the end of the agreement. The Company does not currently anticipate that it will require Dr. Horovitz’s services for more than one full day per calendar quarter. However, if the Company requests Dr. Horovitz to provide more than one full day of service per calendar quarter, he will receive an additional payment of $1,000 per day. The agreement contains other customary terms, including provisions on confidentiality of GenVec information and invention assignment provisions. There were no other related person transactions in 2015 or 2014.

Director Independence

The Board of Directors has affirmatively determined that each of the following directors is independent within the meaning of the NASDAQ director independence standards: Wayne T. Hockmeyer, Ph.D.; William N. Kelley, M.D.; Stefan D. Loren, Ph.D.; Marc R. Schneebaum; Quinterol J. Mallette, M.D.; and Michael Richman. The Board has also determined that all standing committees of the Board of Directors are composed entirely of independent directors. The Board of Directors has determined that Douglas J. Swirsky, the Company’s President and Chief Executive Officer, is not independent within the meaning of the NASDAQ director independence standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to GenVec by KPMG LLP (KPMG), the Company’s former principal accountant, and Stegman & Company (Stegman), the Company’s current principal accountant, for professional services rendered for the years ended December 31, 2015 and 2014:

Fee Category	2015	2014

Audit Fees	$109,725	$143,326
Audit-Related Fees	70,000	149,531
Tax Fees	-	-
All Other Fees	-	722

Total	$179,725	$293,579

Audit Fees

These fees consist of fees for professional services rendered for the audit of GenVec’s financial statements, review of the interim financial statements included in quarterly reports, and services in connection with regulatory filings. All audit fees in 2015, were paid to Stegman. In 2014, we paid $44,800 to KPMG and $98,526 to Stegman for audit fees.

Audit-Related Fees

These fees comprise assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. In 2015, we paid $50,000 to KPMG and $20,000 to Stegman for audit-related fees. In 2014, we paid $137,836 to KPMG and $11,695 to Stegman for audit-related fees.

Tax Fees

These fees comprise tax compliance and tax preparation assistance for state and federal filings, consultations concerning tax-related matters, and other tax compliance projects. GenVec did not incur such fees with KPMG or Stegman during 2015 or 2014.

All Other Fees

All other fees consist of fees not included in any of the other categories above. GenVec did not incur such fees in 2015. In, 2014, these fees were paid for services rendered by Stegman.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Stegman and KPMG, our independent registered public accounting firms during 2015. On an ongoing basis, management of GenVec defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the Company’s independent accounting firm. On a periodic basis, GenVec’s management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. In 2015, all fees paid to Stegman and KPMG were pre-approved pursuant to the Audit Committee’s policy. To ensure prompt handling of unexpected matters, the Audit Committee’s charter authorizes its Chairman to act on behalf of the Audit Committee between regularly scheduled meetings, including pre-approving services provided by the Company’s independent accounting firm. If the Chairman exercises this authority, he reports the action taken to the Audit Committee at its next regular meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements – See “Index to Financial Statements” on page F-1 below for a list of the financial statements being filed herein.

Financial Statements Schedules – All financial statement schedules are omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or notes thereto.

Exhibits – The following exhibits are filed or incorporated by reference as part of this report.

Index to ExhibitS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended & Restated Certificate of Incorporation, as amended, of the Company.(16)

3.1(a)	Certificate of Designation of Series B Junior Participating Preferred Stock of the Company.(17)

3.1(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company(26)

3.2	Amended & Restated Bylaws of the Company.(17)

4.1	Specimen Common Stock Certificate.(1)

4.2	Rights Agreement dated as August 11, 2011 between the Company and American Stock Transfer & Trust Company, LLC, the form of Certificate of Designation of Series B Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Summary of Rights attached as Exhibit B thereto, and the form of Rights Certificate attached as Exhibit C thereto.(17)

10.1	Form of Indemnification Agreement for Directors and Officers.*(1)

10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(4)

10.3	Amendment to the GenVec, Inc. 2002 Stock Incentive Plan.*(10)

10.4	2011 Omnibus Incentive Plan.*(18)

10.5	Amendment to 2011 Omnibus Incentive Plan dated July 11, 2012.(19)

10.6	Amendment to 2011 Omnibus Incentive Plan dated November 22, 2013.(20)

10.7	GenVec, Inc. 2015 Omnibus Incentive Plan.*(25)

10.8	Form of Incentive Stock Option Agreement under GenVec, Inc. 2015 Omnibus Incentive Plan.* (filed herewith)

10.9	Form of Director Non-Qualified Stock Option Agreement (Annual Director Awards) under GenVec, Inc. 2015 Omnibus Incentive Plan.* (filed herewith)

10.10	Form of Director Non-Qualified Stock Option Agreement (New Director Awards) under GenVec, Inc. 2015 Omnibus Incentive Plan.* (filed herewith)

10.11	Amendment to Common Stock Warrant Agreement dated March 18, 2002 between the Company and Cornell Research Foundation, Inc.(2)

10.12	Lease Agreement dated May 4, 1999 between MOR BENNINGTON LLP and the Company.(1)

10.13	Amendment to Lease Agreement between MOR BENNINGTON LLP and the Company dated March 11, 2009.(5)

EXHIBIT NUMBER	DESCRIPTION

10.14	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(6)

10.15	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(5)

10.16	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(6)

10.17	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(5)

10.18	Salary Continuation Agreement between the Company and Douglas E. Brough dated February 1, 2010.*(20)

10.19	Salary Continuation Agreement between the Company and Bryan T. Butman dated October 15, 2002.*(20)

10.20	Amendment to Salary Continuation Agreement between the Company and Bryan T. Butman dated December 9, 2008.*(21)

10.21	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.*(3)

10.22	Agreement with the Vaccine Research Center at the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the supporting the transfer of the Company’s manufacturing processes dated September 30, 2006.+(13)

10.23	Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated January 30, 2007.+(26)

10.24	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated August 30, 2007.+(14)

10.25	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot and mouth vaccine candidates dated November 9, 2007.(15)

10.26	Agreement with the United States Department of Homeland Security for development of adenovector-based foot and mouth vaccine, dated February 12, 2010.(9)

10.27	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated September 20, 2010.+(24)

10.28	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated December 31, 2012.+(23)

10.29	Amendment to Agreement with the United States Department of Homeland Security for the development of adenovector-based foot-and-mouth vaccine candidates, dated March 19, 2013.+(23)

10.30	Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(8)

10.31	Amendment, dated January 24, 2012, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(20)

10.32	Amendment, dated January 12, 2013, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(21)

10.33	Amendment No. 1 to Research Collaboration and License Agreement, dated November 10, 2015, by and between Genvec, Inc. and Novartis Institutes for Biomedical Research, Inc. (filed herewith)

10.34	Amended and Restated License Agreement, dated June 23, 1998, between the Company and the Cornell Research Foundation.+(1)

10.35	Amendment to Amended and Restated License Agreement, dated March 18, 2002, between the Company and the Cornell Research Foundation.+(2)

10.36	Agreement for the Supply of Services related to Development Materials, dated August 4, 2010, between Novartis Pharma AG and GenVec, Inc.+(11)

EXHIBIT NUMBER	DESCRIPTION

10.37	Agreement, dated November 3, 2009, between GenVec, Inc. and SAIC-Frederick, Inc.+(12)

10.38	Equity Distribution Agreement, dated February 11, 2014, between the Company and Roth Capital Partners.(22)

23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)

24.1	Power of Attorney. (filed herewith)

31.1	Rule 13a-14(a) Certification by Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a) Certification by Principal Financial Officer. (filed herewith)

32.1	Rule 13a-14(b) Certification by Principal Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)

32.2	Rule 13a-14(b) Certification by Principal Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory plan, contract or arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-47408) declared effective by the Securities and Exchange Commission on December 12, 2000.

(2)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.

(3)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.

(4)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.

(5)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 16, 2009.

(6)	Incorporated by reference from our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.

(8)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 19, 2010.

(9)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 12, 2010.

(10)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 18, 2010.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 6, 2010.

(12)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2010.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2007.

(15)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 8, 2008.

(16)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 9, 2011.

(17)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 12, 2011.

(18)	Incorporated by reference from our Proxy Statement on Schedule 14A (File No. 0-24469) filed with the Securities and Exchange Commission on November 4, 2014.

(19)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 9, 2012.

(20)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2012.

(21)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 22, 2013.

(22)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on February 13, 2014.

(23)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2013.

(24)	Incorporated by reference from our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 11, 2011.

(25)	Incorporated by reference from our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on November 16, 2015.

(26)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENVEC, INC.

By:	/s/ DOUGLAS J. SWIRSKY
Douglas J. Swirsky
Date:	President, Chief Executive Officer and Director March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE

/s/ DOUGLAS J. SWIRSKY	President, Chief Executive Officer,	March 9, 2016
Douglas J. Swirsky	Corporate Secretary, and Director
(Principal Executive Officer)

/s/ JAMES V. LAMBERT	Sr. Director, Accounting & Finance,	March 9, 2016
James V. Lambert	Corporate Controller, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	Director	March 9, 2016
Wayne T. Hockmeyer, Ph.D.

*	Director	March 9, 2016
William N. Kelley, M.D.

*	Director	March 9, 2016
Marc R. Schneebaum

*	Director	March 9, 2016
Stefan D. Loren

*	Director	March 9, 2016
Quinterol J. Mallette, M.D.

*	Director	March 9, 2016
Michael Richman

*By:	/s/ DOUGLAS J. SWIRSKY
Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of GenVec, Inc.

We have audited the accompanying balance sheets of GenVec, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 9, 2016

GENVEC, INC.

BALANCE SHEETS

	As of December 31,
	2015	2014
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,015	$7,968
Investments - available for sale, at fair value	1,661	6,724
Accounts receivable, net	166	325
Prepaid expenses and other	245	219
Total current assets	9,087	15,236
Property and equipment, net	279	276
Other assets	97	97
Total assets	$9,463	$15,609
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,096	$1,146
Accrued expenses and other	598	1,076
Total current liabilities	1,694	2,222

Other long term liabilities	89	89
Total liabilities	1,783	2,311

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized in 2015 and 2014; none issued and outstanding in 2015 and 2014	-	-
Common stock, $0.001 par value; 55,000 shares authorized in 2015 and 30,000 shares authorized in 2014; 17,264 and 17,270 shares issued and
outstanding in 2015 and 2014	17	17
Additional paid-in capital	292,508	291,609
Accumulated other comprehensive loss	(5)	(33)
Accumulated deficit	(284,840)	(278,295)
Total stockholders' equity	7,680	13,298
Total liabilities and stockholders' equity	$9,463	$15,609

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2015	2014
	(in thousands, except per share data)
Revenues	$885	$6,041
Operating expenses:
General and administrative	4,901	6,314
Research and development	2,551	2,264
Total operating expenses	7,452	8,578
Operating loss	(6,567)	(2,537)
Other income:
Interest and Other Income, net	22	22
Net loss	$(6,545)	$(2,515)
Basic and diluted net loss per share	$(0.39)	$(0.16)
Shares used in computation of basic and diluted net loss per share	16,778	15,827

Comprehensive Loss:

Net loss	$(6,545)	$(2,515)

Unrealized holding gain (loss) on securities available for sale	28	(11)

Comprehensive loss	$(6,517)	$(2,526)

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands)
Balance, January 1, 2014	13,678	$14	$280,398	$(22)	$(275,780)	$4,610

Net loss	-	-	-	-	(2,515)	(2,515)
Unrealized change in investments, net	-	-	-	(11)	-	(11)
Restricted stock issued under stock benefit plans	3,592	3	10,663	-	-	10,666
Stock-based compensation	-	-	548	-	-	548
Balance, December 31, 2014	17,270	$17	$291,609	$(33)	$(278,295)	$13,298

Net loss	-	-	-	-	(6,545)	(6,545)
Unrealized change in investments, net	-	-	-	28	-	28
Cost of common stock issued under shelf registration	(6)	-	(24)	-	-	(24)
Stock-based compensation	-	-	923	-	-	923
Balance, December 31, 2015	17,264	$17	$292,508	$(5)	$(284,840)	$7,680

See accompanying notes to financial statements.

GENVEC, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,545)	$(2,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	220
Bad debt expense	24	-
Non-cash charges for stock-based compensation	923	548
(Gain)/loss on sale of long lived assets	(18)	58
Changes in current assets and liabilities, net	(509)	(428)
Changes in non-current assets, net	89	89
Net cash used in operating activities	(5,939)	(2,028)

Cash flows provided by investing activities:
Purchases of equipment	(100)	(44)
Proceeds from sale of property and equipment	18	5
Purchases of investment securities	-	(9,723)
Proceeds from sale or maturity of investment securities	5,092	3,843
Net cash provided by/(used in) investing activities	5,010	(5,919)

Cash flows from financing activities:
(Costs)/proceeds from issuance of common stock	(24)	10,666
Cash flows from financing activities:	(24)	10,666

Change in cash and cash equivalents	(953)	2,719
Beginning balance of cash and cash equivalents	7,968	5,249

Ending balance of cash and cash equivalents	$7,015	$7,968

See accompanying notes to financial statements.

GENVEC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS DESCRIPTION

GenVec, Inc. (GenVec, we, our, or the Company) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerse™ gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. The Company is a pioneer in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, Novartis) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.

A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with prominent companies and organizations such as Novartis, Merial Limited, and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s combination of internal and partnered development programs addresses therapeutic areas such as hearing loss and balance disorders and oncology; as well as vaccines against infectious diseases including respiratory syncytial virus (RSV), herpes simplex virus (HSV) and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

Our AdenoVerse gene delivery technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For therapeutics, the goal is for the protein produced to have meaningful effect in treating the cause, manifestation, or progression of the disease. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.

Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicates that the delivery of the atonal gene using GenVec’s adenovector technology may have the potential to restore hearing and balance function. We are currently working with Novartis on the development of novel treatments for hearing loss and balance disorders that emerged from these research and development efforts. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.

We have multiple vaccine candidates that leverage our core adenovector technology including our preclinical vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health. In the field of animal health, we are working with Merial Limited to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program were supported by the U.S. Department of Homeland Security (DHS) and performed in collaboration with the U.S. Department of Agriculture (USDA).

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

As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However we believe our current cash and investments and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into the second quarter of 2017.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) USE OF ESTIMATES

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic collaborations and research contract revenues, research and development activities, and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

Our collaborative research and development agreements provide for upfront license fees, research payments, and/or substantive milestone payments. Upfront non-refundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Upfront non-refundable license and development fees for which no future performance obligations exist are recognized when collection is assured. Substantive milestone payments are considered performance payments and are recognized upon achievement of the milestone if all of the following criteria are met: (i) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to all of the deliverables and payment terms within the arrangement. Determination of whether a milestone meets the aforementioned conditions involves the judgment of management.

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

Research and development costs include internal research and development expenditures (such as salaries and benefits, raw materials, supplies, and allocated facility expenses), contracted services (such as sponsored research, consulting, manufacture of drug supply, and testing services of proprietary research), and development activities and similar expenses associated with collaborative research agreements. These costs are expensed as incurred.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2015 and 2014.

(i) NET LOSS PER SHARE

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the years ended December 31, 2015 and 2014 all common stock equivalent shares associated with our stock option plans, unvested restricted shares, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(j) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net loss and unrealized holding gains and losses from available-for-sale securities.

(k) STOCK-BASED COMPENSATION

We use the modified prospective method to account for stock-based compensation. Under this method, we measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period during which service is required to be provided. We estimate grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation cost amounted to $0.9 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively.

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

(n) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years. Entities have the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date. The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016.  Early adoption of the amendments in this ASU is permitted for financial statements that have not been previously issued.  The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Extraordinary items are transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of extraordinary items and, therefore, the presentation of such items will no longer be required.  Notwithstanding this change, an entity will still be required to present and disclose transactions or events that are both unusual in nature and infrequent in occurrence in the notes to the financial statements.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Topic 205),” which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new standard, disclosures are required when conditions or events give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this standard will not have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. We are currently evaluating the potential impact of ASU 2014-09 on our financial statements.

There are no other new accounting pronouncements issued by but not effective until after December 31, 2015 that could have a significant effect on our financial position or results of operations.

(3) FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820), which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable (e.g. interest rates, yield curves, volatilities and default rates, among others) or can be corroborated by observable market data; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2015:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
	Balance Sheet	(Level 1)	(Level 2)
	(in thousands)
Assets:

Cash and cash equivalents	$7,015	$7,015	$-
Corporate notes and bonds	1,593	-	1,593
Equity Securities	68	68	-
Total assets at fair value	$8,676	$7,083	$1,593

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Balance Sheet at December 31, 2014:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets/Liabilities	Inputs
	Balance Sheet	(Level 1)	(Level 2)
	(in thousands)
Assets:

Cash and cash equivalents	$7,968	$7,968	$-
Corporate notes and bonds	6,475	-	6,475
U.S. Government and agency securities	200	-	200
Equity Securities	49	49	-
Total assets at fair value	$14,692	$8,017	$6,675

We determine fair value for our investments with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate notes and bonds maturing at various times into 2016.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there have been no such impairments in 2015 or 2014; however, as of December 31, 2015, the Company has an accumulated unrealized loss of $5,000; which is related to our equity security holding which has been in a loss position for over 12 months.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in our statements of operations and comprehensive loss.

A summary of investments is shown below:

		Gross Unrealized
December 31, 2015	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Investments
Corporate and agency notes and corporate stock	$1,666	$-	$(5)	$1,661

Total investments	$1,666	$-	$(5)	$1,661

December 31, 2014	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Investments
Corporate and agency notes and corporate stock	$6,757	$-	$(33)	$6,724

Total investments	$6,757	$-	$(33)	$6,724

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2015	2014
	(in thousands)

Equipment	$881	$1,018
Leasehold improvements	66	35
Furniture and fixtures	105	99
	1,052	1,152
Less accumulated depreciation and amortization	(773)	(876)
	$279	$276

Depreciation and amortization expense related to property and equipment was $0.1 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. In September 2014, we sold office equipment and other long-lived assets for $5,000. Due to the sale, we recognized a loss of $41,000. Additionally, we incurred $39,000 of accelerated depreciation for long-lived assets that have been taken out of service during the third quarter of 2014. In the fourth quarter of 2015, we sold laboratory equipment and recognized a gain on the sales of $18,000.

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

(5) ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following at December 31:

	2015	2014
	(in thousands)

Payroll, compensation, and benefits	$450	$602
Professional fees	131	354
Other	17	120

Total accrued expenses	$598	$1,076

(6) STRATEGIC COLLABORATIONS AND RESEARCH CONTRACTS

We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities as well as other licensing arrangements. Revenue earned under these contracts is summarized as follows:

	2015	2014
	(in thousands)

Hearing Program	$424	$5,529
Foot and Mouth Disease Program	180	404
Malaria Program	131	108
Other strategic collaborations and research grants	150	-
	$885	$6,041

(a) NOVARTIS

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million non-refundable upfront license fee and Novartis purchased $2.0 million of our common stock. The common stock was recorded at fair value of $3.3 million on the date of issuance. The upfront non-refundable fee was recognized ratably over the initial term of the two-year research and collaboration term of the Agreement. Revenue recognized from the non-refundable upfront license fee was $3.7 million by the end of the initial Agreement due to the pricing agreement associated with the sale of our common stock. In each of January 2012 and January 2013, we announced that we had extended the Agreement. Under the extensions, Novartis funded research at GenVec through January 2014 to support the hearing loss and balance disorders program. In addition, we receive funding under the Agreement from Novartis for a research program focused on developing additional adenovectors for hearing loss. For each of the years ended December 31, 2015 and 2014 we recognized $0.2 million for work performed under the Agreement.

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

As of December 31, 2015, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales. There were no milestones achieved during 2015.

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board in accordance with criteria in the trial protocol. Novartis will continue to collect safety and efficacy data on the nine patients currently enrolled in the study before determining whether to proceed with incremental patients.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the years ended December 31, 2015 and 2014 we recognized $0.2 million and $0.3 million, respectively, for services performed under this agreement.

(b) U.S. DEPARTMENT OF HOMELAND SECURITY (DHS)

In February 2010, we signed a contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this contract, GenVec was to receive $3.8 million in program funding the first year and an additional $2.1 million if DHS exercises its renewal options under the contract. Under this contract, we were to use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. During the years ended December 31, 2015 and 2014, we recognized $0.2 million and $0.4 million, respectively, for services performed under this agreement. As of December 31, 2015, $5.8 million in revenue has been recognized under this contract since inception. Work under this agreement was completed in February 2015.

(c) VACCINE RESEARCH CENTER

In March 2012, we received a grant from the NIAID, valued at approximately $600,000 to identify novel highly protective antigens for malaria vaccine development. We recognized $0.1 million in revenue for each of the years ended December 31, 2015 and 2014.

(d) OTHER STRATEGIC COLLABORATIONS

We have entered into other research grants with the government and recognized revenue derived from other collaborations during 2015. Revenue recognized under these collaborations and other licensing arrangements totaled $0.2 million and $6,000 in revenue for the years ended December 31, 2015 and 2014.

(7) COMMITMENTS AND CONTINGENCIES

(a) LEASE AGREEMENTS

We have a non-cancelable operating lease for our facility in Gaithersburg, MD through June 30, 2021. Rent expense under all operating leases was approximately $0.2 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments as of December 31, 2015 under our non-cancelable operating leases are as follows (in thousands):

2016	$331
2017	$391
2018	$383
2019	$391
2020	$398
2021	$202

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

(c) RESTRUCTURING

Costs associated with the elimination of positions have been recorded as a general and administrative personnel cost.

At December 31, 2015 and 2014, liabilities of approximately $0 and $128,000, respectively, remained in accrued expenses for the unpaid portion of the severance costs.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners (the ATM Offering). Sales of shares in the ATM Offering, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. The ATM Offering is being made pursuant to the 2014 shelf registration statement. We have used and intend to continue using the net proceeds from the sale of shares in the ATM Offering, if any, for operating costs, working capital and general corporate purposes. At the time of the registered direct offering described immediately below, we suspended the ATM Offering. We will continue to evaluate the market and look for opportunities to resume activity under the ATM Offering. As of March 31, 2014, we had sold 721,677 shares in the ATM Offering for gross proceeds of approximately $2.6 million. We have not sold any shares under the ATM Offering since that date.

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

Effective September 7, 2011 we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the new Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2015 or December 31, 2014.

In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2015 and 2014:

•	4,400,000 shares of $0.001 par value preferred stock have been authorized; none are issued or outstanding.

•	600,000 shares of $0.001 par value Series A junior participating preferred stock have been authorized in connection with the preferred stock purchase rights referred to above; none are issued or outstanding.

(b) STOCK-BASED COMPENSATION

Stock Incentive Plans

Our stockholders approved the 2015 Omnibus Incentive Plan (2015 Plan) in November 2015. The 2015 Plan increased the number of shares of common stock that are available to be issued through grants or awards made thereunder or through the exercise of options granted by 1,500,000 shares. At December 31, 2015 there were 1,648,413 shares available for future issuance and 2,237,317 outstanding options under the 2015 Plan, the 2011 Omnibus Incentive Plan (2011 Plan), the CEO Incentive Plan, and the 2002 Stock Incentive Plan (2002 Plan). Options outstanding under the 2015 Plan at December 31, 2015 expire through 2025.

Stock options granted under the 2015 Plan generally have a contractual term of 10 years and vest ratably over a four- year service period, when the option is fully exercisable. The Compensation Committee administers the 2015 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.

The 2015 Plan amends and restates the 2011 Plan, which was approved in June 2011 as the replacement to the 2002 Plan, which was approved in June 2002. There were 97,500 outstanding options and no outstanding restricted stock awards under the 2015 Plan at December 31, 2015. There were 1,710,333 outstanding options and no outstanding restricted stock awards under the 2011 Plan at December 31, 2015. There were 346,151 outstanding options and no outstanding restricted stock awards under the 2002 Plan at December 31, 2015. Options outstanding under the 2015 Plan at December 31, 2015 expire through 2025. Options outstanding under the 2011 Plan at December 31, 2015 expire through 2025. Options outstanding under the 2002 Plan at December 31, 2015 expire through 2021.

As of December 31, 2015 there are no unvested restricted stock awards under the 2015 Plan, the 2011 Plan or the 2002 Plan.

In May 2012, the Company granted an Inducement Award to purchase shares of common stock to our then President and Chief Executive Officer pursuant to a CEO inducement award agreement. The Inducement Award allowed for the purchase of up to 250,000 shares of common stock at an exercise price per share equal to $2.54. The option has a ten-year term and vested ratably over a four-year service period, when the option was to be fully exercisable. When the former CEO departed the Company she forfeited her unvested shares as of September 3, 2013. There are 83,333 outstanding options awards under the CEO inducement plan at December 31, 2015.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the years ended December 31, 2015 and 2014, which was allocated as follows:

	Years ended December 31,
	2015	2014
	(in thousands)

General and administrative	$554	$312
Research and development	369	236
	$923	$548

We use the Black-Scholes pricing model to value stock options. The weighted-average estimated fair value of employee stock options granted during the 12 months ended December 31, 2015 and 2014 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	2015	2014

Range of risk-free interest rate	1.42%-1.87%	1.82%-2.01%
Expected dividend yield	0.00%	0.00%
Expected volatility	103.61%	97.92%
Expected life (years)	6.30	6.25
Weighted-average fair value of options granted	$2.27	$2.60

The risk-free interest rate assumption is based upon various U.S. Treasury rates as of the date of the grants. The dividend yield is based on the assumption that we are not expected to declare a dividend over the life of the options.

The volatility assumption for 2015 and 2014 is based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.30 and 6.25 respectively. The expected life of employee stock options represents the weighted average combining the actual life of the options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint of the vesting date and the full contractual term.

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2015 and 2014 has been adjusted for actual forfeitures during the respective periods. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The activity of the plans from January 1, 2014 to December 31, 2015 is as follows:

	Number	Weighted	Weighted
	of Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Option	Price	Life (years)	Value

Outstanding at January 1, 2014	1,346	5.35
Granted	345	3.29
Forfeited	(2)	31.00
Cancelled	(10)	31.82
Outstanding at December 31, 2014	1,679	4.74
Granted	572	2.79
Exercised	-	-
Forfeited	-	-
Cancelled	(14)	18.37

Stock options outstanding at December 31, 2015	2,237	$4.16	7.0	$119

Vested or expected to vest at December 31, 2015	2,111	$4.23	6.9	$116

Exercisable at December 31, 2015	1,516	$4.83	6.2	$84

Unrecognized stock-based compensation expense related to stock options was approximately $1.4 million as of December 31, 2015. This amount is expected to be expensed over a weighted average period of 2.5 years. There were no stock options exercised during the years ended December 31, 2015 or 2014.

The following table summarizes information about our stock options outstanding at December 31, 2015:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise prices	of shares	life	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	2,043	7.5	$2.73	1,322	$2.72
$10.01 - $20.00	110	1.4	15.50	110	15.50
$20.01 - $30.00	82	3.0	23.57	82	23.57
$30.01 - $41.00	2	1.3	41.00	2	41.00
	2,237	7 years	$4.16	1,516	$4.83

As of December 31, 2015 options covering 1,515,536 shares were exercisable at $0.84 to $41.00 per share (average $4.83 per share) and there were 1,648,413 shares available for future issuance under the 2015 Plan.

Restricted Stock Awards

In September 2013, the Company issued 730,000 shares of restricted common stock under the 2011 Plan. The restricted stock awarded in 2013 vested in full two years after the date of grant in September 2015. After the net settlement of a portion of the restricted stock awards to satisfy tax withholding requirements in connection with vesting, 724,397 shares of the stock originally subject to the awards remained issued and outstanding. As of December 31, 2015 there are no unvested restricted stock awards.

(c) WARRANTS

Warrants to purchase common stock were granted to organizations and institutions in conjunction with certain funding activities. The warrants typically vest six months after issuance.

On May 29, 2014, 711,539 warrants with an exercise price of $8.58 issued in May 2009 expired. On February 1, 2015, 420,000 warrants with an exercise price of $27.50 issued in February 2009 expired. There were no warrants exercised during the year ended December 31, 2015 nor were there any warrants outstanding at December 31, 2015.

(9) INCOME TAXES

For the years ended December 31, 2015 and 2014 there is no provision for income taxes included in the statement of operations. We have incurred operating losses, but have not recorded an income tax benefit for 2015 and 2014 as we have recorded a valuation allowance against our net operating losses and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows (in thousands):

	2015	2014
Tax provision computed at the statutory rate	$(2,225)	$(855)
State income taxes, net of federal income tax provision	(356)	(137)
Book expenses not deductible for tax purposes	3	2
Nondeductible compensation expense	151	113
Tax credits and other	(386)	37
Change in valuation allowance for deferred tax assets	2,813	840
Income tax expense	$—	$—

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

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	2015	2014
Net operating loss carryforwards	$102,229	$99,900
Research and experimentation tax credit	14,568	14,226
Property and equipment, principally due to differences in depreciation	(78)	(74)
Accrued severance	-	-
Deferred compensation expense	1,063	869
Other	153	210
Total deferred tax assets	117,935	115,131
Valuation allowance	(117,935)	(115,131)
Net deferred tax assets	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.

At December 31, 2015, we had net operating loss carryforwards of approximately $259.0 million for federal income tax purposes that expire at various dates through 2035. We have research and experimentation tax credit carryforwards of $14.6 million at December 31, 2015 that will expire at various dates through 2030.

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

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryforwards that can be utilized. When we complete the necessary studies, the amount of NOL carryforwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryforwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues, or expenses for the periods presented.

As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained effective January 1, 2007. At December 31, 2015 and December 31, 2014, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2015 and 2014.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2012.

(10) QUARTERLY RESULTS (UNAUDITED)

Our unaudited quarterly information is as follows:

2015 (unaudited)	Q1	Q2	Q3	Q4
	(in thousands, except per share data)

Revenue	$405	$127	$193	$160
Operating loss	$(1,536)	$(1,875)	$(1,511)	$(1,645)
Net loss	$(1,529)	$(1,869)	$(1,505)	$(1,642)
Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.09)	$(0.10)

2014 (unaudited)	Q1	Q2	Q3	Q4
	(in thousands, except per share data)

Revenue	$2,131	$129	$252	$3,529
Operating income/(loss)	$(964)	$(1,676)	$(1,605)	$1,708
Net income/(loss)	$(963)	$(1,672)	$(1,596)	$1,716
Basic and diluted net income/(loss) per share	$(0.07)	$(0.10)	$(0.10)	$0.11

The net income/ (loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income/ (loss) per share for the four quarters may not equal the loss per share for the respective 12-month period.

(11) SUBSEQUENT EVENTS

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by August 22, 2016, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for NASDAQ, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency, and it must appear to NASDAQ that it is possible for us to cure the deficiency.

