Form 10-Q
period 2016-03-31
GENVEC INC
filed 2016-05-12
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐       No ☒

As of May 11, 2016, the Registrant had 22,736,316 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,333	$7,015
Investments, at fair value	575	1,661
Accounts receivable, net	140	166
Prepaid expenses and other	249	245
Total current assets	7,297	9,087
Property and equipment, net	253	279
Other assets	97	97
Total assets	$7,647	$9,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,135	$1,096
Accrued expenses and other	399	598
Total current liabilities	1,534	1,694

Other liabilities	86	89
Total liabilities	1,620	1,783

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding in at March 31, 2016 and 2015	-	-
Common stock, $0.001 par value; 55,000 shares authorized; 17,264 shares issued and outstanding at March 31, 2016 and December 31, 2015	17	17
Additional paid-in capital	292,710	292,508
Accumulated other comprehensive loss	-	(5)
Accumulated deficit	(286,700)	(284,840)
Total stockholders’ equity	6,027	7,680
Total liabilities and stockholders’ equity	$7,647	$9,463

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$290	$405

Operating expenses:
General and administrative	1,412	1,293
Research and development	737	648
Total operating expenses	2,149	1,941

Operating loss	(1,859)	(1,536)

Other income/(expense):
Interest and other income/(expense), net	(1)	7

Net loss	$(1,860)	$(1,529)

Basic and diluted net loss per share	$(0.11)	$(0.09)

Shares used in computation of basic and diluted net loss per share	17,264	16,540

Comprehensive Loss:

Net loss	$(1,860)	$(1,529)

Unrealized holding gain on securities available for sale	5	8

Comprehensive loss	$(1,855)	$(1,521)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,860)	$(1,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	23
Bad debt expense	-	24
Non-cash charges for stock-based compensation	202	194
Non-cash consideration for release of security interest	4	-
Changes in current assets and liabilities, net	(138)	(760)
Changes in non-current liabilities, net	(3)	6
Net cash used in operating activities	(1,769)	(2,042)

Cash flows from investing activities:
Proceeds from maturities of investment securities	1,087	1,224
Net cash provided by investing activities	1,087	1,224

Change in cash and cash equivalents	(682)	(818)
Beginning balance of cash and cash equivalents	7,015	7,968

Ending balance of cash and cash equivalents	$6,333	$7,150

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(1)	General

Basis of Presentation

The condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2016 and December 31, 2015 and the results of its operations and cash flows for the three-month periods ended March 31, 2016 and March 31, 2015. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash and investments and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into 2018.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which changes the accounting for certain aspects of share-based payments to employees. The amendments in this ASU require the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The standard also allows the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the standard allows for a policy election to account for tax forfeitures as they occur rather than on an estimated basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The amendments in this ASU are effective for us beginning after December 15, 2018,and interim periods within those annual periods. The adoption of this standard is expected to have a material impact on our financial position. The Company is currently evaluating the impact this standard may have on our results of operations.

In January 2016, the FASB No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company’s financial position, results of operations, and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016.  Early adoption of the amendments in this ASU is permitted for financial statements that have not been previously issued.  The adoption of this standard will not have any impact on the Company’s financial position, results of operations, and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Topic 205),” which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new standard, disclosures are required when conditions or events give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this standard will not have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016-8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014-09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the impact of adopting these standards.

There are no other applicable new accounting pronouncements issued by but not effective until after March 31, 2016 that could have a significant effect on our financial position or results of operations.

(2)	Fair Value Measurements

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820), which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and other inputs that are observable (e.g., interest rates, yield curves, volatilities and default rates, among others) or that can be corroborated by observable market data; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet at March 31, 2016:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets	Inputs
	Balance Sheet	(Level 1)	(Level 2)
	(in thousands)

Assets:
Cash and cash equivalents	$6,333	$6,333	$-
Corporate notes and bonds	506	-	506
Equity securities	69	-	69
Total assets at fair value	$6,908	$6,333	$575

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet at December 31, 2015:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets	Inputs
	Balance Sheet	(Level 1)	(Level 2)
	(in thousands)

Assets:
Cash and cash equivalents	$7,015	$7,015	$-
Corporate notes and bonds	1,593	-	1,593
Equity Securities	68	68	-
Total assets at fair value	$8,676	$7,083	$1,593

We determine fair value for our investments in marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate notes and bonds maturing at various times in 2016. As of February 10, 2016 the equity securities in which we have an investment are no longer listed on an active market and therefore have been reclassified to Level 2.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee, including its future earnings potential, (ii) the investee’s credit rating and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. During the first quarter of 2016, we determined that our equity security holding had incurred an other-than-temporary impairment as a result of the entity in which we held the equity being acquired by another company at a price lower than our carrying value. The stock of the entity is no longer being publicly traded. As a result of this impairment, we realized a loss of $4,000. We have determined there were no such impairments during 2015.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $5,000 and $8,000 for the three months ended March 31, 2016 and 2015, respectively.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month periods ended March 31, 2016 and March 31, 2015, which was allocated as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

General and administrative	$136	$113
Research and development	66	81
	$202	$194

We use the Black-Scholes pricing model to value stock options. The estimated fair value of employee stock options granted during the three-months periods ended March 31, 2016 and 2015 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015

Risk-free interest rate	1.51%	1.42%
Expected dividend yield	0.00%	0.00%
Expected volatility	101.66%	103.64%
Expected life (years)	6.46	6.23
Weighted-average fair value of options granted	$0.46	$2.34

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants. The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The volatility assumptions for the 2016 and 2015 periods are based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.46 years and 6.23 years, respectively. The expected life of employee stock options represents the weighted average combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint between the applicable vesting date and the full contractual term.

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2016:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life (years)	value
	(in thousands, except exercise price and contractual term data)

Stock options outstanding, January 1, 2016	2,237	$4.16
Granted	580	0.56
Expired	(12)	16.90
Stock options outstanding at March 31, 2016	2,805	$3.36	7.42	$143
Vested or expected to vest at March 31, 2016 (a)	2,565	$3.54	7.24	$105
Exercisable at March 31, 2016	1,572	$4.64	6.06	$-

(a) This represents the number of vested options as of March 31, 2016, plus the number of unvested options as of March 31, 2016 that we expect to vest in the future based on our estimated forfeiture rate.

Unrecognized stock-based compensation related to stock options was approximately $1.5 million as of March 31, 2016. This amount is expected to be expensed over a weighted average period of 2.6 years. There were no options exercised during the three-months periods ended March 31, 2016 or 2015.

The following table summarizes information about our stock options outstanding and exercisable as of March 31, 2016:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	2,624	7.80	$2.25	1,391	$2.72
$10.01 - $20.00	97	1.35	15.32	97	15.32
$20.01 - $30.00	82	2.74	23.57	82	23.57
$30.01 - $41.00	2	1.05	41.00	2	41.00
	2,805	7.42	$3.36	1,572	$4.64

(4)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2016 and 2015 all common stock equivalent shares associated with our stock option plans, unvested restricted shares, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

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

As of March 31, 2016, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales resulted in proceeds, net of issuance costs of approximately $10.6 million.

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

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. We recognized $0.1 million during each of the three-month periods ended March 31, 2016 and 2015, respectively, for work performed under the Agreement.

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

As of March 31, 2016, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales. There have been no milestones achieved during 2016 or 2015.

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board (DSMB) in accordance with criteria in the trial protocol. On April 28, 2016, we were notified by Novartis, based on a review of safety and efficacy data from the nine patients currently enrolled in the study, that the DSMB recommended that the trial continue, subject to approval by the U.S. Food and Drug Administration.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead candidates. During the three-month periods ended March 31, 2016 and 2015 we recognized $30,000 and $62,000, respectively, for services performed under this agreement.

In March 2015, we announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both GenVec’s proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. Depending on the manner of commercialization, we will be entitled to profit sharing and/or royalty and milestone payments for the products being developed under the collaboration. We will contribute technology, know-how, vector construction, and technical and regulatory support to the program and TheraBiologics will be responsible for all other development costs.

In April 2015, we announced a Research Collaboration Agreement with the Laboratory of Malaria Immunology and Vaccinology (LMIV) under which we will build new vaccine candidates based on our proprietary adenovectors isolated from gorillas and designed to deliver novel antigens discovered at the LMIV.

In June 2015, we announced a multi-faceted collaboration agreement with the School of Medicine at Washington University at St. Louis (WUSTL) under which we and WUSTL will create modified versions of GenVec’s gorilla adenovectors that incorporate specialized targeting antibodies on the surface of the vectors. These antibodies are produced only by camels, alpacas and other camelids and are smaller and more stable in intracellular environments than their mouse or human counterparts. The ultimate goal of this collaboration is to create highly targeted therapeutics and vaccines.

(7)	Restructuring

At March 31, 2016 and December 31, 2015, there were no liabilities remaining in accrued expenses for either severance costs or any liability related to our former corporate offices.

(8)	Subsequent Events

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board (DSMB) in accordance with criteria in the trial protocol. On April 28, 2016, we were notified by Novartis, based on a review of safety and efficacy data from the nine patients currently enrolled in the study, that the DSMB recommended that the trial continue, subject to approval by the U.S. Food and Drug Administration.

On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement, we sold 5,471,957 shares of our common stock (the “Shares”), at a purchase price of $0.91375 per share. In a private placement concurrent with the sale of the Shares, we sold to the investors who purchased the Shares warrants to purchase 4,103,968 shares of our common stock (the “Warrants”). The Shares and Warrants were sold pursuant to a securities purchase agreement for aggregate gross proceeds of $5.0 million.  Subject to certain ownership limitations, the Warrants will be initially exercisable on November 10, 2016 at an exercise price equal to $0.83 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.

In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase an aggregate of 383,037 shares of our common (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $1.1422 per share of common stock.

We estimate that the net proceeds from the sale of the Shares and the Warrants will be approximately $4.5 million after deducting certain fees due to the placement agent and our estimated transaction expenses.

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

Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and is contained in our other filings with the SEC. The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report, and we assume no duty to update our forward-looking statements. The forward-looking statements in this report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash and investments and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into 2018.

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

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties.  Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. The description of our business in this Quarterly Report on Form 10-Q should be read in conjunction with those material risks and uncertainties.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Results of Operations

GenVec’s net loss was $1.9 million or $0.11 per share on revenues of $0.3 million for the three months ended March 31, 2016. This compares to a net loss of $1.5 million or $0.09 per share on revenues of $0.4 million in the same period in the prior year. Included in our net loss for the first three months of 2016 was stock-based compensation expense of $0.2 million, which is comparable to stock-based compensation expense for the same period in the prior year. GenVec ended the first quarter of 2016 with $6.9 million in cash, cash equivalents and liquid investments.

Revenue

Revenues for the three-month period ended March 31, 2016 were $0.3 million, which represents a decrease of 28% as compared to revenues of $0.4 million in the comparable prior year period.

Revenues for the three-month period ended March 31, 2016 were derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Revenues were also derived from the Company’s funded research and development programs with the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), and the U.S. Naval Medical Research Center (NMRC), each of which use GenVec’s proprietary adenovector technology for the development of vaccines against malaria.

Our research collaboration and license agreement (the Agreement) with Novartis accounted for $0.1 million during each of the three-month periods ended March 31, 2016 and 2015.

Since the inception of the Agreement, we have been eligible to receive up to an aggregate of $206.6 million in milestone payments if certain clinical, regulatory and sales milestones are met. To date, we have received a total of $5.6 million in milestone payments under the agreement. In September 2010, we announced that we had achieved the first milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced that we had achieved the second milestone in the collaboration with Novartis. The $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced that we had achieved the third milestone in the collaboration with Novartis. The $2.0 million milestone was triggered by the non-rejection of the Investigational New Drug application filed by Novartis for CGF166 with the U.S. Food and Drug Administration (FDA). In October 2014, we announced that we had achieved the fourth milestone in the collaboration with Novartis. The $3.0 million milestone was triggered by the first patient treated with CGF166 in a Phase 1/2 clinical trial sponsored by Novartis utilizing GenVec technology for the treatment of severe-to-profound bilateral hearing loss. As of April 30, 2016, milestones remaining available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. Additionally, we are also entitled to royalties on future sales.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement, which accounted for $30,000 and $62,000 in revenue during the three-month periods ended March 31, 2016 and 2015, respectively.

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board (DSMB) in accordance with criteria in the trial protocol. On April 28, 2016, we were notified by Novartis, based on a review of safety and efficacy data from the nine patients currently enrolled in the study, that the DSMB recommended that the trial continue, subject to approval by the U.S. Food and Drug Administration.

Revenues recognized under our various funded research projects for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Hearing loss and balance disorders	$89	$154
Animal Health	-	180
Malaria	201	21
Other	-	50

Total	$290	$405

The decrease in revenue for the three-month period ended March 31, 2016 is primarily attributable to the completion of our contract with the DHS related to our animal health program in February 2015. In connection with this contract we recognized $0.2 million in revenue in 2015 with no corresponding revenue in 2016. Also contributing to the decrease was a reduced work scope under our hearing loss and balance disorders program, which resulted in a $0.1 million reduction in revenue in the current period as compared to the same period in 2015. Partially offsetting these decreases was an increase in revenue from our malaria program of $0.2 million primarily attributable to our grant with the NIH. Work under this grant was completed in March 2016.

Expenses

Operating expenses were $2.1 million for the three-month period ended March 31, 2016, which represents an increase of 11% as compared to $1.9 million in the comparable prior year period.

General and administrative expenses for the three-month period ended March 31, 2016 increased 9%, with expense of approximately $1.4 million in 2016 as compared to $1.3 million in 2015. The increase is primarily attributable to higher personnel costs due to the expansion of our workforce by three full-time employees as compared to the same period in 2015.

Research and development expenses for the three-month period ended March 31, 2016 increased 14%, with expense of approximately $0.7 million in 2016 as compared to $0.6 million in 2015. The increase is primarily attributable to higher professional, material, and facility costs.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2016 we have an accumulated deficit of  $286.7 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2016, cash, cash equivalents and liquid investments totaled $6.9 million as compared to $8.7 million on December 31, 2015.

For the three months ended March 31, 2016, we used $1.8 million of cash for operating activities. This consisted of a net loss for the period of $1.9 million, which included approximately $26,000 of non-cash depreciation and amortization, $0.2 million of non-cash stock-based compensation, $0.1 million used in the net change in current assets and liabilities and $3,000 used in the net change in non-current liabilities. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

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

Net cash provided by investing activities during the three months ended March 31, 2016 was $1.1 million. This consisted primarily of proceeds from the sale and maturity of investments.

Net cash provided by investing activities during the three months ended March 31, 2015 was $1.2 million. This consisted of proceeds from the sale and maturity of investments.

We did not receive net cash provided by financing activities during the three months ended March 31, 2016 and 2015, respectively.

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

Effective September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of March 31, 2016.

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

As of March 31, 2016, pursuant to the Equity Distribution Agreement and the Registered Direct Offering we have sold 3,591,677 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $11.6 million; all of these sales were completed prior to March 31, 2014.  These sales resulted in proceeds, net of issuance costs of approximately $10.6 million.

On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement, we sold 5,471,957 shares of our common stock (the “Shares”), at a purchase price of $0.91375 per share. In a private placement concurrent with the sale of the Shares, we sold to the investors who purchased the Shares warrants to purchase 4,103,968 shares of our common stock (the “Warrants”). The Shares and Warrants were sold pursuant to a securities purchase agreement for aggregate gross proceeds of $5.0 million.  Subject to certain ownership limitations, the Warrants will be initially exercisable on November 10, 2016 at an exercise price equal to $0.83 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.

In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase an aggregate of 383,037 shares of our common (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $1.1422 per share of common stock.

We estimate that the net proceeds from the sale of the Shares and the Warrants will be approximately $4.5 million after deducting certain fees due to the placement agent and our estimated transaction expenses.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $6.0 million and $6.5 million of cash during the four quarters ending March 31, 2017. Our estimate includes approximately $0.3 million in contractual obligations. Based on this estimate we expect to have sufficient resources to fund our operations into 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are described in Note 7, Commitments and Contingencies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2015.

There have been no material changes in our significant accounting policies or critical accounting estimates since the end of 2015.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 1, General, of the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2016, under the supervision and with the participation of our president, chief executive officer and corporate secretary (our principal executive officer) and our sr. director, accounting & finance, corporate controller and treasurer (our principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our president, chief executive officer and corporate secretary and our sr. director, accounting & finance, corporate controller and treasurer have concluded that, as of March 31, 2016, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports filed with the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and in the other reports we file with the SEC. There have been no material changes in the risk factors that appear in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

GENVEC, INC.
(Registrant)

Date: May 12, 2016	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President, Chief Executive Officer, Corporate Secretary and Director

Date: May 12, 2016	By:	/s/ James V. Lambert
James V. Lambert Sr. Director, Accounting & Finance, Corporate Controller and Treasurer (Principal Financial Officer and Principal Accounting Officer)

