Form 10-Q
period 2016-06-30
GENVEC INC
filed 2016-08-05
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐     No ☒

As of July 31, 2016, the Registrant had 22,736,316 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,630	$7,015
Investments, at fair value	-	1,661
Accounts receivable, net	49	166
Prepaid expenses and other	519	245
Total current assets	10,198	9,087
Property and equipment, net	231	279
Other assets	97	97
Total assets	$10,526	$9,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$889	$1,096
Accrued expenses and other	519	598
Total current liabilities	1,408	1,694

Warrant liabilities	1,949	-
Other liabilities	82	89
Total liabilities	3,439	1,783

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized;
none issued and outstanding in at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 55,000 shares authorized; 22,736 and 17,264 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	23	17
Additional paid-in capital	294,959	292,508
Accumulated other comprehensive loss	-	(5)
Accumulated deficit	(287,895)	(284,840)
Total stockholders’ equity	7,087	7,680
Total liabilities and stockholders’ equity	$10,526	$9,463

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$26	$127	$316	$532

Operating expenses:
General and administrative	1,172	1,327	2,584	2,620
Research and development	568	675	1,305	1,323
Total operating expenses	1,740	2,002	3,889	3,943

Operating loss	(1,714)	(1,875)	(3,573)	(3,411)

Other income/(expense):
Change in fair value of warrant liabilities	765	-	765	-
Financing expense	(250)	-	(250)	-
Interest and other income, net	4	6	3	13
Total other income, net	519	6	518	13

Net loss	$(1,195)	$(1,869)	$(3,055)	$(3,398)

Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.16)	$(0.21)

Shares used in computation of basic and diluted net loss per share	20,385	16,540	18,833	16,540

Comprehensive Loss:

Net loss	$(1,195)	$(1,869)	$(3,055)	$(3,398)

Unrealized holding gain/(loss) on securities available for sale	-	(6)	5	2

Comprehensive loss	$(1,195)	$(1,875)	$(3,050)	$(3,396)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,055)	$(3,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	47
Bad debt expense	-	24
Financing expense	250	-
Non-cash charges for stock-based compensation	393	406
Non-cash consideration for release of security interest	4	-
Change in warrant liabilities fair value	(765)	-
Changes in current assets and liabilities, net	(443)	(643)
Changes in non-current liabilities, net	(6)	4
Net cash used in operating activities	(3,574)	(3,560)

Cash flows from investing activities:
Purchases of property and equipment	-	(36)
Proceeds from maturities of investment securities	1,661	2,335
Net cash provided by investing activities	1,661	2,299

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,528	(8)
Net cash provided by financing activities	4,528	(8)

Change in cash and cash equivalents	2,615	(1,269)
Beginning balance of cash and cash equivalents	7,015	7,968

Ending balance of cash and cash equivalents	$9,630	$6,699

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Warrants issued	$2,714	$-

Shelf registration costs amortized against additional paid in capital	$10	$-

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

(1)	General

Basis of Presentation

The (a) condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements included herein have been prepared by GenVec, Inc. (GenVec, we, our, or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2016 and December 31, 2015 and the results of its operations for the three-month and six-month periods ended June 30, 2016 and June 30, 2015, and cash flows for the six-month periods ended June 30, 2016 and June 30, 2015. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Our business strategy is focused on entering into collaborative arrangements to complete the development and commercialization of our product candidates. In the event that third parties take over the development for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, or how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

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

As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash and and cash equivalents and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into 2018.

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

Research and development revenue from fixed-price best efforts arrangements is recognized as earned based on the performance requirements of the contract. Revenue under these arrangements is recognized when delivery to and acceptance by the customer have occurred. During the period of performance, recoverable contract costs are accumulated on the balance sheet in other current assets, but no revenue or profit is recorded prior to customer acceptance of the contractually stated deliverables. Recoverable contract costs that are accumulated on the balance sheet include all direct costs associated with the arrangement and an allocation of indirect costs. Payments received in advance of customer acceptance are recorded as deferred revenue. Once customer acceptance has been received, revenue and recoverable contract costs are recognized. Over the course of the arrangement, we routinely evaluate whether revenue and profitability should be recognized in the current period. Any known or probable losses on projects are charged to operations in the period in which such losses are determined.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash, cash equivalents, and warrant liabilities, approximate fair value of these financial instruments.  The fair value for marketable securities and warrant liabilities is discussed in Notes 2 and 4, respectively.

Recent Accounting Pronouncements

In March 2016, the FASB, issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The amendments in this ASU require the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The standard also allows the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the standard allows for a policy election to account for tax forfeitures as they occur rather than on an estimated basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The adoption of this standard is expected to have a material impact on our financial position. The Company is currently evaluating the impact this standard may have on our results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company’s financial position, results of operations, or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016.  Early adoption of the amendments in this ASU is permitted for financial statements that have not been previously issued.  The adoption of this standard will not have any impact on the Company’s financial position, results of operations, or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Topic 205),” which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new standard, disclosures are required when conditions or events give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this standard will not have any impact on the Company’s financial position or results of operations and, at this time, the Company does not expect any impact on its disclosures.

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

There are no other applicable new accounting pronouncements issued by but not effective until after June 30, 2016 that could have a significant effect on our financial position or results of operations.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet at June 30, 2016:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$9,630	$9,630	$-	$-
Total assets at fair value	$9,630	$9,630	$-	$-

Liabilities:
Warrant liabilities	$1,949	$-	$-	$1,949
Total liabilities at fair value	$1,949	$-	$-	$1,949

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet at December 31, 2015:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets	Inputs
	Balance Sheet	(Level 1)	(Level 2)
		(in thousands)
Assets:
Cash and cash equivalents	$7,015	$7,015	$-
Corporate notes and bonds	1,593	-	1,593
Equity Securities	68	68	-
Total assets at fair value	$8,676	$7,083	$1,593

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

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $5,000 and $2,000 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company also had a Level 3 liability associated with the warrants issued in connection with the Company’s May 2016 registered offering, described in Note 6 below. The warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include the following: exercise price of the warrants, market price of the underlying common shares, contractual term, expected volatility of our stock, risk-free interest rate, and expected dividend yield. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded in other income/(expense) as a change in fair value. The change in fair value was a gain of $0.8 million for the six months ended June 30, 2016.

The following table sets for the a reconciliation of changes in the six months ended June 30, 2016 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant
Liabilities
(in thousands)

Balance at January 1, 2016	$-
Additions	2,714
Change in fair value	(765)
Balance at June 30, 2016	$1,949

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and six-month periods ended June 30, 2016 and June 30, 2015, which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

General and administrative	$119	$127	$255	$240
Research and development	72	85	138	166
	$191	$212	$393	$406

We use the Black-Scholes option pricing model to value stock options. The estimated fair value of employee stock options granted during the six-month periods ended June 30, 2016 and 2015 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015

Risk-free interest rate	1.51%	1.42-1.49%
Expected dividend yield	0.00%	0.00%
Expected volatility	101.66%	103.64%
Expected life (years)	6.46	6.23

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

The weighted-average fair value of the options granted for the six-month periods ended June 30, 2016 and 2015 are $0.46 and $2.41, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2016:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life (years)	value
	(in thousands, except exercise price and contractual term data)

Stock options outstanding, January 1, 2016	2,237	$4.16
Granted	580	0.56
Expired	(19)	17.08
Stock options outstanding at June 30, 2016	2,798	$3.32	7.19	$7
Vested or expected to vest at June 30, 2016 (a)	2,592	$3.48	7.03	$6
Exercisable at June 30, 2016	1,634	$4.51	5.92	$-

(a) This represents the number of vested options as of June 30, 2016, plus the number of unvested options as of June 30, 2016 that we expect to vest in the future based on our estimated forfeiture rate.

Unrecognized stock-based compensation related to stock options was approximately $1.3 million as of June 30, 2016. This amount is expected to be expensed over a weighted average period of 2.4 years. There were no options exercised during the six-month periods ended June 30, 2016 or 2015.

The following table summarizes information about our stock options outstanding and exercisable as of June 30, 2016:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	2,624	7.55	$2.25	1,460	$2.72
$10.01 - $20.00	90	1.19	15.14	90	15.14
$20.01 - $30.00	82	2.50	23.57	82	23.57
$30.01 - $41.00	2	0.80	41.00	2	41.00
	2,798	7.19	$3.32	1,634	$4.51

(4)	Warrants

On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement (as defined in Note 6 below), we sold 5,471,957 shares of our common stock (the Shares), at a purchase price of $0.91375 per share. In a private placement concurrent with the sale of the Shares, we sold to the investors who purchased the Shares warrants to purchase 4,103,968 shares of common stock (the Warrants). The Shares and the Warrants were sold pursuant to a securities purchase agreement for aggregate gross proceeds of $5.0 million. Subject to certain ownership limitations, the Warrants will be initially exercisable on November 10, 2016 at an exercise price equal to $0.83 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.

In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase an aggregate of 383,037 shares of our common stock (the Placement Agent Warrants). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $1.1422 per share of common stock.

A summary of the allocation of the proceeds of the offering is shown below:

(in thousands)

Allocated to warrant liabilities	$2,511
Allocated to common stock and additonal paid-in capital	2,489
Total allocated gross proceeds	$5,000

The closing costs of $664,775 included the 383,037 Placement Agent Warrants valued at $202,862, and $461,913 for placement agent and other fees. Based upon the estimated fair value of the Shares and Warrants in units, the Company allocated $250,279 to financing expense and $414,496 as stock issuance costs.

The table below sets forth the Warrants and Placement Agent Warrants as of June 30, 2016:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

May 2016	4,103,968	$0.83	11/10/2022	Not Exercisable
May 2016	383,037	$1.1422	5/4/2021	Not Exercisable
	4,487,005

The Warrants contain a provision for liquidated damages in the event that there is a failure to deliver a Warrant within three days of receiving a notice to exercise. As a result of this liquidated damages provision, the Warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The fair value of the Warrants has been determined under a Black-Scholes pricing model; assuming a weighted average 6.24 year remaining life for the warrants, 1.13% risk-free interest rate, a 101.66% expected volatility and no dividend yield, the weighted average fair value of warrant liability as of June 30, 2016 is $0.61. Changes in fair value are recorded against operations in the reporting period in which they occur; increases or decreases in fair value are recorded to other income/(expense) as a change in fair value of warrants.

(5)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock holders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the six months ended June 30, 2016 and 2015, all common stock equivalent shares associated with our stock option plans, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(6)	Stockholders’ Equity

In January 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the 2014 shelf registration statement), with the SEC. The 2014 shelf registration statement was declared effective February 11, 2014 and allows us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million.

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners. Sales of shares pursuant to the EDA, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. Sales under the EDA have been and will be made pursuant to the 2014 shelf registration statement. As of March 31, 2014, we had sold 721,677 shares pursuant to the EDA for gross proceeds of approximately $2.6 million. We have not sold any shares under the EDA since that date. We have agreed not to use the EDA for a period of 120 days after our May 10, 2016 registered offering.

On March 18, 2014, we sold 2,870,000 shares of our common stock in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of  $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement, we sold 5,471,957 shares of our common stock (the Shares), at a purchase price of $0.91375 per share. In a private placement concurrent with the sale of the Shares, we sold to the investors who purchased the Shares warrants to purchase 4,103,968 shares of our common stock (the Warrants). The Shares and Warrants were sold pursuant to a securities purchase agreement for aggregate gross proceeds of $5.0 million.  Subject to certain ownership limitations, the Warrants will be initially exercisable on November 10, 2016 at an exercise price equal to $0.83 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.

In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase an aggregate of 383,037 shares of our common (the Placement Agent Warrants). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $1.1422 per share of common stock.

The net proceeds from the sale of the Shares and the Warrants are $4.5 million after deducting certain fees due to the placement agent and our estimated transaction expenses.

As of June 30, 2016, pursuant to the Equity Distribution Agreement, the Registered Direct Offering, and the May 10, 2016 registered offering, we have sold 9,063,634 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $16.6 million.  These sales resulted in proceeds, net of issuance costs of approximately $15.2 million.

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by August 22, 2016, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for NASDAQ, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency, and it must appear to NASDAQ that it is possible for us to cure the deficiency. Management is currently evaluating potential options to address this situation.

(7)	Collaborative Agreements

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed to Novartis the world-wide rights to our preclinical hearing loss and balance disorders program. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three-month periods ended June 30, 2016 and 2015, we recognized $12,000 and $2,000, respectively, for work performed under the Agreement. We recognized $0.1 million during each of the six-month periods ended June 30, 2016 and 2015, respectively, for work performed under the Agreement.

Under the Agreement, we are eligible to receive milestone payments of up to $206.6 million; including up to $0.6 million for the achievement of preclinical development activities, up to $26.0 million for the achievement of clinical milestones (including non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials), up to $45.0 million for the receipt of regulatory approvals, and up to $135.0 million for sales-based milestones.

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

As of June 30, 2016, milestones available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. We are also entitled to royalties on future sales. There were no milestones achieved in 2015 and there have been no milestones achieved during 2016.

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board (DSMB) in accordance with criteria in the trial protocol. On April 28, 2016, we were notified by Novartis, based on a review of safety and efficacy data from the nine patients currently enrolled in the study, that the DSMB recommended that the trial continue, subject to approval by the U.S. Food and Drug Administration (FDA). On July 25, 2016, we announced we were notified by Novartis, that the FDA had lifted the clinical hold on the trial.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. During the three-month periods ended June 30, 2016 and 2015, we recognized $14,000 and $61,000, respectively, for work performed under this agreement. During the six-month periods ended June 30, 2016 and 2015, we recognized $43,000 and $123,000, respectively, for work performed under this agreement.

In March 2015, we announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both our proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. Depending on the manner of commercialization, we will be entitled to profit sharing and/or royalty and milestone payments for the products being developed under the collaboration. We will contribute technology, know-how, vector construction, and technical and regulatory support to the program and TheraBiologics will be responsible for all other development costs.

In April 2015, we announced a Research Collaboration Agreement with the LMIV under which we will build new vaccine candidates based on our proprietary adenovectors isolated from gorillas and designed to deliver novel antigens discovered at the LMIV.

In June 2015, we announced a multi-faceted collaboration agreement with the School of Medicine at Washington University at St. Louis (WUSTL) under which we and WUSTL will create modified versions of our gorilla adenovectors that incorporate specialized targeting antibodies on the surface of the vectors. These antibodies are produced only by camels, alpacas and other camelids and are smaller and more stable in intracellular environments than their mouse or human counterparts. The ultimate goal of this collaboration is to create highly targeted therapeutics and vaccines.

(8)	Subsequent Events

On July 25, 2016, we announced we were notified by Novartis that the FDA had lifted the clinical hold on the Phase 1/2 clinical trial of CGF166 in patients with severe-to-profound hearing loss.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	decisions we make with respect to the future and strategic direction of our Company;

•	our product candidates being in the early stages of development;

•	our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;

•	our reliance on collaborators;

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	uncertainties with, and unexpected results and related analyses relating to, preclinical development and clinical trials of our product candidates;

•	the timing and content of future FDA regulatory actions related to us, our product candidates, or our collaborators;

•	our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations, and our ability to lower our operating costs;

•	the scope and validity of patent protection for our product candidates and our ability to commercialize technology and products without infringing the patent rights of others; and

•	the listing of our common stock on the NASDAQ Stock Market.

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

Our business strategy is focused on entering into collaborative arrangements to complete the development and commercialization of our product candidates. In the event that third parties take over the development for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, or how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

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

As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash and cash equivalents and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into 2018.

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). Delisting of our common stock from NASDAQ as a result of non-compliance could adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities. Management is currently evaluating potential options to address this situation.

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

FINANCIAL OVERVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Results of Operations

GenVec’s net loss was $1.2 million or $0.06 per share on revenues of $26,000 for the three months ended June 30, 2016. This compares to a net loss of $1.9 million or $0.11 per share on revenues of $127,000 in the same period in the prior year. GenVec’s net loss was $3.1 million or $0.16 per share on revenues of $0.3 million for the six months ended June 30, 2016. This compares to a net loss of $3.4 million or $0.21 per share on revenues of $0.5 million in the same period in the prior year. Included in our net loss for the first six months of 2016 was stock-based compensation expense of $393,000 as compared to $406,000 for the same period in the prior year. GenVec ended the second quarter of 2016 with $9.6 million in cash and cash equivalents.

Revenue

Revenues for the three-month and six-month periods ended June 30, 2016 were $26,000 and $316,000, respectively, which represent decreases of 80% and 41% as compared to $127,000 and $532,000 in the comparable prior year periods.

Revenues for the three-month and six-month periods ended June 30, 2016 were derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Revenues were also derived from the Company’s funded research and development programs with the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), and the U.S. Naval Medical Research Center (NMRC), each of which use GenVec’s proprietary adenovector technology for the development of vaccines against malaria.

In January 2010, we signed a research collaboration and license agreement (the Agreement) with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the Agreement, we licensed to Novartis the world-wide rights to our preclinical hearing loss and balance disorders program. In addition, the Agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three-month periods ended June 30, 2016 and 2015, we recognized $12,000 and $2,000, respectively, for work performed under the Agreement. We recognized $0.1 million during each of the six-month periods ended June 30, 2016 and 2015, respectively, for work performed under the Agreement.

Since the inception of the Agreement, we have been eligible to receive up to an aggregate of $206.6 million in milestone payments if certain clinical, regulatory and sales milestones are met. As of July 31, 2016, milestones remaining available under the Agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones. Additionally, we are also entitled to royalties on future sales.

In August 2010, the Company and Novartis entered into a development agreement related to the supply of clinical trial material in connection with activities under the Agreement. During the three-month periods ended June 30, 2016 and 2015, we recognized $14,000 and $61,000, respectively, for work performed under this agreement. During the six-month periods ended June 30, 2016 and 2015, we recognized $43,000 and $123,000, respectively, for work performed under this agreement.

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board (DSMB) in accordance with criteria in the trial protocol. On April 28, 2016, we were notified by Novartis, based on a review of safety and efficacy data from the nine patients currently enrolled in the study, that the DSMB recommended that the trial continue, subject to approval by the FDA. On July 25, 2016, we announced we were notified by Novartis that the FDA had lifted the clinical hold on the trial.

Revenues recognized under our various funded research projects for the three- and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2016	2015	2016	2015
	(in thousands)

Hearing loss and balance disorders	$26	$63	$115	$217
Animal Health	-	-	-	180
Malaria	-	64	201	85
Other	-	-	-	50

Total	$26	$127	$316	$532

The decrease in revenue for the three-month period ended June 30, 2016 is primarily attributable to the completion of work under our grant with the NIH related to our malaria program in March 2016. We recognized $64,000 in revenue under this grant in the second quarter of 2015 with no corresponding revenue in the same period in 2016. Also contributing to the decrease was a reduced work scope under our hearing loss and balance disorders program, which resulted in a $37,000 reduction in revenue in the current period as compared to the same period in 2015.

The decrease in revenue for the six-month period ended June 30, 2016 is primarily attributable to the completion of our contract with the DHS related to our animal health program in February 2015. We recognized $0.2 million in revenue under this contract in the first half of 2015 with no corresponding revenue in the same period in 2016. Also contributing to the decrease was a reduced work scope under our hearing loss and balance disorders program, which resulted in a $0.1 million reduction in revenue in the current period as compared to the same period in 2015. Partially offsetting these decreases was an increase in revenue from our malaria program of $0.1 million, primarily attributable to our grant with the NIH. As noted previously, work under this grant was completed in March 2016.

The Company continues to focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.

Expenses

Operating expenses were $1.7 million and $3.9 million for the three-month and six-month periods ended June 30, 2016, respectively, which represent decreases of 13% and 1%, respectively, as compared to $2.0 million and $3.9 million in the comparable prior year periods.

General and administrative expenses for the three-month and six-month periods ended June 30, 2016 decreased 12% and 1%, respectively, with expenses of approximately $1.2 million and $2.6 million in 2016 as compared to $1.3 million and $2.6 million, respectively, in 2015. The decreases are primarily attributable to lower expenses for professional services in both the three-month and six-month periods ended June 30, 2016 as compared to the same periods in 2015. For the six-month period ended June 30, 2016, the decrease in expense for professional services was partially offset by higher personnel costs due to the expansion of our workforce by three full-time employees as compared to the same period in 2015.

Research and development expenses for the three-month and six-month periods ended June 30, 2016 decreased 16% and 1%, respectively, with expenses of approximately $0.6 million and $1.3 million in 2016 as compared to $0.7 million and $1.3 million, respectively, in 2015. The decreases are primarily attributable to lower expenses for professional services in both the three- and six-month periods ended June 30, 2016 as compared to the same periods in 2015.

Other income, net for the three-month and six-month periods ended June 30, 2016 was $519,000 and $518,000, respectively, as compared to $6,000 and $13,000, respectively, for the same periods in 2015. The increases in the 2016 periods were due to a $765,000 change in the fair value of the warrant liabilities in connection with our May 10, 2016 registered offering, partially offset by financing expenses of $250,000 related to the offering.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of June 30, 2016 we have an accumulated deficit of  $287.9 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of June 30, 2016, cash and cash equivalents totaled $9.6 million as compared to $8.7 million on December 31, 2015.

For the six months ended June 30, 2016, we used $3.6 million of cash for operating activities. This consisted of a net loss for the period of $3.1 million, which included approximately $48,000 of non-cash depreciation and amortization, $0.4 million of non-cash stock-based compensation, $0.8 million for the change in the fair value of the warrants issued in connection with our May 10, 2016 registered offering, $0.3 million for financing expense, and $0.4 million used in the net change in current assets and liabilities and $6,000 used in the net change in non-current liabilities. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

For the six months ended June 30, 2015, we used $3.6 million of cash for operating activities. This consisted of a net loss for the period of $3.4 million, which included approximately $24,000 of bad debt expense, $47,000 of non-cash depreciation and amortization, $0.4 million of non-cash stock-based compensation, $0.6 million used by the net change in current assets and liabilities, and $4,000 provided by the net change in non-current liabilities.  Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

Net cash provided by investing activities during the six months ended June 30, 2016 was $1.7 million. This consisted primarily of proceeds from the sale and maturity of investments.

Net cash provided by investing activities during the six months ended June 30, 2015 was $2.3 million. This consisted of proceeds from the sale and maturity of investments of $2.3 million partially offset by $36,000 of cash used for the purchase of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2016 was $4.5 million, which represents the proceeds from the registered offering, described below, completed on May 10, 2016.

Net cash used in financing activities during the six months ended June 30, 2015 was $8,000, which represents the issuance costs of common stock issued under the terms of our ATM, described below, in 2014.

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by August 22, 2016, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the NASDAQ Capital Market, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency, and it must appear to NASDAQ that it is possible for us to cure the deficiency. Management is currently evaluating potential options to address this situation.

Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings.

Effective September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock, and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of June 30, 2016.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners. Sales of shares pursuant to the EDA, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. Sales under the EDA have been made and will be made pursuant to the 2014 shelf registration statement. As of March 31, 2014, we had sold 721,677 shares pursuant to the EDA for gross proceeds of approximately $2.6 million. We have not sold any shares under the EDA since that date. We have agreed not to use the EDA for a period of 120 days after our May 10, 2016 registered offering.

On March 18, 2014, we sold 2,870,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the Registered Direct Offering), at a price of $3.15 per share, resulting in gross proceeds of approximately $9.0 million.

On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement, we sold 5,471,957 shares of our common stock (the Shares), at a purchase price of $0.91375 per share. In a private placement concurrent with the sale of the Shares, we sold to the investors who purchased the Shares warrants to purchase 4,103,968 shares of our common stock (the Warrants). The Shares and Warrants were sold pursuant to a securities purchase agreement for aggregate gross proceeds of $5.0 million.  Subject to certain ownership limitations, the Warrants will be initially exercisable on November 10, 2016 at an exercise price equal to $0.83 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.

In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase an aggregate of 383,037 shares of our common (the Placement Agent Warrants). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $1.1422 per share of common stock.

The net proceeds from the sale of the Shares and the Warrants are $4.5 million after deducting certain fees due to the placement agent and our estimated transaction expenses. We have also expensed $10,000 of previously capitalized 2014 Shelf Registration costs as a result of this offering.

As of June 30, 2016, pursuant to the Equity Distribution Agreement, the Registered Direct Offering, and the May 10, 2016 registered offering, we have sold 9,063,634 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $16.6 million; all of these sales were completed prior to March 31, 2014.  These sales resulted in proceeds, net of issuance costs of approximately $15.2 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $6.0 million and $6.5 million of cash during the four quarters ending June 30, 2017. Our estimate includes approximately $0.4 million in contractual obligations. Based on this estimate we expect to have sufficient resources to fund our operations into 2018.

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

As of June 30, 2016, under the supervision and with the participation of our president, chief executive officer and corporate secretary (our principal executive officer) and our sr. director, accounting & finance, corporate controller and treasurer (our principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our president, chief executive officer and corporate secretary and our sr. director, accounting & finance, corporate controller and treasurer have concluded that, as of June 30, 2016, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports filed with the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and in the other reports we file with the SEC. There have been no material changes in the risk factors that appear in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File no. 000-24469) filed on May 10, 2016)

10.1	Form of Securities Purchase Agreement dated as of May 4, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-24469) filed on May 10, 2016)

31.1	Rule 13a-14(a) Certification by Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a) Certification by Principal Financial Officer. (filed herewith)

32.1	Rule 13a-14(b) Certification by Principal Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)

32.2	Rule 13a-14(b) Certification by Principal Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: August 5, 2016	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President, Chief Executive Officer, Corporate Secretary and Director

Date: August 5, 2016	By:	/s/ James V. Lambert
James V. Lambert Sr. Director, Accounting & Finance, Corporate Controller and Treasurer (Principal Financial Officer and Principal Accounting Officer)

