Form 10-Q
period 2016-09-30
GENVEC INC
filed 2016-11-04
CIK 934473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐      No ☒

As of October 31, 2016, the Registrant had 22,736,316 shares of common stock, $.001 par value, outstanding.

GENVEC, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,892	$7,015
Investments, at fair value	3,504	1,661
Accounts receivable, net	176	166
Prepaid expenses and other	369	245
Total current assets	8,941	9,087
Property and equipment, net	230	279
Other assets	97	97
Total assets	$9,268	$9,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$967	$1,096
Accrued expenses and other	524	598
Total current liabilities	1,491	1,694

Warrant liabilities	1,635	-
Other liabilities	97	89
Total liabilities	3,223	1,783

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at
September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 55,000 shares authorized; 22,736 and 17,264 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	23	17
Additional paid-in capital	295,125	292,508
Accumulated other comprehensive loss	(1)	(5)
Accumulated deficit	(289,102)	(284,840)
Total stockholders’ equity	6,045	7,680
Total liabilities and stockholders’ equity	$9,268	$9,463

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$173	$193	$489	$725

Operating expenses:
General and administrative	1,181	999	3,765	3,619
Research and development	522	705	1,827	2,028
Total operating expenses	1,703	1,704	5,592	5,647

Operating loss	(1,530)	(1,511)	(5,103)	(4,922)

Other income/(expense):
Change in fair value of warrant liabilities	314	-	1,079	-
Financing expense	-	-	(250)	-
Interest and other income, net	9	6	12	19
Total other income, net	323	6	841	19

Net loss	$(1,207)	$(1,505)	$(4,262)	$(4,903)

Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.21)	$(0.30)

Shares used in computation of basic and diluted net loss per share	22,736	16,760	20,149	16,614

Comprehensive Loss:

Net loss	$(1,207)	$(1,505)	$(4,262)	$(4,903)

Unrealized holding (loss)/gain on securities	(1)	(7)	4	(5)

Comprehensive loss	$(1,208)	$(1,512)	$(4,258)	$(4,908)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,262)	$(4,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	72
Bad debt expense	-	24
Financing expenses	250	-
Non-cash charges for stock-based compensation	594	699
Non-cash consideration for release of security interest	4	-
Change in warrant liabilities fair value	(1,079)	-
Changes in current assets and liabilities, net	(336)	(611)
Changes in non-current assets and liabilities, net	8	2
Net cash used in operating activities	(4,751)	(4,717)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(44)
Purchases of investment securities	(3,488)	-
Proceeds from maturities of investment securities	1,644	3,392
Net cash provided by/(used in) investing activities	(1,865)	3,348

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,493	(20)
Net cash provided by/(used in) financing activities	4,493	(20)

Change in cash and cash equivalents	(2,123)	(1,389)
Beginning balance of cash and cash equivalents	7,015	7,968

Ending balance of cash and cash equivalents	$4,892	$6,579

Supplemental disclosures of cash flow information:
Non-cash financing activity:
Warrants issued	$2,714	$-

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2016 and December 31, 2015 and the results of its operations for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, and cash flows for the nine-month periods ended September 30, 2016 and September 30, 2015. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with prominent companies and organizations such as Novartis, Merial Inc., formerly Merial Limited (Merial), and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that addresses the prevention and treatment of a number of significant human and animal health concerns. GenVec’s combination of internal and partnered development programs address therapeutic areas such as hearing loss and balance disorders and oncology, as well as vaccines against infectious diseases, including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health, we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccine candidates that leverage our core adenovector technology including our vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program were supported by the U.S. Department of Homeland Security and performed in collaboration with the U.S. Department of Agriculture.

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

As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash, cash equivalents, investments and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into 2018.

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic collaborations and research contract revenues, research and development activities, stock-based compensation and the fair value of our warrant liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash, cash equivalents, investments, and warrant liabilities, approximate fair value of these financial instruments.  The fair value for marketable securities and warrant liabilities is discussed in Notes 2 and 4, respectively.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business entities, ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2015-16 provides that the amendments in the update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently evaluating the impact this standard may have on our financial statements.

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

There are no other applicable new accounting pronouncements issued by but not effective until after September 30, 2016 that could have a significant effect on our financial position or results of operations.

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet at September 30, 2016:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$4,892	$4,892	$-	$-
Corporate notes and bonds	3,504	-	3,504	-
Total assets at fair value	$8,396	$4,892	$3,504	$-

Liabilities:
Warrant liabilities	$1,635	$-	$-	$1,635
Total liabilities at fair value	$1,635	$-	$-	$1,635

The following table presents information about assets recorded at fair value on a recurring basis on the Condensed Balance Sheet at December 31, 2015:

		Quoted Prices in
		Active Markets for	Significant
	Total Carrying	Identical	Other Observable
	Value on the	Assets	Inputs
	Balance Sheet	(Level 1)	(Level 2)
	(in thousands)

Assets:
Cash and cash equivalents	$7,015	$7,015	$-
Corporate notes and bonds	1,593	-	1,593
Equity Securities	68	68	-
Total assets at fair value	$8,676	$7,083	$1,593

We determine fair value for our investments with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate notes and bonds maturing at various times in 2017.

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

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss was a net unrealized gain of $4,000 and a net unrealized loss of $5,000 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company also had a Level 3 liability associated with the warrants issued in connection with the Company’s May 2016 registered offering, described in Note 6 below. The warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include the following: exercise price of the warrants, market price of the underlying common shares, contractual term, expected volatility of our stock, risk-free interest rate, and expected dividend yield. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded in other income/(expense) as a change in fair value. The change in fair value was a gain of $1.1 million for the nine months ended September 30, 2016.

The following table sets for the a reconciliation of changes in the nine months ended September 30, 2016 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant
Liabilities
(in thousands)

Balance at January 1, 2016	$-
Warrant issuances	2,714
Change in fair value	(1,079)
Balance at September 30, 2016	$1,635

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

General and administrative	$144	$174	$399	$414
Research and development	57	119	195	285
	$201	$293	$594	$699

We use the Black-Scholes option pricing model to value stock options. The estimated fair value of employee stock options granted during the nine-month periods ended September 30, 2016 and 2015 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015

Risk-free interest rate	1.51%	1.42-1.68%
Expected dividend yield	0.00%	0.00%
Expected volatility	101.66%	103.64%
Expected life (years)	6.46	6.23

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

The weighted-average fair value of the options granted for the nine-month periods ended September 30, 2016 and 2015 are $0.46 and $2.41, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2016:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life (years)	value
	(in thousands, except exercise price and contractual term data)

Stock options outstanding, January 1, 2016	2,237	$4.16
Granted	580	0.56
Expired	(49)	17.60
Stock options outstanding at September 30, 2016	2,768	$3.24	7.01	$-
Vested or expected to vest at September 30, 2016 (a)	2,595	$3.36	6.88	$-
Exercisable at September 30, 2016	1,674	$4.31	5.84	$-

(a) This represents the number of vested options as of September 30, 2016, plus the number of unvested options as of September 30, 2016 that we expect to vest in the future based on our estimated forfeiture rate.

Unrecognized stock-based compensation related to stock options was approximately $1.1 million as of September 30, 2016. This amount is expected to be expensed over a weighted average period of 2.3 years. There were no options exercised during the nine-month periods ended September 30, 2016 or 2015.

The following table summarizes information about our stock options outstanding and exercisable as of September 30, 2016:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $10.00	2,624	7.30	$2.25	1,530	$2.72
$10.01 - $20.00	60	1.43	17.06	60	17.06
$20.01 - $30.00	82	2.24	23.57	82	23.57
$30.01 - $41.00	2	0.55	41.00	2	41.00
	2,768	7.01	$3.24	1,674	$4.31

(4)	Warrants

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

The closing costs of $699,861 included the 383,037 Placement Agent Warrants valued at $202,862, and $496,999 for placement agent and other fees. Based upon the estimated fair value of the Shares and Warrants in units, the Company allocated $250,279 to financing expense and $449,582 as stock issuance costs.

The table below sets forth the Warrants and Placement Agent Warrants as of September 30, 2016:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

May 2016	4,103,968	$0.83	11/10/2022	Not Exercisable
May 2016	383,037	$1.1422	5/4/2021	Not Exercisable
	4,487,005

The Warrants contain a provision for liquidated damages in the event that there is a failure to deliver shares of common stock within three days of receiving a notice to exercise. As a result of this liquidated damages provision, the Warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The fair value of the Warrants has been determined under a Black-Scholes pricing model; assuming a weighted average 5.99 year remaining life for the warrants, 1.23% risk-free interest rate, a 111.34% expected volatility and no dividend yield, the weighted average fair value of warrant liability as of September 30, 2016 is $0.66. Changes in fair value are recorded against operations in the reporting period in which they occur; increases or decreases in fair value are recorded to other income/(expense) as a change in fair value of warrant liabilities.

(5)	Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock holders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the nine months ended September 30, 2016 and 2015, all common stock equivalent shares associated with our stock option plans, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners. Sales of shares pursuant to the EDA, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. Sales under the EDA have been and will be made pursuant to the 2014 shelf registration statement. As of March 31, 2014, we had sold 721,677 shares pursuant to the EDA for gross proceeds of approximately $2.6 million. We have not sold any shares under the EDA since that date. We agreed not to use the EDA for a period of 120 days after our May 10, 2016 registered offering.

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

As of September 30, 2016, pursuant to the Equity Distribution Agreement, the Registered Direct Offering, and the May 10, 2016 registered offering, we have sold 9,063,634 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $16.6 million.  These sales resulted in proceeds, net of issuance costs of approximately $15.1 million.

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement.  On August 23, 2016, we received notification from NASDAQ that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance by February 21, 2017, the Listing Qualifications Department of NASDAQ has indicated it will provide written notification to us that our common stock will be delisted. At that time, we may appeal the delisting determination to a NASDAQ Hearings Panel (the Panel). Our common stock would remain listed pending the Panel’s decision.   Management is currently evaluating potential options to address this situation.

(7)	Collaborative Agreements

In January 2010, we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock.

We were eligible, from the inception of the agreement, to receive up to an additional $206.6 million in milestone payments if certain clinical, regulatory, and sales milestones were met, including: up to $0.6 million for the achievement of preclinical development activities; up to $26.0 million for the achievement of clinical milestones (including non-rejection of an IND with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials); up to $45.0 million for the receipt of regulatory approvals; and up to $135.0 million for sales-based milestones.

From September 2010 through October 2014, we achieved four milestones resulting in aggregate payments from Novartis of $5.6 million. There were no milestones achieved in 2015 and there have been no milestones achieved during 2016.

In September 2010, we announced achievement of the first of the four milestones that have been achieved in the collaboration with Novartis. This $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In December 2011, we announced achievement of the second milestone in the collaboration with Novartis. This $300,000 milestone was triggered by the successful completion of certain preclinical development activities. In February 2014, we announced achievement of the third milestone in the collaboration with Novartis. This $2.0 million milestone was triggered by the non-rejection by the U.S. Food and Drug Administration (FDA) of the IND filed by Novartis for CGF166. In October 2014, we announced achievement of the fourth milestone in the collaboration with Novartis. This $3.0 million milestone was triggered by the first patient treated in a clinical trial with CGF166. As of October 31, 2016, milestones remaining available under the agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones.

Additionally, if a product is commercialized we are also entitled to tiered royalties on the annual net sales of licensed products, on a product-by-product and country-by-country basis, at percentage rates that range based on annual net sales from the mid-single digits to the low double digits until the earlier of (a) the expiration of the last valid claim with respect to applicable patent rights and (b) January 1 following a year in which annual net sales of the product declined by a specified percentage of the highest level of prior annual net sales where the decline is reasonably attributable in part to the marketing or sale of a competing product in the country. For the five years thereafter, in the applicable country we are entitled to tiered royalties of below 1% on annual net sales. The collaboration and license agreement is terminable for convenience upon notice by either party or for uncured material breach.

In addition, the agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three-month periods ended September 30, 2016 and 2015, we recognized $15,000 and $25,000, respectively, for work performed under the agreement. We recognized $0.1 million during each of the nine-month periods ended September 30, 2016 and 2015, respectively, for work performed under the agreement.

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

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. During the three-month periods ended September 30, 2016 and 2015, we recognized $23,000 and $55,000, respectively, for work performed under this agreement. During the nine-month periods ended September 30, 2016 and 2015, we recognized $66,000 and $178,000, respectively, for work performed under this agreement.

In March 2015, we announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both our proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. Depending on the manner of commercialization, we will be entitled to profit sharing and/or royalty and milestone payments for the products being developed under the collaboration. We will contribute technology, know-how, vector construction, and technical and regulatory support to the program and TheraBiologics will be responsible for all other development costs. We anticipate TheraBiologics will advance a second generation neural stem cell-based cancer treatment utilizing our technology into the clinic in the first half of 2017.

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

In September 2016, we entered into a second amendment to our previously disclosed license agreement with Merial.  Under the terms of the amendment we will provide Merial with certain biological materials and grant Merial the right to use the underlying GenVec technology to further develop and advance FMD vaccine product candidates.

(8)	Subsequent Events

On October 20, 2016, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, in the event it is deemed by the Board of Directors to be advisable, to effect a reverse stock split of the Company’s common stock at a ratio within the range of 1-for-3 to 1-for-10, as determined by the Board of Directors.

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

A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with prominent companies and organizations such as Novartis, Merial Inc., formerly Merial Limited (Merial), and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that addresses the prevention and treatment of a number of significant human and animal health concerns. GenVec’s combination of internal and partnered development programs address therapeutic areas such as hearing loss and balance disorders and oncology, as well as vaccines against infectious diseases, including respiratory syncytial virus (RSV), herpes simplex virus (HSV), and malaria. In the area of animal health we are developing vaccines against foot-and-mouth disease (FMD).

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

We have multiple vaccine candidates that leverage our core adenovector technology including our vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology of the National Institute of Allergy and Infectious Diseases, National Institutes of Health. In the field of animal health, we are working with Merial to commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program were supported by the U.S. Department of Homeland Security (DHS) and performed in collaboration with the U.S. Department of Agriculture.

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

As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. However, we believe our current cash, cash equivalents, investments and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into 2018.

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement. On August 23, 2016, we received notification from NASDAQ that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. Delisting of our common stock from NASDAQ as a result of non-compliance could adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities. Management is currently evaluating potential options to address this situation.

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

FINANCIAL OVERVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Results of Operations

GenVec’s net loss was $1.2 million or $0.05 per share on revenues of $173,000 for the three months ended September 30, 2016. This compares to a net loss of $1.5 million or $0.09 per share on revenues of $193,000 in the same period in the prior year. GenVec’s net loss was $4.3 million or $0.21 per share on revenues of $489,000 for the nine months ended September 30, 2016. This compares to a net loss of $4.9 million or $0.30 per share on revenues of $725,000 in the same period in the prior year. Included in our net loss for the first nine months of 2016 was stock-based compensation expense and the change in the fair value of warrant liabilities of $0.6 million and $1.1 million as compared to $0.7 million and $0 for the same period in the prior year. GenVec ended the third quarter of 2016 with $8.4 million in cash, cash equivalents, and investments.

Revenue

Revenues for the three-month and nine-month periods ended September 30, 2016 were $173,000 and $489,000, respectively, which represent decreases of 10% and 33% as compared to $193,000 and $725,000 in the comparable prior year periods.

Revenues for the three-month and nine-month periods ended September 30, 2016 were derived from the collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Revenues were also derived from the Company’s funded research and development programs with the National Institutes of Allergy and Infectious Diseases of the National Institutes of Health (NIH), and the U.S. Naval Medical Research Center, and Merial, all of which use GenVec’s proprietary adenovector technology for the development of vaccines against malaria or vaccine candidates against FMD for livestock.

In January 2010, we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis.

In addition, the agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During the three-month periods ended September 30, 2016 and 2015, we recognized $15,000 and $25,000, respectively, for work performed under the agreement. During the nine month periods ended September 30, 2016 and 2015, we recognized $87,000 and $119,000, respectively, for work performed under the agreement.

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

For more information on the Novartis agreement, its terms and the amounts paid or recognized thereunder to date, see note 7, “Collaborative Agreements,” in Notes to Condensed Financial Statements.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. During the three-month periods ended September 30, 2016 and 2015, we recognized $23,000 and $55,000, respectively, for work performed under this agreement. During the nine-month periods ended September 30, 2016 and 2015, we recognized $66,000 and $178,000, respectively, for work performed under this agreement.

Revenues recognized under our various funded research projects for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)

Hearing loss and balance disorders	$38	$80	$153	$297
Animal Health	100	-	100	180
Malaria	35	13	236	98
Other	-	100	-	150

Total	$173	$193	$489	$725

The decrease in revenue for the three-month period ended September 30, 2016 is primarily attributable to a reduced work scope under our hearing loss and balance disorders program, which resulted in a $42,000 reduction in revenue in the current period as compared to the same period in 2015. This was partially offset by an increase of $22,000 in revenue for work performed under our malaria program.

The decrease in revenue for the nine-month period ended September 30, 2016 is primarily attributable to the completion of our contract with the DHS related to our animal health program in February 2015. We recognized $0.2 million in revenue under this contract in the nine months of 2015 with no corresponding revenue associated with this contract in the same period in 2016. Revenue under our animal health program in 2016 is related to the second amendment to our license agreement with Merial. Also contributing to the decrease was a reduced work scope under our hearing loss and balance disorders program, which resulted in a $0.1 million reduction in revenue in the current period as compared to the same period in 2015. Partially offsetting these decreases was an increase in revenue from our malaria program of $0.1 million, primarily attributable to our grant with the NIH. As noted previously, work under this grant was completed in March 2016.

The Company continues to focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.

Expenses

Operating expenses were $1.7 million and $5.6 million for the three-month and nine-month periods ended September 30, 2016, respectively, which are in-line with the comparable prior year periods.

General and administrative expenses for the three-month and nine-month periods ended September 30, 2016 increased 18% and 4%, respectively, with expenses of approximately $1.2 million and $3.8 million in 2016 as compared to $1.0 million and $3.6 million, respectively, in 2015. The increase is primarily attributable to higher expenses for professional services in the three-month period ended September 30, 2016 as compared to the same period in 2015. For the nine-month period ended September 30, 2016, the increase is primarily attributable to higher personnel costs due to the expansion of our workforce by three full-time employees as compared to the same period in 2015.

Research and development expenses for the three-month and nine-month periods ended September 30, 2016 decreased 26% and 10%, respectively, with expenses of approximately $0.5 million and $1.8 million in 2016 as compared to $0.7 million and $2.0 million, respectively, in 2015. The decreases are primarily attributable to lower expenses for personnel and professional services in both the three- and nine-month periods ended September 30, 2016 as compared to the same periods in 2015.

Other income, net for the three-month and nine-month periods ended September 30, 2016 was $323,000 and $841,000, respectively, as compared to $6,000 and $19,000, respectively, for the same periods in 2015. The increases in the 2016 periods were due to a $0.3 million and $1.1 million change in the fair value of the warrant liabilities in connection with our May 10, 2016 registered offering, respectively, for the three- and nine-month periods ended September 30, 2016, partially offset by financing expenses of $250,000 related to the offering, in the nine-month period ended September 30, 2016.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of September 30, 2016 we have an accumulated deficit of  $289.1 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of September 30, 2016, cash, cash equivalents, and investments totaled $8.4 million as compared to $8.7 million on December 31, 2015.

For the nine months ended September 30, 2016, we used $4.8 million of cash for operating activities. This consisted of a net loss for the period of $4.3 million, which included approximately $70,000 of non-cash depreciation and amortization, $0.6 million of non-cash stock-based compensation, a $1.1 million gain for the change in the fair value of the warrants issued in connection with our May 10, 2016 registered offering, $0.3 million for financing expense, and $0.3 million used in the net change in current assets and liabilities and $8,000 provided for the net change in non-current liabilities. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

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

Net cash used by investing activities during the nine months ended September 30, 2016 was $1.9 million. This consisted primarily of purchases and maturities of investments.

Net cash provided by investing activities during the nine months ended September 30, 2015 was $3.3 million. This consisted of proceeds from the sale and maturity of investments of $3.4 million partially offset by $44,000 of cash used for the purchase of furniture and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $4.5 million, which represents the proceeds from the registered offering, described below, completed on May 10, 2016.

Net cash used in financing activities during the nine months ended September 30, 2015 was $20,000, which represent the issuance costs of common stock issued under the terms of our EDA with Roth Capital Partners, described below, in 2014.

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement.  On August 23, 2016, we received notification from NASDAQ that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.

The Staff’s determination in the August 23, 2016 notice was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the minimum bid price requirement, and our written notice to NASDAQ of our intention to cure the minimum bid price deficiency, including by effecting a reverse stock split, if necessary. On October 20, 2016, our stockholders approved an amendment to our Amended and Restated Certificate of Corporation to effect a reverse stock split of our common stock at a ratio within the range of 1-for-3 to 1-for-10, as determined by our Board of Directors. If necessary, our Board of Directors will consider whether, when and at what ratio to implement the reverse stock split.

If we do not regain compliance by February 21, 2017, the Listing Qualifications Department of NASDAQ has indicated it will provide written notification to us that our common stock will be delisted. At that time, we may appeal the delisting determination to a NASDAQ Hearings Panel (the Panel). Our common stock would remain listed pending the Panel’s decision.   Management is currently evaluating potential options to address this situation.

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

Effective September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by GenVec’s common stock certificates or book entry notations, will not be traded separately from the common stock, and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of GenVec’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of September 30, 2016.

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

On February 11, 2014, we entered into an Equity Distribution Agreement (the EDA) with Roth Capital Partners, LLC (Roth Capital Partners), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners. Sales of shares pursuant to the EDA, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by the Company and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. Sales under the EDA have been made and will be made pursuant to the 2014 shelf registration statement. As of March 31, 2014, we had sold 721,677 shares pursuant to the EDA for gross proceeds of approximately $2.6 million. We have not sold any shares under the EDA since that date. We agreed not to use the EDA for a period of 120 days after our May 10, 2016 registered offering.

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

As of September 30, 2016, pursuant to the Equity Distribution Agreement, the Registered Direct Offering, and the May 10, 2016 registered offering, we have sold 9,063,634 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $16.6 million.  These sales resulted in proceeds, net of issuance costs of approximately $15.1 million.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $6.0 million and $6.5 million of cash during the four quarters ending September 30, 2017. Our estimate includes approximately $0.4 million in contractual obligations. Based on this estimate we expect to have sufficient resources to fund our operations into 2018.

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

As of September 30, 2016, under the supervision and with the participation of our president, chief executive officer and corporate secretary (our principal executive officer) and our sr. director, accounting & finance, corporate controller and treasurer (our principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our president, chief executive officer and corporate secretary and our sr. director, accounting & finance, corporate controller and treasurer have concluded that, as of September 30, 2016, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports filed with the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following discussion of risk factors, in its entirety, in addition to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and in the other reports we file with the SEC.

Our common stock is at risk for delisting from the NASDAQ Stock Market.  If it is delisted, our stock price and the liquidity of our common stock would be impacted.

Our common stock is currently listed on the NASDAQ Capital Market of the NASDAQ Stock Market (NASDAQ). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards. On January 11, 2016, the minimum bid price of our common stock on NASDAQ dropped below $1.00 per share.  On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement.  On August 23, 2016, we received notification from NASDAQ that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days.  NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance.  If we do not regain compliance by February 21, 2017, the Listing Qualifications Department of NASDAQ has indicated it will provide written notification to us that our common stock will be delisted. At that time, we may appeal the delisting determination to a NASDAQ Hearings Panel (the Panel). Our common stock would remain listed pending the Panel’s decision.

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

GENVEC, INC.
(Registrant)

Date: November 4, 2016	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President, Chief Executive Officer, Corporate Secretary and Director

Date: November 4, 2016	By:	/s/ James V. Lambert
James V. Lambert Sr. Director, Accounting & Finance, Corporate Controller and Treasurer (Principal Financial Officer and Principal Accounting Officer)

