Form 10-K
period 2016-12-31
GENVEC INC
filed 2017-03-06
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. ☐ Yes ☒ No
As of June 30, 2016 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of such stock as reported by the NASDAQ Capital Market on such date, was $12,611,960. For purposes of this calculation, shares of common stock held by directors, officers, and stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2016 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.
As of March 3, 2017 there were 2,273,632 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

•
our proposed merger with Intrexon Corporation;

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

•
the timing and content of future U.S. Food and Drug Administration regulatory actions related to us, our product candidates, or our collaborators;

•
our financial condition, the sufficiency of our existing cash, cash equivalents, investments, and cash generated from operations, and our ability to lower our operating costs;

•
the scope and validity of patent protection for our product candidates and our ability to commercialize technology and products without infringing the patent rights of others; and

•
the listing of our common stock on the NASDAQ Stock Market.

These are only some of the factors that may affect the forward-looking statements contained in this Annual Report. Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth in Item 1A (Risk Factors) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in this Annual Report and is contained in our other filings with the Securities and Exchange Commission (the “SEC”). The filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.
These forward-looking statements speak only as of the date of this Annual Report and we assume no duty to update our forward-looking statements, except as required by law. The forward-looking statements in this Annual Report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1.
BUSINESS

OVERVIEW
GenVec, Inc. (“GenVec”, “we”, “our”, or the “Company”) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerse™ gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. We are pioneers in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. Our lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, “Novartis”) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.
A key component of our strategy is to develop and commercialize our product candidates through collaborations. We are working with prominent companies and organizations such as Novartis, Merial (a unit of Boehringer Ingelheim), Washington University in St. Louis, and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that addresses the prevention and treatment of a number of significant human and animal health concerns. Our combination of internal and partnered development programs address therapeutic areas such as hearing loss and balance disorders, oncology, bleeding disorders, as well as vaccines against infectious diseases, including respiratory syncytial virus (“RSV”), herpes simplex virus (“HSV”), malaria; and in the area of animal health vaccines against foot-and-mouth disease (“FMD”).
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
Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicates that the delivery of the atonal gene using our adenovector technology may have the potential to restore hearing and balance function. We are currently working with Novartis on the development of novel treatments for hearing loss and balance disorders that emerged from these research and development efforts. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.
We have multiple vaccine candidates that leverage our core adenovector technology including our vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology (“LMIV”) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health (“NIAID”).
On February 24, 2016, we received notification that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with NASDAQ’s minimum bid price requirement (the “Bid Price Requirement”), and on August 23, 2016, we received notice that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance with the Bid Price Requirement, the closing bid price of our common stock was required to meet or exceed $1.00 per share for at least 10 consecutive business days. On December 1, 2016, we effected a reverse stock split, referred to herein as the reverse stock split, of its outstanding common stock at a ratio of one-for-ten, whereby each 10 shares of common stock were combined into one share of common stock. The reverse stock split was intended to enable us to regain compliance with the Bid Price Requirement. On December 15, 2016, we received a notice from NASDAQ stating that we had regained compliance.

PLAN OF MERGER
On January 24, 2017, the Company, Intrexon Corporation, a Virginia corporation (“Intrexon”), and Intrexon GV Holding, Inc., a Delaware corporation and wholly owned subsidiary of Intrexon (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GenVec (the “Merger”). GenVec will survive the Merger as a wholly owned subsidiary of Intrexon.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock (the “GenVec Shares”) issued and outstanding immediately prior to the Effective Time (other than shares held directly by Intrexon or Merger Sub and shares owned by our stockholders who have properly exercised their appraisal rights under Delaware law) will be converted into the right to receive merger consideration consisting of  (i) 0.297 validly issued, fully paid and non-assessable shares of Intrexon’s common stock (“and, if applicable, cash in lieu of fractional shares of Intrexon common stock”), plus (ii) one contingent payment right, in each case, subject to any withholding of taxes required by applicable law (the “Merger Consideration”). Each contingent payment right will represent the right to receive an amount equal to (a) fifty percent (50%) of  (x) all milestone payments, if any, actually received by us or our successor or any of our or our successor’s affiliates (including Intrexon) from Novartis for any milestones that are achieved or occur during the period ending 36 months after the closing date and (y) all royalty payments, if any, actually received by us or our successor or any of our or our successor’s affiliates (including Intrexon) from Novartis during the period ending 36 months after the closing date, in each case, under the Research Collaboration and License Agreement, dated January 13, 2010, as amended, between Novartis and us divided by (b) all then-outstanding contingent payment rights (which may include contingent payment rights issued upon exercise of certain warrants), subject to any withholding of taxes required by applicable law. Immediately prior to the public announcement of the Merger, the exchange ratio for the stock portion of the Merger Consideration represented an implied value of  $7.00 per GenVec Share based on Intrexon’s five-day volume weighted average price as of January 23, 2017.
The Merger Agreement may be terminated by mutual written consent of Intrexon and us, and by either party if  (i) the requisite stockholder approval has not been obtained at the meeting of our stockholders, (ii) any governmental order permanently restraining, enjoining or prohibiting the Merger becomes final and non-appealable or any law is in effect that prevents or makes illegal the Merger, (iii) the Merger is not consummated by July 24, 2017 (the “Outside Date”), or (iv) the other party breaches any of its representations, warranties, covenants or agreements in the Merger Agreement such that conditions to close the Merger that relate to compliance with representations and warranties and other obligations under the Merger Agreement are not reasonably capable of being satisfied while the breach is continuing and the breach is not cured (or is not capable of cure) within certain time frames specified in the Merger Agreement (a “Specified Breach”). In addition, Intrexon may terminate the Merger Agreement if our board of directors effects a change in its recommendation with respect to the Merger (a “Change of Board Recommendation”), and we may terminate the Merger Agreement if our board of directors effects a Change of Board Recommendation in order to accept a superior proposal and substantially concurrently with termination we enter into a letter of intent or agreement with respect to such superior proposal.
If the Merger Agreement is terminated by either party as a result of a Change of Board Recommendation, then we must pay Intrexon a termination fee equal to $550,000 (the “Termination Fee”). The Termination Fee is also payable if the Merger Agreement is terminated by (i) either party as a result of the Merger not being consummated by the Outside Date or (ii) Intrexon based solely on a Specified Breach by us of any covenant or agreement in the Merger Agreement and, in either case, an acquisition proposal has been announced publicly or made to us after the date of the Merger Agreement but prior to the termination thereof, and we enter into a letter of intent or agreement in respect of, or consummate, an acquisition proposal within 12 months of termination of the Merger Agreement. We will also be obligated to pay Intrexon an expense reimbursement of up to $400,000 (the “Expense Reimbursement”) if the Merger Agreement is terminated by Intrexon because of a Specified Breach by us of any covenant or agreement in the Merger Agreement and within six (6) months after the date of such termination we enter into a definitive agreement with a third party in respect of any acquisition proposal. In addition, if we willfully breach our non-solicitation covenants, then in circumstances in which an Expense Reimbursement is paid, we will also be obligated to pay Intrexon an additional $200,000 (the “Additional Expense Amount”). If we pay Intrexon the Expense Reimbursement, including the Additional Expense Amount to the extent applicable, and the Termination Fee thereafter becomes payable, then the Termination Fee will be reduced by the amount of the previously paid Expense Reimbursement and the Additional Expense Amount, as applicable.
Except where it is clear from the context, the discussion in this Form 10-K does not contemplate the consummation of the Merger or the integration of GenVec with Intrexon.
As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part I of this Annual Report on Form 10-K (this “Annual Report”). The description of our business in this Annual Report should be read in conjunction with the information in Item 1A and the Financial Statements found in Item 8 of Part II of this Annual Report, which includes additional financial information, including information about our total assets, revenue, and measures of profit and loss.
OUR STRATEGY
Our primary objective is to leverage our proprietary technology through partnerships to develop and commercialize products that address significant unmet medical needs. We plan to achieve this objective through the following strategies:
Working with our collaborators to facilitate the development of first-in-class products for the treatment of significant unmet medical needs including:
•
hearing and balance disorders through our collaboration with Novartis;

•
vaccines against FMD through our collaboration with Merial;

•
bleeding disorders through our collaboration with Washington University in St. Louis;

•
glioma and other brain cancers through our collaboration with TheraBiologics; and

•
vaccines against malaria through our collaboration with LMIV.

Entering into new collaborations for the development of product candidates utilizing our technology.   We are engaged in seeking strategic collaborations, partnerships, and licensing arrangements to further develop and potentially commercialize therapeutic and vaccine product candidates that utilize our technology. We continue to seek corporate partnerships in the following programs and areas:
•
a vaccine against RSV, which is the most common viral cause of lower respiratory infections in infants and young children;

•
a vaccine against HSV, which is the virus responsible for most cases of genital herpes; and

•
other therapeutic and prophylactic applications of our human and non-human adenoviral vectors together with the related platform technology and packaging cell lines.

Exploring new applications of our technology to address the treatment and prevention of major unmet medical needs.   We intend to continue to enhance our core technologies and product pipeline through internal research as well as external collaborations, licensing arrangements, and possible acquisitions. In the past we have received peer-reviewed external funding from the U.S. government and from nonprofit foundations to improve our technology platform for vaccine and gene delivery applications. We intend to further strengthen our technologies relating to vector performance, process development, formulation, and manufacturing through our existing and future relationships. We intend to explore the use of our AdenoVerse technology in the following areas:
•
regenerative medicine;

•
vaccines;

•
therapeutic gene delivery;

•
immunotherapy (including cellular immunotherapy);

•
nucleic acid therapeutics;

•
gene editing;

•
oncolytic viruses; and

•
cell therapy.

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
HEARING AND BALANCE DISORDERS PROGRAM
Overview.   In collaboration with Novartis, our hearing and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Our lead product candidate, CGF166, emerged from research and development performed as part of the collaboration. In October 2014, the first patient was treated in a Phase 1/2 proof-of-concept trial of CGF166 in patients with severe to profound hearing loss. As discussed in “— Collaboration with Novartis” below, the trial was temporarily paused for a portion of 2016, but has since restarted. In February 2017, we were notified that the first patient in the fourth cohort of the trial had been dosed.
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
Patients whose sensory hair cells have been damaged or destroyed may experience hearing loss. According to the National Institute on Deafness and Other Communication Disorders (“NIDCD”), among adults aged 70 and older with hearing loss who could benefit from hearing aids, fewer than one in three (30%) has ever used them. Even fewer adults aged 20 to 69 who could benefit from wearing hearing aids have ever used them (approximately 15%). Also according to NIDCD, as of December 2012, approximately 324,200 patients worldwide have received cochlear implants — in the United States, roughly 58,000 devices have been implanted in adults and 38,000 in children. Although cochlear implants improve hearing, they require invasive surgery, do not discriminate pitch, and require ongoing maintenance and patient training.
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
During embryonic development, an atonal gene (“Atoh1”) induces the generation of sensory cells in the inner ear required for hearing and balance. In multiple animal models, we have demonstrated formation of new inner ear sensory hair cells and the restoration of hearing and balance function using our AdenoVerse technology to deliver the Atoh1 gene to the inner ear.
The lead product emerging from our hearing program is an advanced adenoviral vector engineered to deliver the human atonal gene under the control of a tissue specific promoter. Novartis has designated this product candidate as CGF166.

Collaboration with Novartis.   In January 2010, we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the agreement, we licensed world-wide rights to our preclinical hearing loss and balance disorders program to Novartis. We received a $5.0 million upfront payment and Novartis purchased $2.0 million of our common stock.
We were eligible, from the inception of the agreement, to receive up to an additional $206.6 million in milestone payments if certain clinical, regulatory, and sales milestones were met, including: up to $0.6 million for the achievement of preclinical development activities; up to $26.0 million for the achievement of clinical milestones (including non-rejection of an investigational new drug application (“IND”) with respect to a covered product, the first patient visit in Phase I, Phase IIb and Phase III clinical trials); up to $45.0 million for the receipt of regulatory approvals; and up to $135.0 million for sales-based milestones.
From September 2010 through October 2014, we achieved four milestones resulting in aggregate payments from Novartis of  $5.6 million. There were no milestones achieved in 2016 or 2015.
The achieved milestones are as follows:
Milestone Event	Date	Amount
(1) Successful completion of certain preclinical development activities	September 2010	$300,000
(2) Successful completion of certain preclinical development activities	December 2011	300,000
(3) Non-rejection by the FDA of the IND filed by Novartis for CGF166	February 2014	2,000,000
(4) First patient treated in a clinical trial with CGF166	October 2014	3,000,000
As of February 28, 2017, milestones remaining available under the agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones.
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
In addition, the agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. We recognized approximately $0.1 million and $0.2 million in 2016 and 2015, respectively, for services performed under this agreement.
In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board (“DSMB”) in accordance with criteria in the trial protocol. In April 2016, we were notified by Novartis, based on a review of safety and efficacy data from the nine patients currently enrolled in the study, that the DSMB recommended that the trial continue, subject to approval by the FDA. In July 2016, we announced we were notified by Novartis, that the FDA had lifted the clinical hold on the trial. In February 2017, we were notified that the first patient in the fourth cohort of the trial had been dosed.
In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. We recognized approximately $0.1 million and $0.2 million in 2016 and 2015, respectively, for services performed under this agreement. As of December 31, 2016, we have recognized a total of  $14.8 million under this agreement.

CELL THERAPY PROGRAM
In March 2015, we entered into a collaboration with TheraBiologics, Inc. to develop cancer therapeutics by leveraging our AdenoVerse gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. We will contribute technology, know-how, vector construction, and technical and regulatory support to the program. TheraBiologics will be responsible for all other development costs. Depending on the manner of commercialization, we will be entitled to profit sharing and/or royalty for the products being developed under the collaboration.
Pulmonary endothelial cell (“PEC”) delivery PROGRAM
In December 2016, we entered into an exclusive option agreement with Washington University in St. Louis (“WUSTL”) to license intellectual property and technology related to gene editing and PEC delivery. If the option is exercised, the license will allow broad utilization of technology developed by David T. Curiel, M.D., Ph.D., Professor of Radiation Oncology at Washington University School of Medicine. In connection with the option agreement, we executed a sponsored research agreement with WUSTL to further advance the optioned technology. PEC delivery has been designed to leverage the lung, the second largest organ in the body, as a surrogate production site for proteins. We plan to initially focus with WUSTL on research utilizing the technology to develop treatments for hemophilia.
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
According to information published by the Centers for Disease Control and Prevention (“CDC”) in 2014, each year, on average, in the United States, RSV leads to 57,527 hospitalizations among children younger than 5 years old; 100,000 to 126,000 hospitalizations among children younger than 1 year old; 2.1 million outpatient visits among children younger than 5 years old; and 177,000 hospitalizations and 14,000 deaths among adults older than 65 years.
In March 2012, data were presented on our RSV vaccine program at the “Keystone Symposium on Viral Immunity and Host Gene Influence”, which took place in Keystone, Colorado. Data presented at the conference demonstrated encouraging preclinical proof-of-principle findings generated in non-human primates. Specifically, the data showed our vaccine technology induced neutralizing antibody and significant T cell responses with a single administration. The immune responses were consistent with protective responses without disease potentiation and multiple administrations increased the neutralizing antibody responses.
In September 2012, data were presented on our RSV vaccine program at the International Respiratory Syncytial Virus Symposium, which took place in Santa Fe, New Mexico. Data presented at the conference demonstrated that our universal RSV vaccine candidate, GV2311, is highly immunogenic and produces durable and broad protection from a single intramuscular administration. Protection in cotton rat and mouse models was characterized by functional RSV neutralizing antibodies, and no disease potentiation was observed. Our RSV vaccine candidate utilizes a proprietary adenovirus that is capable of generating a broad immune response while avoiding the problems of vector-specific immunity that has hampered other vectored vaccines.

In November 2014, data exploring the immune responses generated by GV2311 were presented at the 9th International RSV Symposium held in South Africa. In the experiments described in the presentation, RSV immunized mice had no detectable virus following low dose challenge, while breakthrough RSV replication in both lungs and noses was rapidly controlled upon high dose challenge. GV2311 immunization fully protected the lungs at both challenge doses with partial protection in noses. The studies also confirmed the major protective mechanism is through induction of antibodies against RSV, although antigen-specific T cells contribute to viral clearance in the absence of antibody. GV2311 was previously shown to induce protective immunity to RSV in a dose-dependent manner in established animal models.
We are not engaging in significant development for RSV while we seek to partner this program.
Herpes Simplex Virus.   We are seeking a partner to continue the development of our GV2207 vaccine for the treatment of HSV including HSV type 2 (“HSV-2”), the virus responsible for most cases of genital herpes. According to the World Health Organization (the “WHO”), an estimated 417 million people aged 14 – 49 (11%) worldwide have HSV-2 infections. According to the CDC, genital herpes is common in the United States — one of every six people aged 14 – 49 is infected. All HSV-2 infections are permanent and result in periodic virus shedding. The CDC notes that herpes infections are most contagious when symptoms are present, but can still be transmitted to others in the absence of symptoms. Of added concern, infection with HSV-2 increases the risk of acquiring and transmitting HIV infection. There is no approved vaccine for HSV-2 in the United States. Although antiviral regimens have become a standard of care, their inconvenience, cumulative cost and potential for drug resistance further underscore the need for safe, new approaches to reducing HSV-2 lesions, virus shedding, and transmission. Estimated costs of treating HSV in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care.
Data on our HSV vaccine program has shown that a single administration of our genetic vaccine was effective against HSV-2 in two industry-accepted HSV disease models. Specifically, immunization was shown to reduce viral shedding, and the recurrence and severity of lesions.
We are not engaging in significant development for HSV while we seek to partner this program.
Malaria.   We have worked with collaborators in recent years, including with the NIAID, to generate vaccine candidates for the prevention of malaria. According to the Malaria Fact Sheet available through the WHO, about 3.2 billion people — almost half of the world’s population — are at risk for malaria. Young children, pregnant women and non-immune travelers from malaria-free areas are particularly vulnerable to the disease. Despite advances in prevention and treatment, per WHO estimates, released in December 2015, there were 214 million cases of malaria in 2015 and 438,000 deaths.
In April 2010, encouraging clinical and preclinical malaria vaccine data were presented regarding safety, tolerability, immunogenicity, and efficacy data from a Phase 1/2a malaria trial using our technology. Data indicated malaria vaccines given to malaria-naïve adults were found to be safe and well-tolerated with minimal local or systemic reactions and no serious vaccine-related adverse reactions. Sterile protection, a complete absence of parasites in the blood, was seen in 4 out of 15 volunteers that had been inoculated with the vaccine and subsequently challenged with the malaria parasite.
In March 2012, we received a grant from the NIAID to support our malaria vaccine program. This grant, valued at approximately $600,000, was used to identify novel highly protective antigens for malaria vaccine development. Revenue recognized under this grant amounted to $0.2 million in 2016 and $0.1 million in 2015.
In November 2012, data were presented highlighting our success in identifying novel antigens for use in our malarial vaccine development program. Using a proprietary screening technology, we identified new antigens that are as protective as the gold standard, circumsporozoite protein, or CSP, in an industry-accepted mouse model of malaria. Data suggest that new antigens are needed and that CSP, used in vaccines being developed by others, may not be sufficient to generate a protective response in an adequate percentage of people. Data presented at the conference also highlighted our proprietary non-human primate adenoviral vectors that are capable of generating broad immune responses while avoiding the problems of vector-specific immunity which has limited the development of other adenoviruses as vectors for vaccines.

In April 2015, we announced a research collaboration with the LMIV. The collaboration utilized our proprietary gorilla adenovirus vectors to deliver a number of novel antigens discovered at the LMIV in order to create and test a variety of malaria vaccine candidates. We will construct vaccine candidates at LMIV’s laboratories and provide them to LMIV’s Vaccine Development Unit for preclinical testing. The purpose of this collaboration is to devise vaccines that block the transmission of the deadliest malaria-causing parasite, Plasmodium falciparum, by triggering the production of antibodies that are taken up by a mosquito when it bites a vaccinated individual. This approach, which is different from traditional vaccine approaches, is designed to launch an attack on the parasite while it is in its mosquito carrier and could potentially help stop the spread of the disease to subsequent bite victims.
ANIMAL HEALTH PRODUCT DEVELOPMENT PROGRAM
We are exploring applications of our technology to treat and prevent diseases that affect livestock and other animals. With our collaborators, we are developing vaccine and anti-viral candidates for the prevention and containment of FMD outbreaks. FMD is a highly contagious viral disease affecting cows and other animals with cloven hooves. Our novel FMD vaccine approach utilizes our proprietary adenovector technology and is manufactured on a proprietary GenVec cell line that is capable of producing antigens without the use of highly contagious FMD virus. Because the vaccine is produced without using killed virus materials, it can be produced cost effectively in the U.S. and around the world. While the United States has not had an outbreak of FMD since 1929, the highly contagious nature of FMD, and the grave economic consequences of an outbreak, have made developing a vaccine and anti-viral candidates a high priority of the U.S. government. Initial testing of a vaccine against FMD showed that inoculated cattle challenged with the virus causing FMD did not develop symptoms.
In June 2012, the U.S. Department of Agriculture’s (“USDA”) Animal and Plant Health Inspection Service (“APHIS”) issued a conditional license for our FMD vaccine for use in cattle. APHIS issued the conditional license to Antelope Valley Bios, Inc., who manufactured the vaccine under a contract with us. This is the first FMD vaccine licensed by the USDA Center for Veterinary Biologics. Under the conditional license, the product may be distributed as authorized by Federal emergency management officials within USDA, should the need for the product arise. APHIS issues conditional licenses in the event of an emergency situation, limited market or other special circumstance. In this case, the special circumstance was the need for an FMD vaccine that was capable of being manufactured in the U.S. that allowed for the differentiation between infected and vaccinated animals. The vaccine is available to agriculture officials in the event of an FMD emergency situation.
In December 2010, we entered into a collaboration with Merial to develop and commercialize our proprietary vaccine technology for use against FMD. Merial is the leading FMD vaccine producer in the world, with leading positions in all key markets. Under the agreement, Merial will be responsible for all costs related to the development and commercialization of FMD vaccines developed through the collaboration. If the program results in a commercial product, we will receive tiered development milestones and royalties in the mid-single digits on net sales. In May 2011, we entered into a second agreement with Merial. Under the agreement, Merial had the right to evaluate our technology for applications in other areas of animal health. This agreement expired in April 2016.
In September 2016, we amended our license agreement with Merial. Under the terms of the amendment we will provide Merial with certain biological materials and grant Merial the right to use the underlying our technology to further develop and advance FMD vaccine product candidates.
In February 2010, we signed a contract with the U.S. Department of Homeland Security to continue the development of adenovector-based vaccines against FMD. This agreement covered the use of our adenovector technology to develop additional FMD-serotype candidate vaccines and explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. This agreement was completed in February 2015.
TECHNOLOGY PLATFORM
We are pioneers in the gene therapy field, with experience progressing therapeutics and vaccines from the research stage to the product candidate stage and into clinical development. Our AdenoVerse technology can be used to deliver genes precisely to target cells in order to elicit the desired biological response, as exemplified by the delivery of CGF166 to the inner ear in our hearing loss and balance disorder program. In addition, our technology can be used to deliver one or more antigens to elicit immune responses to the target disease. We believe we are also a leader in adenovector design and testing, with experience in scale-up and manufacture. Our technology platform includes a broad array of proprietary adenovirus vectors for gene delivery for therapeutics and vaccines, as well as proven scale-up and production methodologies and proprietary manufacturing cell lines.
Our highly potent AdenoVerse vectors include human and non-human low-seroprevalence serotypes, such as our monkey and gorilla adenovectors, and are designed for superior performance by providing what we believe is the ability to avoid the pre-existing immunity issues that can hamper gene delivery using some other adenovector constructs.
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
Our manufacturing cell lines have been used to produce therapeutics and vaccines in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) with high yields for numerous clinical studies. Our track record includes the successful design and manufacture of novel adenovectors containing single or multiple genes for the production of therapeutic proteins or antigens that we have been able to scale up for clinical manufacturing. Therapeutics and vaccines designed by us and produced using our high-yield cell lines have been tested in over 3,000 study subjects in clinical trials conducted in the U.S., Europe, Africa and the Middle East.
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
Emerging Applications.   The AdenoVerse platform offers numerous advantages that could be beneficial for a variety of emerging therapeutic approaches such as gene editing, cell therapy, immunotherapy, regenerative medicine, and others. The flexibility of the AdenoVerse platform allows for the customized design of vectors capable of addressing the unique needs and limitations of each of these different applications. Our expertise in vector construction can be leveraged to construct vectors with specific performance characteristics necessary for the successful delivery and expression of the genetic material applicable in these emerging fields, and we intend to further explore these opportunities.
Proprietary Cell Lines.   Our established and proven 293-ORF6 and M2A cell lines are used to produce all of our proprietary adenovectors. Our cell lines perform excellently in serum-free, animal protein-free suspension culture and efficiently complement for the growth of even the most complex human-origin and nonhuman-origin adenovector constructs. These include vectors bearing the genes for multiple antigens, vectors bearing targeted expression cassettes, and vectors containing inserts that encode for proteins which interfere with the host cell metabolism and therefore pose challenges for scale-up and manufacture. Our cell lines produce high-concentration, stable adenovector lots that meet the rigorous manufacturing standards of our corporate and governmental collaborators as well as regulatory agencies.
RESEARCH AND DEVELOPMENT
As a biopharmaceutical company developing biologic products, and to support the activities discussed above, we have significant research and development expenditures each year. Our research and development expenses were $2.5 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively. These expenses were divided between our research and development programs in the following manner:

	Years ended December 31,
	2016	2015
	(in millions)
Therapeutic	$1.7	$0.5
Vaccines	0.5	1.0
Hearing loss and balance disorders	0.3	1.0
Other programs	—	0.1
Total	$2.5	$2.6

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
As of December 31, 2016, we hold or have licenses to 150 issued, allowed or pending patents worldwide, 40 of which are issued or allowed in the U.S. These patents and patent applications pertain to, among other things: the composition of matter of our vectors; genes that encode therapeutic proteins; expression control elements that regulate the production of the therapeutic proteins by such genes and targeting technology for enhanced target cell selectivity of our product candidates; cell lines used to manufacture our product candidates; methods of constructing, producing (including purification, quality control, and assay techniques), storing and shipping our product candidates; methods of administering our product candidates; and methods of treating disease using our product candidates.
Hearing Loss Program.   We have licensed the Atoh1 gene from the Baylor College of Medicine. This license is worldwide and is exclusive for gene therapy applications. We licensed our rights to this gene to Novartis as part of our worldwide collaboration with Novartis to develop treatments for hearing loss and balance disorders. Patents or patent applications covering our product candidate are directed to composition of matter for the Atoh1 gene therapy vectors, as well as compositions and methods of using the candidates emerging from this program. Issued patents that cover the product candidate begin to expire in 2024 and if patents are issued from the pending applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid for issued patents, we expect coverage to expire in 2035 (worldwide, excluding possible patent term extensions).
Proprietary Vectors.   We have issued patents and patent applications covering our proprietary AdenoVerse technology platform. We have filed patent applications that cover the composition of matter of our new non-human primate vectors, including those based on adenovirus isolated from mountain gorilla that if issued from the pending patent applications and if the appropriate maintenance, renewal annuity, or other governmental fees are paid are projected to expire in 2032 (excluding possible patent term extensions). Issued patents that cover the composition and use of our proprietary technology platform began to expire in 2015 and extend through 2033 if appropriate maintenance, renewal, annuity, or other governmental fees are paid.
Over this last year we have announced progress on the intellectual property front that we believe will help secure our interests to fully explore the potential of some of our newer adenovirus vectors. In January 2016, a U.S. patent that provides broad protection for our gene delivery vectors derived from mountain gorillas was issued. Based on the preclinical data we have seen to date, we believe these gorilla vectors have a strong potential in the molecular vaccines space as well as other applications. In addition, we were notified U.S. and European patents were issued in 2015 that cover our monkey adenovirus vector technology.
In May 1998, we entered into an Amended and Restated Exclusive License Agreement (the “Cornell agreement”) with the Cornell Research Foundation (“Cornell”), which was subsequently amended. Pursuant to the Cornell agreement, we license certain proteins, genes, gene vectors, and similar biological materials that relate to our adenovector platform. We are obligated to pay Cornell a yearly maintenance fee of  $50,000 (creditable against any royalty payable in that year). No royalty payments have been made to date, and prior to commercialization of a licensed product, we have no royalty obligations to Cornell. The Cornell agreement may be terminated by Cornell or by us in the event of an uncured material breach by the other party or by us for any reason with prior written notice. The Cornell agreement continues in full force until the expiration of all patents or applications covered thereby, unless otherwise terminated. The latest expiring patent under the Cornell agreement expires in 2020.
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

Manufacturing Strategy.   We have historically relied on third-party manufacturers or our collaborators for cGMP production for clinical trials. We have significant experience working with contract manufacturers and we have successfully transferred manufacturing processes to several collaborators and contract manufacturers. Our research and development facility is located in Gaithersburg, Maryland, where we have established laboratories and staff to support the non-cGMP production and characterization methods for our product candidates. Many of the production and assay technologies developed for our hearing restoration program, our now discontinued TNFerade clinical study, and those developed under our now terminated HIV vaccine contract with the National Institutes of Health, are suitable for our other product development programs.
We currently have two suppliers for our clinical manufacturing components, one for human health and one for animal health candidates. We procure raw materials, including specialized components known as resins, for our product purification and testing methods from a limited number of suppliers. We also procure nutrients used to support the growth of microorganisms or other cells from Thermo Fischer Scientific Corporation and another supplier, Lonza Walkersville, Inc., for custom buffers.
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
We are aware of products under development by our competitors that target the same prevention or treatment of disease. There are several development-stage and established entities, including major pharmaceutical and biotechnology companies that are actively engaged in infectious disease vaccine research and development. These include Sanofi S.A., Novartis, GlaxoSmithKline plc, MedImmune, Inc., (a wholly owned subsidiary of AstraZeneca), Merck & Co., Inc., Pfizer Inc., Crucell N.V. (part of the Janssen Pharmaceutical Companies of Johnson & Johnson), Bavarian Nordic A/S, Okairos S.r.l. (acquired by GlaxoSmithKline), Genocea BioSciences Inc., Vical Incorporated, Emergent Biosolutions Inc., and Novavax Inc. among others.
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
RSV Vaccine.   There are a number of companies pursuing the development of a RSV vaccine. These include but are not limited to MedImmune Inc., Sanofi S.A., Bavarian Nordic A/S, Crucell N.V., Novavax Inc., NanoBio Corporation, and Okairos S.r.l.
HSV Vaccine.   HSV vaccines are currently under development by Genocea BioSciences Inc., Sanofi S.A., Vical Incorporated, and Admedus Vaccines.
FMD Vaccine.   Vaccine manufacturers include Merial, Intervet Inc., a subsidiary of Merck & Co. Inc., Bayer AG, Indian Immunological Ltd. and other local vaccine producers around the world, including government producers as well as those pursuing the development of new vaccines.
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

•
submission to the FDA of an IND, which must become effective before human clinical trials may commence;

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy in the intended target population for each indication for which approval is sought;

•
performance of a consistent and reproducible manufacturing process intended for commercial use;

•
submission to the FDA of a Biologics License Application (“BLA”); and

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
The conduct of the clinical trials is subject to extensive regulation, including compliance with good clinical practice regulations and guidelines, obtaining informed patient consent, sponsor monitoring, auditing of the clinical, laboratory and product manufacturing sites, and review and approval of each study by an independent institutional review board (“IRB”) for each site proposing to conduct the clinical trial. The FDA, the IRB, a DSMB or Data Monitoring Committee, or the sponsor may, at its discretion, suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
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
As part of this review, the FDA may refer the BLA to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. Although the FDA is not bound by the opinion of the advisory committee, advisory committee discussions may further delay, limit, or prevent approval. The FDA also may conclude that as part of the BLA, the sponsor must develop a risk evaluation and mitigation strategy (“REMS”) to ensure that the benefits of the drug outweigh the risks. A REMS may have different components, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide better information to consumers about the drug’s risks and benefits.
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
Prior to granting approval, the FDA generally conducts an inspection of the facilities, including third-party contract facilities that will be involved in the manufacture, production, packaging, testing, and control of the drug substance and finished drug product for compliance with current Good Manufacturing Practices (“cGMP”). The FDA will not approve the BLA unless cGMP compliance is satisfactory. In addition, each manufacturing establishment must be registered with the FDA and is subject to periodic FDA inspection. In order to supply products for use either inside or outside the U.S., including for investigation in clinical trials, domestic and foreign manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country, often under reciprocal agreements with the FDA or by the FDA.
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
Under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) there is an abbreviated approval pathway for biologic products that are “biosimilar” to a previously approved biologic product, which is called the “reference product.” This abbreviated approval pathway is intended to permit a biosimilar product to come to market more quickly and less expensively than if a full BLA were submitted, by relying to some extent on the FDA’s previous review and approval of the reference product. If a proposed biosimilar product meets the statutory standards for approval (which include demonstrating that it is highly similar to the reference product and there are no clinically meaningful differences in safety, purity or potency between the products), the proposed biosimilar product may be approved on the basis of an application that is different from the standard BLA. In addition, a biosimilar product may be approved as interchangeable with the reference product if the proposed product application meets standards intended to ensure that the biosimilar product can be expected to produce the same clinical result as the reference product.
The BPCIA provides exclusivity periods during which a product approved under a BLA cannot be relied on as a reference product. No biosimilar application may be submitted to the FDA for a period of four years after the reference product was approved, and no biosimilar application may be approved until 12 years after the reference product’s approval. If pediatric studies with the reference product are performed and accepted by the FDA, the 12-year exclusivity period will be extended for an additional six months. Additionally, the first biosimilar product approved as interchangeable with a reference product will be granted an exclusivity period of varying length, depending on the factual circumstances. The contours of the BPCIA are being defined as the statute is implemented over a period of years. Some issues may be resolved through regulation or agency guidance, but other interpretations may develop on an ad hoc basis as the FDA confronts them in the context of specific applications. The FDA has to date issued various guidance documents and other materials indicating the agency’s thinking regarding a number of issues implicated by the BPCIA. Additionally, the FDA’s approval in 2015 of the first biosimilar application helps define the agency’s approach to certain issues.
Biologic Product Candidates for Animal Health
Our FMD vaccine product candidate is subject to a separate regulatory regime. In the U.S., governmental regulation of animal health products is primarily provided by two agencies: APHIS within the Department of Agriculture (“USDA”) and the Center for Veterinary Medicine within the FDA. Vaccines for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies, and information on performance of the product in field conditions. The USDA may issue one of two types of licenses: a full license or a conditional license. Conditional licenses are used to meet an emergency condition, limited market, local situation or other special circumstance and do not permit the general commercialization of the product. Conditionally licensed products are required to be pure and safe, and have a reasonable expectation of efficacy. Conditional licenses are effective for a finite time period and distribution of conditionally licensed products in each state is limited to authorized recipients designated by proper state officials. Conditional licenses may be renewed if the applicant demonstrates a good-faith effort toward obtaining full licensure.
In June 2012, APHIS issued a conditional license for our FMD vaccine for use in cattle. The conditional license was issued because of the need for an FMD vaccine that is capable of being manufactured in the United States that allows for the differentiation between infected and vaccinated animals. The vaccine is available to agriculture officials in the event of an FMD emergency situation. The conditional license was renewed in 2014 and in 2016 and is effective until 2018. We expect to seek a further renewal in 2018 when the current conditional license expires.
Reimbursement of Biologic Products.   If and when our products reach commercialization, insurance companies, health maintenance organizations, other third-party payers, and federal and state governments will be the primary payers for our products. The largest payer in this group will probably be the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs. Under Medicare, there are different reimbursement methodologies for certain drugs and biological products that depend on the site of service. These methodologies generally use average sales price (“ASP”) information. Manufacturers, including us, if and when we or our collaborators commercialize our products in the U.S., are required to provide ASP information for certain products to CMS on a quarterly basis if we participate in the Medicaid program. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $12,856 for each misrepresentation for each day in which the misrepresentation was applied. Additional civil monetary penalties apply for reporting false information or reporting required information late. ASP is used to compute Medicare payment rates, updated quarterly based on this ASP information. Until enough ASP data are available to calculate a payment rate, reimbursement is wholesale acquisition cost plus 6%. There also is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price (“AMP”) for the product. When the ASP for a product exceeds the product’s AMP by a specified percentage, the product’s ASP may be disregarded and an AMP-based reimbursement rate may be applied instead, which could cause further decreases in Medicare payment rates.
For covered physician-administered drugs and biological products furnished in a physician’s office, if the physician purchases the drug or biological product, CMS will reimburse the physician based upon that drug or biological product’s ASP plus 6% (reduced by sequestration, as discussed below). The ASP is determined by CMS based upon information reported by manufacturers. Medicare also has several reimbursement methodologies for drugs and biological products administered in hospital outpatient departments. New drugs and biologicals whose cost is “not insignificant” in relation to payment for related procedures are granted “pass-through status” and are reimbursed at ASP plus 6% for the first two to three years of payment under the Medicare hospital outpatient prospective payment system. For many other drugs and biological products that do not qualify for pass-through status but have an average cost per day greater than $110, the current Medicare payment to a hospital outpatient department is ASP plus 6%. Drugs and biological products with an average cost per day equal to or less than $110 are not separately reimbursed; payment for these products is included in payment for the associated procedure. Payment levels for drugs without pass-through status and the $110 threshold are subject to change through regulation each calendar year.
In addition, Congress may change Medicare reimbursement amounts or methods by statute. For example, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025, unless Congress modifies the sequestration in the future. In addition, Congress or CMS could change ASP-based reimbursement amounts through statute or regulation for the physician office or hospital outpatient settings, respectively. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, “PPACA”) also requires CMS to test new payment methodologies that would bundle payment for physician and hospital services and supplies, including drugs and biological products, for an episode of care. Changes to the calculation of ASP or Medicare reimbursement methodologies could affect reimbursement for our products and could negatively impact our results of operations, if and when we begin to commercialize products that could be reimbursed by the Medicare program.
Medicare Part D provides Medicare beneficiaries with drug coverage for self-administered drugs and biological products and other drugs and biological products not covered by Medicare, including many vaccines. This voluntary benefit is being implemented through private plans under contractual arrangements with the federal government. Currently, these plans negotiate directly with pharmaceutical manufacturers for rebates on drugs dispensed to Medicare Part D beneficiaries. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and use other utilization management tools when determining the drugs and biological products that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products. Private Medicare Part D plans pay physicians one payment that includes both the administration cost and the cost of the vaccine for those vaccines that are not already covered by law under a different component of the Medicare program. PPACA requires manufacturers to pay rebates of 50% on all drugs dispensed to beneficiaries, other than low-income beneficiaries, in the Medicare Part D coverage gap, often referred to as the “donut hole.” It is possible that future health reform legislation would require the government to negotiate Medicare Part D rebates directly, which could result in much higher rebate amounts than those currently negotiated with the plans. In addition, although certain treatments are currently included in CMS’s protected classes of drugs for purposes of Medicare Part D formularies, which generally ensures inclusion on plan formularies, it is possible that future regulatory or legislative changes could change that status.
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
Various states have adopted mechanisms under Medicaid that seek to control drug reimbursement, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. PPACA and subsequent legislation made significant changes to the Medicaid drug rebate program, including changing the definition of AMP, increasing the minimum rebate percentage, changing the rebate calculation for new formulations of existing products, capping the rebate amount at 100% of AMP, and expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. We expect, if and when we or our collaborators commercialize our products in the U.S., a significant portion of our revenue and the revenue of our collaborators from sales of our products will be obtained through government payers, including Medicare, Medicaid and Department of Defense (“DoD”) programs, and any failure to qualify for reimbursement for our products under those programs would have a material adverse effect on future revenues from sales of our products.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we anticipate that we will participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we will be obligated to make our products available for procurement on an FSS contract and charge prices to four federal agencies — VA, DoD, the Public Health Service and the Coast Guard — that are no higher than the statutory Federal Ceiling Price (“FCP”). The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which we will be required to calculate and report to the VA on a quarterly and annual basis.

To the extent our other products become available in the retail pharmacy setting if and when they are commercialized, we would be subject to Section 703 of the National Defense Authorization Act for Fiscal Year 2008. DoD has established a program under which it seeks FCP-based rebates from drug manufacturers on TRICARE retail utilization of covered drugs. Under this authority, DoD asserts an entitlement to rebates on TRICARE Retail Pharmacy utilization unless DoD grants a waiver or compromise of amounts due. Rebates are computed by subtracting the applicable FCP from the corresponding annual Non-FAMP. DoD has asserted the right to apply offsets and/or proceed under the Debt Collection Act in the event that a company does not pay rebates or request a waiver of rebate liability in a timely fashion. Companies that want their covered drugs to be eligible for favorable positioning on DoD’s Uniform Formulary must enter into a Section 703 Agreement with the Defense Health Agency under which the company agrees to pay the quarterly rebates.
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
The effects of reforms under PPACA will be shaped significantly by implementing regulations and by state government decisions. On February 1, 2016, CMS issued a final regulation to implement the changes to the Medicaid drug rebate program under PPACA. This regulation became effective on April 1, 2016. Many states chose not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as permitted by PPACA. It is unclear whether these states will choose to expand their programs in the future and whether there will be more uninsured patients than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program as permitted by PPACA, there will be fewer insured patients overall. The reduction in the number of insured patients could impact our sales, business and financial condition following the commercialization, if successful, of our products in the U.S.
Moreover, legislative changes to PPACA and new or revised regulations remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. These changes could affect all of the PPACA-related policies discussed above and could have a significant effect on the number of insured patients in the U.S., the breadth of coverage under insurance plans, financing of healthcare, and reimbursement rates, which could impact our sales, business and financial condition following the commercialization, if successful, of our products in the U.S. We expect that PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.
Other Laws and Regulations
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

•
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

•
Numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.
•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

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

•
The federal Foreign Corrupt Practices Act of 1997 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, failure to achieve and sustain compliance with applicable federal and state privacy, security and fraud laws could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Name	Age	Present Position with the Registrant
Douglas J. Swirsky	47	President and Chief Executive Officer and Corporate Secretary
Douglas E. Brough, Ph.D.	62	Chief Scientific Officer
Bryan T. Butman, Ph.D.	64	Sr. Vice President, Development
James V. Lambert	52	Sr. Director, Accounting and Finance, Corporate Controller, and Treasurer
The Board of Directors appoints all executive officers annually. There is no family relationship between or among any of the executive officers or directors, or any arrangement or understandings pursuant to which the officers were appointed.
Douglas J. Swirsky has served as the President and Chief Executive Officer and as a director of the Company since September 2013. He joined GenVec in 2006 as Chief Financial Officer, Treasurer, and Corporate Secretary; and continues to serve as Corporate Secretary. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a holder of a Chartered Financial Analyst® designation, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is the Chairman of the Board of Directors of Fibrocell Science, Inc. Within the past five years, Mr. Swirsky has also served on the board of PolyMedix, Inc.
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

EMPLOYEES
As of February 28, 2017, we had 15 full-time employees, three of whom hold Ph.D. degrees and four of whom hold other advanced degrees. Of our total workforce, five are engaged primarily in research and development activities and 10 are engaged primarily in business development, finance, marketing, and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.
PRINCIPAL EXECUTIVE OFFICES
We were incorporated in Delaware in 1992. Our principal executive offices are located at 910 Clopper Road, Suite 220N, Gaithersburg, Maryland 20878. Our telephone number at that location is (240) 632-0740.
AVAILABLE INFORMATION
We maintain an internet website at www.genvec.com. Our electronic filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website also includes copies or links to selected published studies and posters of presentations, within the limits of copyright law and practicability, which contain additional information about clinical trials of our product candidates. Our website and the information we post on our website is expressly not incorporated by reference in this Annual Report on Form 10-K. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
We have incurred net losses in each year since our inception in December 1992, including a net loss of $5.8 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of approximately $290.6 million. We are unsure if or when we will become profitable. The size of our net losses will depend on our revenues and our expenses.
We have derived our revenues primarily from payments from collaborations with corporations and government entities and expect to do so for the foreseeable future. It may be years, if ever, before we will recognize revenue from product candidate sales or royalties. While we have taken efforts to control costs throughout 2016, a large portion of our expenses are fixed, including expenses related to facilities, equipment and personnel, and our ability to continue to meaningfully reduce costs is limited. In addition, we expect to continue to spend significant amounts to fund research and development to advance our programs and to enhance our core technologies. As a result of our operating expenses, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, it may not be sustainable.
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
We face the risk of failure involved in developing therapies based on new technologies and the difficulties generally associated with drug development. CGF166 is the only product candidate that we and our collaborators currently have in clinical trials. Novartis initiated dosing in a Phase 1/2 clinical trial of CGF166 in October 2014. On January 8, 2016, we were notified by Novartis that enrollment in the clinical trial had been paused, based on a review of data by the trial’s Data Safety Monitoring Board (“DSMB”) in accordance with criteria in the trial protocol and the FDA placed the clinical trial on hold. The FDA lifted the clinical hold on July 25, 2016 and the Phase 1/2 clinical trial of CGF166 is currently ongoing. In February 2017, we were notified that the first patient in the fourth cohort of the trial had been dosed.
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
Before commencing clinical trials, we or our collaborators must submit an IND application to the FDA and wait for the IND to become effective 30 days following its receipt by the FDA. Even after an IND becomes effective, however, a clinical trial is subject to continuing oversight by an Institutional Review Board (“IRB”) and the FDA, and in some cases by a DSMB or Data Monitoring Committee (“DMC”).

Clinical trials are also subject to:
•
good clinical practices (“GCP”) regulations, which include a requirement for each subject’s informed consent; and

•
potential suspension or termination by the company conducting the clinical trial, the IRB, or the FDA at any time if, among other reasons, it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of the trials.

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
Additionally, clinical trials may be suspended or terminated at any time by the FDA, an IRB, a DSMB or DMC, other regulatory authorities, or by us for a variety of reasons, including safety. In January 2016, Novartis paused enrollment in the clinical trial of CGF166, based on a review of data by the trial’s DSMB in accordance with criteria in the trial protocol and the FDA placed the clinical trial on hold. The FDA lifted the clinical hold on July 25, 2016, and the Phase 1/2 clinical trial of CGF166 is currently ongoing. Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and commercial prospects for our product candidates.
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
We do not currently have any therapeutic products or vaccines in late stage clinical programs, and the one product of ours that has received some approval is our FMD vaccine, for which a conditional license was issued that is applicable in certain emergency or similar situations. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of our product candidates in our therapeutic product or vaccine programs. In October 2014, Novartis initiated dosing in a Phase 1/2 clinical trial of CGF166. In January 2016, Novartis paused enrollment in the clinical trial, and the FDA placed the clinical trial on hold. The FDA lifted the clinical hold on July 25, 2016, and the Phase 1/2 clinical trial of CGF166 is currently ongoing. In February 2017, we were notified that the first patient in the fourth cohort of the trial had been dosed. However, there can be no assurance that CGF166 will successfully complete that trial, much less enter or successfully complete any other clinical trial. There also can be no assurance that any of our other therapeutic products or our vaccines will enter or successfully complete the clinical trials required for commercialization.
We do not know if our strategy will be successful.
Our operating strategy focuses on working with leading companies and organizations such as Novartis and the U.S. government to leverage our proprietary gene-delivery technologies to address the prevention and treatment of significant health concerns. This strategy includes working with Novartis to facilitate the development of first-in-class products for the treatment of hearing and balance disorders, developing a sustainable revenue base by licensing rights to our proprietary vector and cell line technologies to additional companies and organizations, licensing our preclinical vaccine candidates for the prevention of RSV and the treatment of HSV-2 infection, and minimizing our cash burn by operating our business in a cost-efficient manner. This operating strategy may not be successful, and is largely dependent on the success of our collaboration agreement with Novartis, of which there can be no assurance, and our ability to enter into additional collaborations, which we have only been able to do to a limited extent.
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
In addition to corporate collaborations, we have historically entered into agreements with U.S. government agencies, such as the National Institute of Allergy and Infectious Diseases of the National Institutes of Health, the U.S. Department of Homeland Security (“DHS”), the U.S. Department of Agriculture (“USDA”) and the U.S. Naval Medical Research Center (“NMRC”) to support our vaccine research. These and similar agreements have historically accounted for a substantial portion of our revenues, and we intend to continue entering into these agreements in the future. Our business strategy is partially dependent on collaboration agreements with U.S. government agencies and on the ability of these government agencies to perform under these agreements, which performance depends on adequate continued funding of the agencies and their programs.
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
We apply for and have received funding from government agencies under Small Business Technology Transfer and Small Business Innovation Research grants. Eligibility of public companies to receive such grants is based on size and ownership criteria that are under review by the Small Business Administration. As a result, our eligibility may change in the future and additional funding from this source may not be available.
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

•
the collaborator could have the ability to unilaterally terminate agreements, or have extension or renewal rights, in instances that we believe are not commercially reasonable or consistent with our current business strategy; or

•
the collaborator may not be able to pay us as expected.

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
Completion of clinical trials for and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our gene-based products in the volumes that will be necessary to support large-scale clinical trials or commercial sales, and we expect that we will rely on our collaborators for manufacturing capabilities. Before we or our collaborators can begin commercial manufacturing of any of our product candidates, we or our collaborators must obtain regulatory approval of the manufacturing facility and process. Manufacturing of our proposed products must comply with the FDA’s current Good Manufacturing Practices (“cGMP”) requirements and similar non-U.S. regulatory requirements. The cGMP requirements govern, among other things, personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. Among other things, complying with cGMP and comparable non-U.S. regulatory requirements will require us to expend time, money and effort in production, record keeping, and quality control to ensure the product meets applicable specifications and other requirements. We or our collaborators must also pass a preapproval inspection before FDA approval. Significant capital will likely need to be expended on the development of manufacturing capacity for a product candidate even before we know if the FDA will approve the product for commercialization. Furthermore, if we or our collaborators materially fail to comply with these requirements, our product candidates likely would not be approved. If we or our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action (including warning letters, restrictions on the product, product recalls, suspension or withdrawal of approval, seizures, injunctions, civil fines, and criminal sanctions), and we may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities generally have the authority to perform unannounced periodic inspections of manufacturing facilities to ensure compliance with cGMP and non-U.S. regulatory requirements.

We rely on a limited number of suppliers for some of our manufacturing materials. Any problems experienced by any of these suppliers could negatively impact our operations.
We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. Some of these materials are available from only one supplier or vendor. For supply of early clinical trial materials, we rely on one supplier, Thermo Fisher Scientific Corporation, for its cell culture medium and another supplier, Lonza Walkersville, Inc., for custom buffers. The cell culture medium is used to grow the cells within which our product candidates are produced. We do not currently have supply agreements with any of our suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations.
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
In addition, our products, if approved, may subsequently face competition from biosimilar products that are approved via an abbreviated process on the basis of a showing that the product is highly similar to our approved product. The Biologics Price Competition and Innovation Act provides periods of exclusivity during which abbreviated applications may not be submitted to, or approved by, the FDA, but the statute then allows approval by an abbreviated pathway and, if certain standards are met, a finding by the FDA that the biosimilar product is interchangeable with the reference product. A similar abbreviated approval process for biosimilars (but without the possibility of an interchangeability determination) is available in Europe. If competitors are able to obtain marketing approval for biosimilars under an abbreviated regulatory approval process in the U.S. or Europe, our products may become subject to additional competition with the attendant pricing pressure. We also could face or be forced to bring litigation with respect to the validity or scope of patents relating to our products.
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
We depend on a limited number of collaborators for a significant portion of our revenues, and the loss of or significant reduction in business with those business partners could materially adversely affect our business and operating results.
Novartis and the U.S. government accounted for approximately 80% and 83% of our revenues for the years ended December 31, 2016 and 2015, respectively. While the concentration of our business with a small number of collaborators may provide certain benefits to us, it also exposes us to adverse effects in the event of a disruption in our relationship with any of them. We are particularly dependent on our agreement with Novartis. If Novartis or the U.S. government decreases business with us, fails to fulfill its obligations to us, or terminates its relationship with us, we could experience material adverse effects on our business, operating results and financial condition.
Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and these changes could have a material adverse effect on our business and financial condition if we are able to commercialize our candidate products.
Healthcare costs have risen significantly over the past decade. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, “PPACA”), substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal and private healthcare programs, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.
We anticipate that if and when we or our collaborators commercialize our products in the U.S., a significant portion of our revenue and the revenue from our collaborators from sales of our products will be derived from government payers, including Medicare, Medicaid, and Department of Defense (“DoD”) programs. Reimbursement rates to purchasers of our drugs and our net revenues for sales of drugs used by these programs can be altered by legislation or regulation. PPACA and other federal law require rebates on certain drugs utilized under Medicare, Medicaid, and DoD programs and require discounts on certain drugs furnished to Medicare beneficiaries. For example, as part of PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), once we or our collaborators participate in the Medicare program, we or our collaborators will be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole.
PPACA also made changes to the Medicaid drug rebate program, discussed further herein, including changing the definition of AMP, expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well, and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products and from 11% to 13% for non-innovator products. We expect that the increased minimum rebate of 23.1% will apply to our products following commercialization, if successful, in the U.S. Furthermore, PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of  $4.0 billion in 2017, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

The effects of reforms under PPACA will be shaped significantly by implementing regulations and by state government decisions. On February 1, 2016, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs, issued a final regulation to implement the changes to the Medicaid drug rebate program under PPACA. This regulation became effective on April 1, 2016. Many states have not chosen to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted by PPACA. It is unclear whether these states will choose to expand their programs in the future and whether there will be more uninsured patients than anticipated when Congress passed PPACA. For each state that does not choose to expand its Medicaid program as permitted by PPACA, there will be fewer insured patients overall. The reduction in the number of insured patients could impact the sales, business and financial condition following the commercialization, if successful, of our products in the U.S.
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
Legislative changes to PPACA and new or revised regulations remain possible and appear likely in the 115th Congress and under the Trump Administration. These changes could affect all of the PPACA-related policies discussed above and could have a significant effect on the number of insured patients in the U.S., the breadth of coverage under insurance plans, financing of healthcare, and reimbursement rates, which could impact our sales, business, and financial condition following the commercialization, if successful, of our products in the U.S.. We expect that PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.
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

•
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

•
Numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.

•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

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

•
The federal Foreign Corrupt Practices Act of 1997 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, failure to achieve and sustain compliance with applicable federal and state privacy, security and fraud laws could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.
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
Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations, or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts. In addition, preclinical animal studies conducted by us or third parties on our behalf may be subject to the FDA’s Good Laboratory Practices (“GLP”) regulations and the USDA regulations for certain animal species. Failure to comply with applicable regulations could extend or delay clinical trials conducted for our drug candidates.
Our stock price could continue to be highly volatile and investors may not be able to resell their shares at or above the price they paid for them.
The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. For the period January 1 to February 28, 2017, the closing price of our stock price ranged from $3.20 to $8.79. The following factors, among others, could have a significant impact on the market price of our common stock:
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
We do not anticipate that we will have any net income for the foreseeable future and accordingly, we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in our Company will be realized, if at all, only when you sell shares of our common stock.

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
Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:
•
establishing a classified Board of Directors requiring that members of the board be elected in different years, which lengthens the time needed to elect a new majority of the Board of Directors;

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
In August 2011, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group (except under certain circumstances) acquires 20 percent or more of our outstanding common stock or 10 business days after commencement or announcement of a tender or exchange offer for 20 percent or more of our outstanding common stock (such person or group, an “Acquiring Person”), the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20 percent or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.
In connection with the execution of our merger agreement with Intrexon Corporation (“Intrexon”), we amended the rights plan to provide that none of Intrexon, its merger subsidiary or any of their respective associates or affiliates shall become an Acquiring Person under the rights plan and to otherwise exempt the merger from triggering provisions or rights under the rights plan.
Our ability to utilize our net operating loss carryforwards may be limited.
We have significant federal and state net operating loss carryforwards. However, our net operating loss carryforwards and certain other tax attributes may expire and not be used. Additionally, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, as well as other pre-change tax attributes (e.g., research and experimentation tax credits), to offset its post-change income may be limited. We have previously experienced at least one ownership change and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership or future equity offerings. As of December 31, 2016, we had federal net operating loss carryforwards of approximately $266 million that expire beginning in 2018 through 2036 that together with other tax attributes could expire unutilized or could be limited if we have experienced, or if in the future we experience, an ownership change.
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
We have historically raised capital through the issuance of equity securities. We may also choose to issue debt securities. The issuance of debt or equity securities could adversely affect the voting power of holders of our common stock. The issuance of debt or equity securities could also decrease the market price of our common stock or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.
We may not be able to raise additional capital on favorable terms, if at all.
We may not be able to raise additional funds on acceptable terms, or at all, through the issuance of equity or debt securities. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended.

Risks Related to the Merger Agreement with Intrexon
Failure to consummate the merger could negatively impact our stock price and our future business and financial results.
The merger agreement with Intrexon (the “Merger Agreement”) contains a number of customary conditions to closing, including the accuracy of Intrexon’s and our representations and warranties to varying standards, the performance of each company’s covenants, the absence of any legal prohibitions to closing, the adoption of the Merger Agreement by our shareholders and certain other conditions. Many of the conditions to closing are not within either our control and we cannot predict when or if these conditions will be satisfied.
If any condition to the merger is not satisfied or waived, it is possible that the merger will not be consummated in the expected time frame or at all. In addition, we or Intrexon may terminate the Merger Agreement under certain circumstances even if the merger is adopted and approved by or shareholders, including if the merger has not been completed, subject to certain conditions, on or before July 24, 2017. If the merger is not completed for any reason, our ongoing business may be adversely affected and the companies will be subject to several risks, including the following:
•
having to pay all of the fees and expenses incurred in connection with the proposed merger;

•
having to pay, under certain circumstances, a termination fee equal to $550,000;

•
having to reimburse, under certain circumstances, Intrexon for reasonable out of pocket expenses in an amount of up to $400,000 and to pay, in certain circumstances, an additional expense amount equal to $200,000; and

•
focusing our management on the proposed merger instead of on pursuing other opportunities that could be beneficial to us, without realizing any of the benefits of having the proposed merger completed.

If the Merger Agreement is terminated, we may be unable to find another party willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. The negative publicity that could accompany such a termination could adversely impact our ability to find an alternate partner for a strategic transaction or to obtain required financing for any such transaction.
In addition, failure to complete the merger could result in a decrease in the market price of our common stock to the extent that the current market price of those shares reflects a market assumption that the merger will be completed. In addition, neither company would realize any of the expected benefits of having completed the merger. Further, failure to complete the merger could result in damage to our reputation and business relationships. We could also be subject to litigation related to any failure to consummate the merger or related to any enforcement proceedings commenced against us to perform our obligations under the merger agreement.
Therefore, a failure to consummate the merger could materially and adversely affect our business, financial results and stock price, and could limit each company’s ability to pursue our strategic goals.
We suffered recurring losses from operations and have an accumulated deficit, which raises substantial doubt about our ability to continue as a going concern and, absent additional financing, we may be unable to remain a going concern.
We suffered recurring losses from operations and have an accumulated deficit. If the merger with Intrexon is not consummated and we are unsuccessful in our efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm at the beginning of the Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K includes an explanatory paragraph about our ability to continue as a going concern.

Our Financial Statements for the year ended December 31, 2016 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, our financial situation and the presence of an explanatory paragraph about our ability to continue as a going concern could make it more difficult to raise the capital necessary to address our current needs.
The pendency of the merger could adversely affect our business and operations.
Some of our collaborators may delay or defer decisions because of uncertainties or lack of understanding about the merger’s potential effect on their businesses, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their roles with the combined company following the merger, which may materially adversely affect our ability to attract, retain and motivate key personnel during the pendency of the merger and which may materially adversely divert attention from the daily activities of the Company and our existing employees.
The Merger Agreement limits our ability to pursue alternatives to the merger.
Under the Merger Agreement, we agreed not to, beginning on the date of the merger agreement, (i) solicit proposals relating to alternative acquisition proposals or (ii) engage or participate in discussions or negotiations with, or provide non-public information to, any person relating to any such alternative acquisition proposal, subject to certain limited exceptions. Intrexon generally has an opportunity to offer to modify the terms of the proposed merger in response to any competing acquisition proposal that may be made before our Board of Directors may withdraw, or change, its recommendation to our shareholders.
If the Merger Agreement is terminated in certain circumstances, we would be required to pay Intrexon a termination fee equal to $550,000. In addition, if the Merger Agreement is terminated under certain circumstances, we would be required to compensate Intrexon for its actual reasonable out of pocket costs and expenses up to $400,000, plus an additional expense amount equal to $200,000.
These provisions could discourage a third party that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the merger, or might result in a third party proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that becomes payable in certain circumstances.
If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger.
Under the terms of the Merger Agreement, we are subject to certain restrictions on our business activities.
The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, and restricts us from taking certain specified actions until the merger is completed. These restrictions may prevent us from making desirable expenditures, including with regard to capital expenditures, pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the merger agreement.
If the proposed merger is not completed, we will have incurred substantial costs that could adversely affect our financial results and operations and the market price of our common stock.
If the merger is not completed, our on-going business may be adversely affected. Without having realized any of the benefits of the merger, we will be subject to a number of risks, including:
•
we will be required to pay our costs relating to the proposed merger if the merger is not completed;

•
we may be required to pay a termination fee to Intrexon or to reimburse Intrexon for certain transaction-related expenses;

•
the merger agreement provides for certain restrictions on the operations of our business prior to the completion of the merger, which may affect our ability to execute certain of our business strategies; and

•
matters relating to the merger will require substantial commitments of time and resources by our management team, and our management team will not have devoted as much time and resources to other opportunities that may have been beneficial to us as a stand-alone company.

We may also be subject to litigation related to any failure to complete the merger. If the merger is not completed, these risks may materialize and may adversely affect our business, financial results and the market price of our common stock.
If the proposed merger is not completed, our ability to continue as a stand-alone company may be uncertain.
Our ability to continue as a stand-alone company, including our ability to secure necessary funding for our operations, may face uncertainty if the merger is not completed. Our ability to execute on our operating strategy may also be affected by the failure to complete the merger. For example, potential licensees or other collaborators may be reluctant to enter into arrangements with us on terms that are acceptable to us, or at all, because of any concerns regarding our long-term stability and plans raised by entering into the merger agreement and then failing to complete the merger. Accordingly, we may not be able to successfully execute our operating strategy.
In addition, if the merger is not completed and the our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the per share merger consideration Intrexon has agreed to provide in the merger.
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.
ITEM 2.
PROPERTIES

Our corporate offices and research and development laboratories are located at a facility at 910 Clopper Road, Gaithersburg, Maryland, where we lease space. The lease was amended effective July 1, 2016 to add 4,457 square feet of leased space, and we now lease space in the facility totaling 13,969 square feet. The term of the lease expires on June 30, 2021. We currently believe this facility is sufficient to meet its present needs. The leased space includes unused space we can utilize to accommodate future growth.
ITEM 3.
LEGAL PROCEEDINGS

None.
ITEM 4.
MINE SAFETY DISCLOSURES

Not Applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “GNVC”. Set forth below is the range of quarterly high and low closing sale prices for our common stock, adjusted to reflect the effect of the reverse stock split of our Common Stock on December 1, 2016, for the two most recent years, as reported on the NASDAQ Capital Market:
	HIGH	LOW
First Quarter 2016	$18.20	$3.80
Second Quarter 2016	$9.60	$5.73
Third Quarter 2016	$7.25	$4.70
Fourth Quarter 2016	$4.33	$2.85
First Quarter 2015	$43.10	$21.60
Second Quarter 2015	$30.30	$18.50
Third Quarter 2015	$29.20	$20.10
Fourth Quarter 2015	$23.70	$15.90
As of February 28, 2017, there were approximately 17 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”), which is the single record holder for shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners.
We have not paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our equity securities during the quarter ended December 31, 2016.
Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 6.
SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for each of the years in the five-year period ended December 31, 2016. The information below should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.
SUMMARY STATEMENT OF OPERATIONS:
	YEARS ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenues	$511	$885	$6,041	$3,682	$9,353
Operating expenses:
General and administrative	5,227	4,901	6,314	8,484	9,102
Research and development	2,499	2,551	2,264	5,492	14,348
Total operating expenses	7,726	7,452	8,578	13,976	23,450
Operating loss	(7,215)	(6,567)	(2,537)	(10,294)	(14,097)
Other income, net	1,428	22	22	275	42
Net loss	$(5,787)	$(6,545)	$(2,515)	$(10,019)	$(14,055)
Basic and diluted net loss per share	$(2.78)	$(3.90)	$(1.59)	$(7.74)	$(10.86)
Shares used in computation of basic and diluted net loss per share	2,080	1,678	1,583	1,295	1,294

SUMMARY BALANCE SHEET DATA:
	AS OF DECEMBER 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalents, and short-term investments	$7,165	$8,676	$14,692	$6,105	$15,255
Working capital	5,611	7,393	13,014	3,999	12,741
Total assets	7,707	9,463	15,609	7,254	17,430
Accumulated deficit	(290,627)	(284,840)	(278,295)	(275,780)	(265,761)
Total stockholders’ equity	4,705	7,680	13,298	4,610	13,743
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
OVERVIEW
GenVec, Inc. (“GenVec”, “we”, “our”, or the “Company”) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerse™ gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. We are pioneers in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, “Novartis”) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.
A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with prominent companies and organizations such as Novartis, Merial (a unit of Boehringer Ingelheim), Washington University in St. Louis, and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. GenVec’s combination of internal and partnered development programs addresses therapeutic areas such as hearing loss and balance disorders, oncology, bleeding disorders, as well as vaccines against infectious diseases including respiratory syncytial virus (“RSV”), herpes simplex virus (“HSV”), malaria; and in the area of animal health vaccines against foot-and-mouth disease (“FMD”).
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
Our research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicates that the delivery of the atonal gene using our adenovector technology may have the potential to restore hearing and balance function. We are currently working with Novartis on the development of novel treatments for hearing loss and balance disorders that emerged from these research and development efforts. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.
We have multiple vaccine candidates that leverage our core adenovector technology including our preclinical vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology (“LMIV”) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health.
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
On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore were not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22,

2016, to regain compliance with the minimum bid price requirement. On August 23, 2016, we received notification from NASDAQ that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance, the closing bid price of our common stock had to meet or exceed $1.00 per share for at least ten consecutive business days. On October 20, 2016, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio within the range of one-for-three to one-for-ten, as determined by our board of directors. On December 1, 2016, we effected the reverse stock split at a ratio of one-for-ten, whereby each 10 shares of common stock were combined into one share of common stock. The reverse stock split was intended to enable us to regain compliance with the Bid Price Requirement. On December 15, 2016, we received a notice from NASDAQ stating that we had regained compliance.
On January 24, 2017, GenVec, Intrexon Corporation, a Virginia corporation (“Intrexon”), and Intrexon GV Holding, Inc., a Delaware corporation and wholly owned subsidiary of Intrexon (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and on the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into GenVec (the “Merger”). GenVec will survive the Merger as a wholly owned subsidiary of Intrexon.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of GenVec (the “GenVec Shares”) issued and outstanding immediately prior to the Effective Time (other than shares held directly by Intrexon or Merger Sub and shares owned by GenVec stockholders who have exercised their appraisal rights under Delaware law) will be converted into the right to receive merger consideration consisting of  (i) 0.297 validly issued, fully paid and non-assessable shares of Intrexon’s common stock, plus (ii) an amount equal to half of certain payments actually received by GenVec or its successor or any of their affiliates from or on behalf of Novartis under the Research Collaboration and License Agreement, dated January 13, 2010, as amended, between GenVec and Novartis, on account of milestone payments or royalties due in relation to the period ending 36 months after the closing date divided by the number of GenVec Shares having rights to the Merger Consideration, including any warrants that are exercised, in each case, subject to any withholding of taxes required by applicable law (the “Merger Consideration”). The exchange ratio for the stock portion of the Merger Consideration represents $7.00 per GenVec Share based on Intrexon’s five-day volume weighted average price as of January 23, 2017.
The Merger Agreement may be terminated by mutual written consent of Intrexon and GenVec, and by either party if  (i) the requisite GenVec stockholder approval has not been obtained at the meeting of GenVec’s stockholders, (ii) any governmental order restraining or prohibiting the Merger becomes final and non-appealable, (iii) the Merger is not consummated by July 24, 2017 (the “Outside Date”), or (iv) the other party breaches any of its representations, warranties, covenants or agreements in the Merger Agreement such that conditions to close the Merger that relate to compliance with representations and warranties and other obligations under the Merger Agreement are not reasonably capable of being satisfied while the breach is continuing and the breach is incapable of a cure sufficient to allow satisfaction of the conditions prior to the Outside Date (a “Specified Breach”). In addition, Intrexon may terminate the Merger Agreement if GenVec effects a Change of Board Recommendation, and GenVec may terminate the Merger Agreement if it effects a Change of Board Recommendation in respect of a Superior Proposal and substantially concurrently with termination enters into a definitive agreement with respect to such Superior Proposal.
If the Merger Agreement is terminated by either party as a result of a Change of Board Recommendation, then GenVec must pay Intrexon a termination fee equal to $550,000 (the “Termination Fee”). The Termination Fee is also payable if the Merger Agreement is terminated by (i) either party as a result of the Merger not being consummated by the Outside Date or (ii) Intrexon based solely on a Specified Breach by GenVec of any covenant or agreement in the Merger Agreement and, in either case, an Acquisition Proposal has been announced publicly or made to GenVec, and GenVec enters into an agreement in respect of the Acquisition Proposal within 12 months of termination of the Merger Agreement. GenVec will also be obligated to pay Intrexon an expense reimbursement of up to $400,000 (the “Expense Reimbursement”) if the Merger Agreement is terminated by Intrexon because of a Specified Breach by GenVec of any covenant or agreement in the Merger Agreement and within six months after the date of such termination we enter into a definitive agreement with a third party in respect of any acquisition proposal. In addition, if

GenVec willfully breaches its non-solicitation covenants, then in circumstances in which an Expense Reimbursement is paid, GenVec will also be obligated to pay Intrexon an additional $200,000 (the “Additional Expense Amount”). If GenVec pays Intrexon the Expense Reimbursement, including the Additional Expense Amount to the extent applicable, and the Termination Fee thereafter becomes payable, then the Termination Fee will be reduced by the amount of the previously paid Expense Reimbursement and the Additional Expense Amount, as applicable.
Our research and development expenses were $2.5 million and $2.6 million for each of the years ended December 31, 2016 and 2015, respectively. These expenses were divided between our research and development platforms in the following manner:
	Years ended December 31,
	2016	2015
	(in millions)
Therapeutic	$1.7	$0.5
Vaccines	0.5	1.0
Hearing loss and balance disorders	0.3	1.0
Other programs	—	0.1
Total	$2.5	$2.6

Therapeutic.   Our therapeutic programs have been funded in part by our collaborations with both corporate and governmental entities. Since commencement of these development programs, GenVec has incurred approximately $27.8 million in research and development costs, including an allocation of corporate general and administrative expenses.
Hearing.   Through a collaboration with Novartis, our hearing loss and balance disorders program is focused on the restoration of hearing and balance function through the regeneration of critical cells of the inner ear. Since commencement of this development program, GenVec has incurred approximately $24.7 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreement with Novartis.
Vaccines.   Our vaccine programs have been funded in part by our collaborations with both corporate and governmental entities. GenVec has worked on developing vaccine candidates against RSV, HSV, and other infectious diseases, as well as an animal health vaccine for FMD, and continues to work on vaccine candidates for malaria. Since the commencement of these vaccine development programs, GenVec has incurred approximately $121.6 million in research and development costs, including an allocation of corporate general and administrative expenses, most of which have been funded under our agreements with our various collaborators. We have a collaboration with Merial to develop and commercialize vaccines for the prevention of a major animal health problem, FMD. Development efforts for this program were supported by the U.S. Department of Homeland Security and in collaboration with the U.S. Department of Agriculture. We also have a research collaboration with LMIV that will utilize GenVec’s proprietary gorilla adenovirus vectors to deliver a number of novel antigens discovered at LMIV in order to create and test a variety of malaria vaccine candidates.
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

We have incurred operating losses each year since inception and, as of December 31, 2016, had an accumulated deficit of approximately $290.6 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative activities. Research and development expenses consist primarily of salaries and related personnel costs, sponsored research costs, patent costs, technology access fees, clinical trial costs, and other expenses related to our product development and research programs. General and administrative expenses consist primarily of compensation and benefit expenses for executive, finance and other administrative personnel, facility costs, professional fees, business development costs, insurance premiums, and other general corporate expenditures.
Due to the inherent uncertainties in research and development and the nature of our business, including those discussed throughout this Annual Report on Form 10-K, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. However, we believe our current cash, cash equivalents, investments and committed and expected revenues from our strategic collaborations are expected to be sufficient to continue our current research, development and collaborative activities into early 2018.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates using authoritative pronouncements, historical experience, and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Financial Statements included in this Annual Report on Form 10-K.
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
RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2016 AND 2015
REVENUE
Revenue.   Revenue decreased 42% to $0.5 million in 2016 from $0.9 million in 2015.
Revenues for the 12-month period ended December 31, 2016 were primarily derived from our collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Revenues were also derived from our funded research and development programs with the National Institutes of Allergy and Infectious Diseases of the National Institutes of Health, the U.S. Naval Medical Research Center, the U.S. Department of Homeland Security (“DHS”) and Merial, all of which use GenVec’s proprietary adenovector technology for the development of vaccines against malaria or vaccine candidates against FMD for livestock.
In January 2010, we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis.
In addition, the agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. Our research collaboration and license agreement with Novartis accounted for $0.1 million and $0.2 million of revenue for 2016 and 2015, respectively.
For more information on the Novartis agreement, its terms and the amounts paid or recognized thereunder to date, see Note 6, “Collaborative Agreements,” in Notes to Financial Statements.
In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. This agreement accounted for $0.1 million and $0.2 million in revenue in 2016 and 2015, respectively.

The decrease in revenue in 2016 is primarily due to a reduction in requested services performed in connection with our hearing loss and balance disorders program in 2016 as compared to the prior year. Also contributing to the reduction was lower revenue earned under our animal health program. Our work under the contract with the DHS related to our animal health program was completed in February 2015; as a result we experienced reduced revenues of  $0.2 million. This was partially offset by an amended license agreement with Merial for $0.1 million. Also partially offsetting the decrease was an increase in revenue associated with our malaria program of  $0.1 million.
OPERATING EXPENSES
General and administrative.   General and administrative expenses increased 7% to $5.2 million in 2016 from $4.9 million in 2015. General and administrative expenses were higher in 2016 primarily attributable to higher personnel costs related to the expansion of our workforce. The increased costs were partially offset by a decrease in professional service costs in 2016 as compared to 2015. General and administrative expenses include a decrease of approximately $34,000 of stock-based compensation expense in 2016 as compared to the prior year.
Research and development.   Research and development expenses decreased 2% to $2.5 million in 2016 from $2.6 million in 2015. In 2016, we experienced a slight decrease in professional costs as compared to the prior year. Stock-based compensation expense included in research and development personnel costs decreased approximately by $108,000 in 2016 as compared to the prior year.
OTHER INCOME (LOSS)
Other income, net in 2016 was $1.4 million as compared to $22,000 in 2015. The increases in 2016 were due to a $1.7 million change in the fair value of the warrant liabilities in connection with our May 10, 2016 registered offering, partially offset by financing expenses of  $250,000 related to the offering.
LIQUIDITY AND CAPITAL RESOURCES
We have experienced significant losses since our inception. As of December 31, 2016 we have an accumulated a deficit of  $290.6 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.
As of December 31, 2016, cash, cash equivalents, and investments totaled $7.2 million as compared to $8.7 million at December 31, 2015.
For 2016, we used net cash of  $6.0 million for operating activities. This consisted of a net loss for the period of  $5.8 million, which included approximately $0.1 million of non-cash depreciation and amortization, $0.8 million of non-cash stock-based compensation expenses, $0.3 million of non-cash adjustments for financing expense associated with our May 2016 financing, $1.7 million for the change in the fair value of warrant liabilities issued in connection with our May 2016 financing, and $0.3 million provided by the net change in current assets and liabilities. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.
Net cash used in investing activities during 2016 was $1.9 million, which included $3.5 million for the purchase of marketable securities, partially offset by $1.6 million of proceeds from the sale and maturity of investment securities. We also used $19,000 for the purchase of property and equipment.
Net cash provided by financing activities during 2016 was $4.5 million, which represents the proceeds, net of issuance costs, from our concurrent offerings of common stock and warrants, described below, completed on May 10, 2016.
As of December 31, 2015, cash, cash equivalents, and investments totaled $8.7 million as compared to $14.7 million at December 31, 2014.

For 2015, we used net cash of  $5.9 million for operating activities. This consisted of a net loss for the period of  $6.5 million, which included approximately $0.1 million of non-cash depreciation and amortization, $0.9 million of non-cash stock-based compensation expenses, $0.5 million used for the net change in current assets and liabilities, and $0.1 million provided by the net change in non-current assets. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.
Net cash provided by investing activities during 2015 was $5.0 million, which included $5.1 million for the net proceeds from the sale of marketable securities and $0.1 million for the purchase of property and equipment.
Net cash used in financing activities during 2015 was $24,000, which represents the costs of maintaining our ATM, described below, in 2015.
On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore were not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement. On August 23, 2016, we received notification from NASDAQ that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance, the closing bid price of our common stock had to meet or exceed $1.00 per share for at least ten consecutive business days. On October 20, 2016, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio within the range of one-for-three to one-for-ten, as determined by our board of directors. On December 1, 2016, we effected the reverse stock split at a ratio of one-for-ten, whereby each 10 shares of common stock were combined into one share of common stock. The reverse stock split was intended to enable us to regain compliance with the Bid Price Requirement. On December 15, 2016, we received a notice from NASDAQ stating that we had regained compliance.
Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings.
Effective September 7, 2011, we entered into a Stockholder Rights Agreement with American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the Stockholder Rights Agreement, our Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by our common stock certificates or book entry notations, will not be traded separately from the common stock, and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of our common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of our common stock having a value equal to two times such purchase price. Our Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of our common stock. The Rights will expire on September 7, 2021, subject to our right to extend such date, unless earlier redeemed or exchanged by us or terminated. The Rights will at no time have any voting rights. We have authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2016.
In connection with the execution of our merger agreement with Intrexon Corporation (“Intrexon”), we amended the rights plan to provide that none of Intrexon, its merger subsidiary or any of their respective associates or affiliates shall become an Acquiring Person under the rights plan and to otherwise exempt the merger from triggering provisions or rights under the rights plan.
On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the “2014 shelf registration statement”), with the Securities and Exchange Commission, which was declared effective February 11, 2014 and allowed us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants.

On February 11, 2014, we entered into an Equity Distribution Agreement (the “EDA”) with Roth Capital Partners, LLC (“Roth Capital Partners”), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners. Sales of shares pursuant to the EDA, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by us and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. Sales under the EDA have been made and will be made pursuant to the 2014 shelf registration statement. As of March 31, 2014, we had sold 72,168 shares pursuant to the EDA for gross proceeds of approximately $2.6 million. We have not sold any shares under the EDA since that date.
On March 18, 2014, we sold 287,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the “2014 RDO”), at a price of  $31.50 per share, resulting in gross proceeds of approximately $9.0 million.
On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement, we sold 547,195 shares of our common stock (the Shares), at a purchase price of  $9.1375 per share (together with the 2014 RDO, the “Registered Direct Offerings”). In a private placement concurrent with the sale of the Shares, we sold to the investors who purchased the Shares warrants to purchase 410,396.8 shares of our common stock (the “Warrants”). The Shares and Warrants were sold pursuant to a securities purchase agreement for aggregate gross proceeds of  $5.0 million. Subject to certain ownership limitations, the Warrants became exercisable on November 10, 2016 at an exercise price equal to $8.30 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.
In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase an aggregate of 38,303.7 shares of our common (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $11.422 per share of common stock.
The net proceeds from the sale of the Shares and the Warrants are $4.5 million after deducting certain fees due to the placement agent and our estimated transaction expenses.
As of December 31, 2016, pursuant to the EDA and the Registered Direct Offerings, we have sold 906,363 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of  $16.6 million. These sales resulted in proceeds, net of issuance costs of approximately $15.1 million. The 2014 shelf registration statement expired on February 11, 2017.
On January 24, 2017, GenVec, Intrexon Corporation and Merger Sub entered into the Merger Agreement, pursuant to which, and on the terms and conditions set forth therein, Merger Sub will merge with and into GenVec. We will survive the Merger as a wholly owned subsidiary of Intrexon.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time, each GenVec Share issued and outstanding immediately prior to the effective time (other than shares held directly by Intrexon or Merger Sub and shares owned by GenVec stockholders who have exercised their appraisal rights under Delaware law) will be converted into the right to receive the Merger Consideration. See “— Overview” for more information on the Merger.
Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use between $6.5 million and $7.0 million of cash during the four quarters ending December 31, 2017. Our estimate includes approximately $0.4 million in contractual obligations.
Our financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. The report of our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph about our ability to continue as a going concern. If the merger with Intrexon is not consummated, our ability to continue as a going concern may depend on our ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. If management is unsuccessful in these efforts, our current capital is not expected to be sufficient to fund our operations for the next twelve months. Our financial statements as of December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.
OFF-BALANCE SHEET OBLIGATIONS
We had no off-balance sheet obligations other than in connection with our operating leases, as disclosed in Note 7, Commitments and Contingencies, in our Financial Statements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report. See “Financial Statements” beginning on Page F-1.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
ITEM 9B.
OTHER INFORMATION

None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
The following table sets forth the directors of the Company, their ages, the positions they currently hold with the Company, and when their terms of office expire.
Name	Age	Position
Directors whose terms expire in 2017
Stefan D. Loren, Ph.D.(1)(3)	53	Director
Marc R. Schneebaum(1)(2)	62	Director
Directors whose terms expire in 2018
Wayne T. Hockmeyer, Ph.D.(2)(3)	72	Director
Douglas J. Swirsky	47	Director, President and Chief Executive Officer
Michael Richman	56	Chairman of the Board of Directors
Directors whose terms expire in 2019
William N. Kelley, M.D.(2)(3)	77	Director
Quinterol J. Mallette, M.D.(1)	42	Director

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
Directors Whose Terms Expire in 2017
Stefan D. Loren, Ph.D. has served as a director of the Company since September 2013. Dr. Loren is a member of the Audit Committee and the Nominating and Corporate Governance Committee. Since March 2014, Dr. Loren has been the Managing Member of Loren Capital Strategy, LLC, a start-up investment fund and strategy group. Dr. Loren was a Managing Director of Westwicke Partners, a healthcare-focused consulting firm, from 2008 through February 2014. From 2007 to 2008, Dr. Loren was an Analyst with Perceptive Advisors, a healthcare-focused investment fund, and, prior to that, served as an Analyst and Portfolio Manager for MTB Investment Advisors from 2005 to 2007. Prior to 2005, Dr. Loren was a Managing Director in the healthcare equity research group at Legg Mason, and before joining Legg Mason, a Research Chemist at the advanced technologies division of Abbott Laboratories and a Research Fellow at the Scripps Research Institute. Dr. Loren received his B.A. from the University of California, San Diego, and his Ph.D. from the University of California, Berkeley. Currently, he is a director of Marina Biotech, Inc. and Cellectar Biosciences, Inc. Within the past five years, Dr. Loren has served on the boards of directors of Orchid Cellmark Inc. and Polymedix, Inc.
Dr. Loren has significant experience in financial markets and in research and development in the pharmaceutical and biotechnology industries. This unique combination makes Dr. Loren an important resource to our Board.
Marc R. Schneebaum has served as a director of the Company since April 2007. Mr. Schneebaum is a member of the Compensation Committee and the Chairman of the Audit Committee. Mr. Schneebaum has served as the Chief Financial Officer and Senior Vice President of Madrigal Pharmaceuticals, Inc. (formerly Synta Pharmaceuticals Corp.) since December 2014. He served as an industry consultant from 2013 to

December 2014. Mr. Schneebaum served as President, Chief Executive Officer and a director of Predictive BioSciences, Inc., a commercial stage cancer diagnostics company, from 2011 to 2013. From 1997 to 2010, Mr. Schneebaum served as President, Chief Executive Officer, and a director of Sensors for Medicine and Science, Inc., an emerging medical technology company. From 1991 to 1997, he served as Senior Vice President, Finance, Business Development and Administration, and Chief Financial Officer of Genetic Therapy, Inc., a biotechnology company (acquired by Sandoz/Novartis). From 1987 to 1991, Mr. Schneebaum was a Vice President at Alex Brown & Sons Incorporated, a leading investment banking firm (now part of Deutsche Bank), where he participated in a variety of finance and strategic assignments. Mr. Schneebaum began his career in the accounting and auditing group at KPMG LLP, advancing to Senior Manager in the management consulting group. Mr. Schneebaum, a Certified Public Accountant (inactive), received his degree in Business Administration from the University of Maryland. He has also served on the boards of the March of Dimes of Maryland and the Maryland Enterprise Investment Fund.
Mr. Schneebaum’s financial acumen, his varied leadership roles in the medical technology and biotechnology fields and his experience in investment banking, accounting, and management consulting at leading institutions bring a level of knowledge to the Board that aids greatly in its deliberations.
Directors Whose Terms Expire in 2018
Michael Richman was appointed to the Board in April 2015 and was appointed Chairman of the Board in October 2016. Mr. Richman has served as President, CEO and Director of NextCure, Inc., a privately-held immune-oncology firm since December 2015. Mr. Richman served as an industry consultant from September 2015 until December 2015. Mr. Richman served as President and Chief Executive Officer of Amplimmune, a member of the AstraZeneca Group, from 2013 until August 2015. From 2008 until Amplimmune’s acquisition by AstraZeneca in 2013, he was President and then President and Chief Executive Officer of Amplimmune when it was a privately-held biologics company focused on cancer and autoimmune diseases. From 2002 through 2007, Mr. Richman was the Executive Vice President and Chief Operating Officer of MacroGenics, a clinical-stage biopharmaceutical company focused on discovering and developing innovative monoclonal antibody-based therapeutics for the treatment of cancer, autoimmune disorders and infectious diseases. Mr. Richman has more than 30 years of experience working in research, intellectual property and business development capacities in companies such as Chiron Corporation (now Novartis) and MedImmune, Inc. (prior to its acquisition by AstraZeneca), where he was Senior Vice President Corporate Development. While at MedImmune, Mr. Richman was responsible for all business development, licensing, intellectual property, legal affairs, project management and strategic planning functions, and he drove many significant transactions during his tenure there. Mr. Richman is a member of the board of directors of Opexa Therapeutics, Inc., a public company, Madison Vaccines, Inc. (MVI), a private company, and Pieris Pharmaceuticals, Inc., a public company. Mr. Richman obtained his B.S. in genetics/molecular biology from the University of California, Davis and his M.S.B.A. in international business at San Francisco State University.
Mr. Richman’s extensive experience in the biotechnology and biopharmaceutical industries, including in various executive-level management roles, enable him to provide the Board with deep industry knowledge and insight into all aspects of the Company’s business and operations.
Wayne T. Hockmeyer, Ph.D. has served as a director of the Company since December 2000. Dr. Hockmeyer is a member of the Nominating and Corporate Governance Committee, is the Chairman of the Compensation Committee, and was appointed Chairman of the Board in November 2013 and served in that role until October 2016. Dr. Hockmeyer founded MedImmune, Inc. (“MedImmune”) in April 1988 as President and Chief Executive Officer and was elected a director of MedImmune in May 1988. Dr. Hockmeyer became Chairman of the board of directors of MedImmune in May 1993 and left his position as Chief Executive Officer in October 2000. Dr. Hockmeyer is currently retired, having resigned from his positions as Chairman of the MedImmune board of directors and as President of MedImmune Ventures, Inc. following the acquisition of MedImmune by AstraZeneca Biopharmaceuticals, Inc. in June 2007. Dr. Hockmeyer earned his undergraduate degree from Purdue University and his Ph.D. from the University of Florida in 1972. Currently, he is the Chairman of the board of Baxalta, Inc. and Chairman of the board of the Indian River Medical Center. Within the past five years, Dr. Hockmeyer served on the board of directors of Idenix Pharmaceuticals, Inc. and Baxter International Inc.

Dr. Hockmeyer’s experience for the past two decades at the forefront of biotechnology development provides a valuable resource and knowledge base for our Board. Dr. Hockmeyer’s experience in founding and managing MedImmune prior to its acquisition, both as its most senior executive and as Chairman of its board of directors, enables him to counsel the Board in a unique and beneficial manner.
Douglas J. Swirsky has served as the President and Chief Executive Officer and as a director of the Company since September 2013. He joined the Company in 2006 as Chief Financial Officer, Corporate Secretary and Treasurer, and continues to serve as Corporate Secretary. Prior to joining the Company, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and holder of a Chartered Financial Analyst® designation, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his undergraduate degree in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a Chairman of the Board of Directors of Fibrocell Science, Inc. Within the past five years, Mr. Swirsky has also served on the board of PolyMedix, Inc.
Mr. Swirsky’s background with, and institutional knowledge of, the Company together with his day-to-day leadership of our business gives the Board an invaluable executive with a Company-focused perspective.
Directors Whose Terms Expire in 2019
William N. Kelley, M.D. has served as a director of the Company since June 2002. Dr. Kelley is the Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee. Dr. Kelley and his colleagues at the University of Michigan were the first to show proof of concept data for in vivo gene therapy as it is recognized today. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. He is currently Professor of Medicine at the School of Medicine of the University of Pennsylvania. In the national leadership arena, Dr. Kelley has served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine, and Chair of the Residency Review Committee for Internal Medicine. Dr. Kelley serves on the board of directors of Transenterix, Inc. Within the past five years, he served on the boards of directors of Merck & Co. Inc. and Beckman Coulter, Inc.
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
Based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2016, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with in a timely manner.
Code of Business Conduct and Ethics
The Board has adopted the Code of Business Conduct and Ethics (the “Code”), which sets forth standards of expected conduct of the Chief Executive Officer, financial executive (including the principal financial officer and principal accounting officer), directors, executive officers, and all employees of the Company. The Code includes policies on employment, conflicts of interest and the treatment of confidential information and requires strict adherence to all laws and regulations applicable to the conduct of the Company’s business. A copy of the Code can be found in the Investors — Corporate Governance section on the Company’s website at www.genvec.com. The Company will disclose any amendment to the Code or waivers from the Code relating to the Company’s directors, executive officers, principal executive financial and accounting officer, or persons performing similar functions on its website within five business days following the date of any such amendment or waiver.
Director Nomination Process
There have been no material changes to the process by which stockholders may submit nominees for election to the Board of Directors to the Nominating and Corporate Governance Committee since that process was described in the Company’s Proxy Statement filed with the SEC on September 12, 2016.
Audit Committee & Audit Committee Financial Expert
The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has adopted, and annually reviews, a written charter outlining the practices followed by the Audit Committee. The Audit Committee’s job is one of oversight as set forth in its charter. It is not the duty of the Audit Committee to prepare the Company’s financial statements, to plan or conduct audits, or to determine that the Company’s financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States of America. The Company’s management is responsible for the preparation, presentation, and integrity of the financial statements. Management is also responsible for maintaining appropriate accounting and financial reporting practices and policies as well as internal controls and procedures designed to provide reasonable assurance that the Company is in compliance with accounting standards and applicable laws and regulations. The Company’s independent registered public accounting firm is responsible for planning and performing an independent audit of financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). The independent registered public accounting firm is responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles.
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
ITEM 11.
EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES AND INFORMATION
Summary Compensation Table
The following table summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2016:
Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Douglas J. Swirsky, Chief Executive Officer	2016	425,000	113,826	212,500	6,625	757,951
	2015	425,000	482,730	127,500	6,625	1,041,855
Douglas E. Brough, Chief Scientific Officer	2016	310,650	59,190	93,195	6,625	469,660
	2015	310,650	217,229	67,100	6,625	601,604
Bryan T. Butman, Senior Vice President, Development	2016	285,000	27,318	85,500	6,625	404,443
	2015	285,000	144,819	51,300	6,625	487,744

(1)
Amounts represent the aggregate grant date fair value as computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.

(2)
Represents amounts earned under the Company’s annual performance award plan for the respective year.

(3)
Amounts shown include matching contributions under the Company’s 401(k) Plan.

Narrative Disclosure to Summary Compensation Table
The following section provides a description of the 2016 compensation information contained in the Summary Compensation Table above for the following individuals, whom we refer to as our named executive officers:
•
Douglas J. Swirsky, President, Chief Executive Officer, and Corporate Secretary

•
Douglas E. Brough, Chief Scientific Officer

•
Bryan T. Butman, Senior Vice President, Development

Base Salaries
The Compensation Committee recommends a base salary level for the CEO, subject to Board approval, and approves base salary levels for the other named executive officers based on individual performance, promotions, and industry information. In considering base salary levels, the Compensation Committee gives most weight to the CEO’s performance assessment of each named executive officer (other than himself). Based on the recommendation by the Compensation Committee in January 2016, Mr. Swirsky and Drs. Butman and Brough did not receive an increase to their base salaries in 2016.
Annual Performance Award Plan
Each year, the named executive officers have the opportunity to receive annual performance awards through participation in the Company’s annual performance award plan. Participants in this plan are eligible to receive a target payment that is expressed as a percentage of the participant’s base salary and that is based on performance of the Company and each named executive officer’s overall individual performance (with the exception of the CEO, whose target award is based on performance of the Company only). For 2016, annual performance award opportunities for Mr. Swirsky and Drs. Brough and Butman remained unchanged from the percentages used in the prior year, and were 50% and 30%, respectively.
For Mr. Swirsky, 100% of the annual performance award was based on corporate goals. For Drs. Brough and Butman, 70% was payable based on corporate goals and 30% was payable based on individual goals.
The corporate goals for 2016 were set on January 22, 2016. The goals, level of achievement and weight are described below:
Business Development	Licensing and collaborations (weighted 70%)
Hearing Loss Program	Ensure uninterrupted supply of CGF166 for Phase 1/2 trial (weighted 10%)
TheraBiologics	Enable clinical dosing in 2016 for NSC CE trial (weighted 10%)
Financial Goals	Complete financing transaction (weighted 10%)
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
The Compensation Committee determined that the Company met all of its stated goals. As a result the Compensation Committee determined the Company achieved 100% of the 2016 corporate goals.
Named Executive Officer	Target Award ($)	Corporate Goals (%)	Individual Goals (%)	Corporate Goals Achieved (%)	Individual Goals Achieved (%)	% of Target Award (%)	Dollar Amount ($)
Douglas J. Swirsky President & CEO	212,500	100	n/a	100	n/a	100	212,500
Douglas E. Brough, Ph.D. Chief Scientific Officer	93,195	70	30	100	100	100	93,195
Bryan T. Butman, Ph.D. SVP, Development	85,500	70	30	100	100	100	85,500
Annual Stock Option Grants
The Company uses stock options for its equity incentive awards in order to be consistent with its objective of aligning the interests of stockholders with those of its executives. Stock options are awarded annually and are considered part of total compensation, along with base salary and annual performance awards. Stock options granted in 2016 vest over a four-year period, with 25% of each option grant vesting 12 months after the date of grant and the remainder will vest ratably over the following 36 months.
Stock options that are granted as part of the long-term incentive program are granted with an exercise price equivalent to the closing price of the Company’s common stock on the NASDAQ Capital Market on the date of grant. The exercise price of stock options granted to a newly hired executive officer is set at the closing price of GenVec’s common stock on NASDAQ on the start date of the executive officer, which is a date on or after approval of the grant by the Compensation Committee. In 2016, Mr. Swirsky and Drs. Brough and Butman, received annual stock option grants of 25,000, 13,000, and 6,000, respectively, on January 29, 2016 at an exercise price of  $5.60 per share, adjusted to reflect the effect of the reverse stock split of the Company’s Common Stock on December 1, 2016.

Employment, Severance and Change in Control Arrangements
GenVec has entered into employment agreements with Mr. Swirsky and Drs. Brough and Butman and has entered into a change in control agreement with Mr. Swirsky.
Salary Continuation Agreements.   The Company entered into a salary continuation agreement with Mr. Swirsky when he joined the Company in 2006, which was pursuant to a form of agreement that was adopted in October 2002 and was amended in December 2008 to provide for technical compliance with certain U.S. Department of the Treasury regulations. The Company has also entered into salary continuation agreements, with Drs. Brough and Butman with terms substantially similar to the form of agreement adopted in October 2002 as amended by the December 2008 amendment. Under the terms of the salary continuation agreements, if the named executive officer is terminated without “cause” (as defined below) and other than by reason of death or disability, the officer will be paid the officer’s regular base salary for a period of 12 months. The named executive officer will also receive a pro-rata bonus equal to the product of the bonus paid to the officer for the fiscal year preceding the termination date, divided by 12 months times the number of months of service during the year of termination. These agreements also include continued health and welfare benefits for the same period as the salary continuation, a non-compete for the same period as the salary continuation and a non-disparagement clause.
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

Change in Control Agreement with Mr. Swirsky.   GenVec entered into a change in control agreement with Mr. Swirsky when he joined the Company in September 2006. Mr. Swirsky’s agreement was amended in December 2008 to provide for technical compliance with certain U.S. Department of the Treasury regulations. Mr. Swirsky is entitled to certain payments upon termination without cause (as defined in the salary continuation agreements described above) following a change in control (as defined in the stock option award agreements described above).
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
Outstanding Equity Awards at Fiscal Year End
The following table provides information with respect to outstanding stock options and restricted stock awards held by the named executive officers as of December 31, 2016. All outstanding grants issued prior to 2012 were made under the 2002 Plan. Grants made in 2012 until November 13, 2015 were made under the 2011 Plan. Grants made after November 13, 2015 were made under the 2015 Plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)(2)	Option Exercise Price ($)(1)	Option Expiration Date
Douglas J. Swirsky	300	—	261.00	1/18/2017
	1,500	—	179.00	1/16/2018
	2,250	—	41.00	1/22/2019
	1,500	—	220.00	1/20/2020
	2,000	—	57.00	1/19/2021
	6,000	—	24.90	1/18/2022
	12,239	261	15.60	1/22/2023
	5,469	2,031	39.60	1/23/2024
	9,583	10,417	29.70	1/16/2025
	—	25,000	5.60	1/29/2026
Douglas E. Brough	400	—	261.00	1/18/2017
	250	—	179.00	1/16/2018
	400	—	218.00	4/16/2018
	400	—	41.00	1/22/2019
	1,250	—	220.00	1/20/2020
	350	—	179.00	2/1/2020
	2,000	—	57.00	1/19/2021
	7,500	—	24.90	1/18/2022
	8,323	177	15.60	1/22/2023
	3,646	1,354	39.60	1/23/2024
	4,312	4,688	29.70	1/16/2025
	—	13,000	5.60	1/29/2026
Bryan T. Butman	750	—	261.00	1/18/2017
	1,750	—	179.00	1/16/2018
	2,250	—	41.00	1/22/2019
	1,500	—	220.00	1/20/2020
	2,000	—	57.00	1/19/2021
	6,000	—	24.90	1/18/2022
	7,344	156	15.60	1/22/2023
	2,917	1,083	39.60	1/23/2024
	2,875	3,125	29.70	1/16/2025
	—	6,000	5.60	1/29/2026

(1)
All awards have been adjusted to reflect the effect of the reverse stock splits of the Company’s Common Stock on April 19, 2011 and on December 1, 2016.

(2)
The options indicated in the table above as unexercisable at December 31, 2016 result from the following option grants, which vest over a four-year period with 12.5% vesting after six months from the date of grant and the remainder vesting ratably over the next 42 months except for option grants made under the 2015 Plan. All grants made under the 2015 Plan vest over a four-year period with 25% vesting after a year from the date of grant and the remainder vesting ratably over the next 36 months.

On January 22, 2013, Mr. Swirsky was granted 12,500 options, Dr. Brough was granted 8,500 options, and Dr. Butman was granted 7,500 options.
On January 23, 2014, Mr. Swirsky was granted 7,500 options, Dr. Brough was granted 5,000 options, and Dr. Butman was granted 4,000 options.

On January 16, 2015, Mr. Swirsky was granted 20,000 options, Dr. Brough was granted 9,000 options, and Dr. Butman was granted 6,000 options.
On January 29, 2016, Mr. Swirsky was granted 25,000 options, Dr. Brough was granted 13,000 options, and Dr. Butman was granted 6,000 options.
DIRECTOR COMPENSATION TABLE
The Compensation Committee, pursuant to its charter, periodically reviews the compensation of non-employee directors. The Company’s current policy for the compensation of non-employee directors, which became effective on January 1, 2015, provides that non-employee directors of the Company will receive $60,000 annually for their service on the Board of Directors.
In addition, pursuant to a policy adopted by the Board in 2012, each non-employee director receives: (i) upon becoming a director, an option to purchase 2,000 shares of common stock that is exercisable ratably over a four-year period, and (ii) after our annual meeting of stockholders each year, an annual grant of an option to purchase 1,500 shares of common stock. In the case of the Chairman of the Board, the annual grant is of an option to purchase 2,250 shares of common stock. Director options have an exercise price equal to the fair market value of our common stock on the date of the grant and a 10-year term.
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
The following table shows the total compensation earned by the Company’s non-employee directors in 2016:
Name(1)	Fees Earned or Paid in Cash(2) ($)	Option Awards ($)	Total ($)
Michael Richman(4)	60,000	7,418(3)	67,418
Wayne T. Hockmeyer, Ph.D.	60,000	4,945(3)	64,945
William N. Kelley, M.D.	60,000	4,945(3)	64,945
Marc R. Schneebaum	60,000	4,945(3)	64,945
Stefan D. Loren, Ph.D.	60,000	4,945(3)	64,945
Quinterol J. Mallette, M.D.	60,000	4,945(3)	64,945

(1)
Mr. Swirsky, the President and Chief Executive Officer of GenVec, does not receive compensation as a Director of the Company. Compensation for Mr. Swirsky is disclosed in the Summary Compensation Table.

(2)
All annual retainers payable to the chairman of the board and each director are paid in quarterly installments.

(3)
On October 20, 2016, each of the Company’s continuing non-management directors received a stock option award of 1,500 shares, which had an aggregate grant date fair value of  $4,945 except for Mr. Richman, who received a stock option award of 2,250 shares, which an aggregate grant date fair value of  $7,418.

All fair values have been computed in accordance with ASC Topic 718 using the assumptions set forth in Note 8 to the audited financial statements of the Company.
(4)
Mr. Richman became Chairman of our Board of Directors on October 20, 2016.

As of December 31, 2016, each director had the following number of vested and unvested equity awards outstanding:
Name(1)	Total (#)(2)	Vested (#)(2)	Unvested (#)(2)
Wayne T. Hockmeyer, Ph.D.	8,250	6,750	1,500
William N. Kelley, M.D.	6,750	5,250	1,500
Marc R. Schneebaum	6,950	5,450	1,500
Stefan D. Loren, Ph.D.	8,000	6,000	2,000
Quinterol J. Mallette, M.D.	6,500	4,000	2,500
Michael Richman	5,750	2,000	3,750

(1)
Mr. Richman has 2,250 stock options that will vest on October 20, 2017. Drs. Hockmeyer, Kelley, Loren and Mallette and Mr. Schneebaum have 1,500 stock options that will vest on October 20, 2017. Dr. Loren also has 500 stock options that will vest on September 19, 2017. Dr. Mallette also has 1,000 stock options that will vest ratably over two years beginning on October 30, 2017. Mr. Richman also has 1,500 stock options that will vest ratably over three years beginning on April 21, 2017.

(2)
All awards have been adjusted to reflect the effect of the reverse stock splits of the Company’s Common Stock on April 19, 2011 and on December 1, 2016.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information as of March 3, 2017 (unless otherwise specified), regarding the beneficial ownership of the Company’s common stock by (i) each named executive officer (as defined below) of the Company (ii) each director of the Company and (iii) all current directors and executive officers as a group. As of March 3, 2017, there were three persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock.
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. Shares of common stock subject to options currently exercisable or exercisable within 60 days after March 3, 2017 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 2,273,632 shares of common stock outstanding on March 3, 2017. Unless otherwise specified, the address for each director or executive officer is care of the Company at its principal office.

Name of Beneficial Owner	Total Number of Shares Beneficially Owned	% of Class Owned
Beneficial Owner of More than 5% of the Outstanding Common Stock:
Aristides Capital, LLC(1)	169,519	7.5%
Sabby Healthcare Master Fund, LTD(2)	120,544	5.3%
MMCAP International Inc. SPC(3)	114,827	5.1%
Directors and Named Executive Officers:
Wayne T. Hockmeyer, Ph.D.	14,550	*
William N. Kelley, Ph.D.	12,800	*
Stefan D. Loren, Ph.D.	6,500	*
Quinterol J. Mallette, M.D.	4,000	*
Michael Richman	2,500	*
Marc R. Schneebaum	13,000	*
Douglas J. Swirsky	76,155	3.3%
Douglas E. Brough, Ph.D.	47,504	2.1%
Bryan T. Butman, Ph.D.	37,638	1.6%
All directors and executive officers as a group (10 persons)	225,010	9.3%

Includes shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of March 3, 2017 in the following amounts: Wayne T. Hockmeyer, 6,750 shares; William N. Kelley, 5,250 shares; Marc R. Schneebaum, 5,450 shares; Stefan D. Loren, 6,000 shares; Quinterol J. Mallette, M.D., 4,000 shares; Michael Richman, 2,500 shares; Douglas J. Swirsky, 50,905 shares; Douglas E. Brough 33,836 shares; Bryan T. Butman, 29,500 shares; and directors and executive officers as a group (10 people), 152,573 shares.
(1)
Based solely on the Schedule 13G filed on January 31, 2017 by Christopher M. Brown, Aristides Capital, LLC (the “General Partner”), Aristides Fund QP, LP (the “3c7 Fund”) and Aristides Fund LP (the “3c1 Fund”, and together with 3c7 Fund, the “Funds”) (collectively, the “Reporting Persons”) and further information provided by the Reporting Persons. Mr. Brown and the General Partner have sole voting and dispositive power with respect to all of these shares, the 3c7 Fund has sole voting and dispositive power with respect to 34,191 shares, and the 3c1 Fund has sole voting and dispositive power with respect to 135,328 shares.

The principal business office of the Reporting Persons is c/o Aristides Capital LLC, 25 S. Huron St. Suite 21, Toledo Ohio 43604.
(2)
Based solely on the Schedule 13G/A filed on January 10, 2017 by Sabby Healthcare Master Fund, Ltd. (“SHMF”), Sabby Volatility Warrant Master Fund, Ltd (“SVWMF”), Sabby Management, LLC and Hal Mintz. SMHF has shared voting and dispositive power with respect to 72,719 shares. SVWMF has shared voting and dispositive power with respect to 47,825 shares. Sabby Management, LLC and Mr. Mintz each have shared voting and dispositive power with respect to 120,544 shares.

The address for SHMF and SVWMF is 89 Nexus Way, Camana Bay Grand Cayman KY1-9007 Cayman Islands and the address for Sabby Management, LLC and Mr. Mintz is 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458.
(3)
Based solely on the Schedule 13G filed on February 16, 2017 by MMCAP International Inc. SPC. And MM Asset Management Inc. (the “MMCAP Reporting Persons”). The MMCAP Reporting Persons have shared voting and dispositive power with respect to all of these shares.

The address for MMCAP International Inc. SPC is P.O. Box 259 George Town Financial Centre Grand Cayman, Cayman Islands KY1-1208. The address for MM Asset Management, Inc. is 66 Wellington Street West, Suite 2707 Toronto, Ontario M5K 1H6 Canada.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016 with respect to shares of common stock that may be issued pursuant to outstanding equity awards under our existing equity incentive plans, as well as information with respect to shares of common stock that remain available for issuance as of that date under those plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	280,860	$31.11	99,379
Equity compensation plans not approved by security holders(2)	8,333	$25.40	0
Total	289,193	$30.95	99,379

(1)
This row represents awards granted under the 2002 Plan and the 2015 Plan and shares remaining available for issuance under the 2015 Plan.

(2)
In May 2012, GenVec granted a CEO Inducement Award to purchase shares of GenVec common stock to GenVec’s then President and Chief Executive Officer. The CEO Inducement Award allowed for the purchase of up to 25,000 shares of GenVec common stock at an exercise price per share equal to $25.40. When GenVec’s former President and Chief Executive Officer departed GenVec, she forfeited her unvested shares as of September 3, 2013, but the exercise period was extended to the end of the full term of the 10-year option to May 23, 2022 for those options that had already vested.

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
In connection with Dr. Horovitz’s resignation from the Board of Directors, the Company entered into a consulting agreement with Dr. Horovitz effective as of the date of his resignation from the Board of Directors, October 24, 2014, in order to have the benefit of his scientific knowledge and his institutional knowledge of the Company. The consulting agreement ran through June 30, 2016 and provided that, among other things, Dr. Horovitz would provide consulting services requested by the Board or the Chief Executive Officer. The Company paid a consulting fee to Dr. Horovitz of  $7,500 in 2014, and has paid $10,000 per calendar quarter thereafter until the end of the agreement. The Company did not require Dr. Horovitz’s services for more than one full day per calendar quarter. However, if the Company had requested Dr. Horovitz to provide more than one full day of service per calendar quarter, he would have received an additional payment of  $1,000 per day. The agreement contained other customary terms, including provisions on confidentiality of GenVec information and invention assignment provisions. There were no other related person transactions in 2016 or 2015.
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
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services
The following is a summary of the fees billed to GenVec by Dixon, Hughes, Goodman LLP (“DHG”), the Company’s current principal accountant, Stegman & Company (“Stegman”), the Company’s former principal accountant, and KPMG LLP (“KPMG”), the Company’s former principal accountant, for professional services rendered for the years ended December 31, 2016 and 2015:
Fee Category	2016	2015
Audit Fees	$104,520	$109,725
Audit-Related Fees	5,250	70,000
Tax Fees	—	—
All Other Fees	—	—
Total	$109,770	$179,725

Audit Fees
These fees consist of fees for professional services rendered for the audit of GenVec’s financial statements, review of the interim financial statements included in quarterly reports, and services in connection with regulatory filings. In 2016, we paid $94,500 to DHG and $10,020 to Stegman for audit fees. All audit fees in 2015, were paid to Stegman.

Audit-Related Fees
These fees comprise assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. In 2016, we paid $5,250 to DHG for audit-related fees. In 2015, we paid $50,000 to KPMG and $20,000 to Stegman for audit-related fees.
Tax Fees
These fees comprise tax compliance and tax preparation assistance for state and federal filings, consultations concerning tax-related matters, and other tax compliance projects. GenVec did not incur such fees with DHG, Stegman, or KPMG during 2016 or 2015.
All Other Fees
All other fees consist of fees not included in any of the other categories above. GenVec did not incur such fees in 2016 or 2015.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by DHG and Stegman, our independent registered public accounting firms during 2016. On an ongoing basis, management of GenVec defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the Company’s independent accounting firm. On a periodic basis, GenVec’s management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. In 2016, all fees paid to DHG and Stegman were pre-approved pursuant to the Audit Committee’s policy. To ensure prompt handling of unexpected matters, the Audit Committee’s charter authorizes its Chairman to act on behalf of the Audit Committee between regularly scheduled meetings, including pre-approving services provided by the Company’s independent accounting firm. If the Chairman exercises this authority, he reports the action taken to the Audit Committee at its next regular meeting.

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
Exhibits — The following exhibits are filed or incorporated by reference as part of this report.
Index to ExhibitS
EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of January 24, 2017 among Intrexon Corporation, Intrexon GV Holding, Inc., and the Company.(19)
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company.(10)
3.2	Certificate of Designation of Series B Junior Participating Preferred Stock of the Company.(11)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company.(17)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company.(20)
3.5	Amended & Restated Bylaws of the Company.(23)
4.1	Specimen Common Stock Certificate.(1)
4.2
Rights Agreement dated August 11, 2011 between the Company and American Stock Transfer & Trust Company, LLC, the form of Certificate of Designation of Series B Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Summary of Rights attached as Exhibit B thereto, and the form of Rights Certificate attached as Exhibit C thereto.(11)

4.3	Amendment No. 1 to Rights Agreement dated January 24, 2017 between the Company and American Stock Transfer & Trust Company, LLC.(19)
4.4	Form of Common Stock Purchase Warrant.(21)
10.1	Form of Indemnification Agreement for Directors and Officers.*(1)
10.2	2002 Stock Incentive Plan as amended and forms of agreements thereunder.*(4)
10.3	Amendment to the GenVec, Inc. 2002 Stock Incentive Plan.*(8)
10.4	2011 Omnibus Incentive Plan.*(12)
10.5	Amendment to 2011 Omnibus Incentive Plan dated July 11, 2012.(13)
10.6	Amendment to 2011 Omnibus Incentive Plan dated November 22, 2013.*(18)
10.7	GenVec, Inc. 2015 Omnibus Incentive Plan.*(17)
10.8	Form of Incentive Stock Option Agreement under GenVec, Inc. 2015 Omnibus Incentive Plan.*(22)
10.9	Form of Director Non-Qualified Stock Option Agreement (Annual Director Awards) under GenVec, Inc. 2015 Omnibus Incentive Plan.*(22)
10.10	Form of Director Non-Qualified Stock Option Agreement (New Director Awards) under GenVec, Inc. 2015 Omnibus Incentive Plan.*(22)
10.11	Salary Continuation Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(6)

EXHIBIT NUMBER	DESCRIPTION
10.12	Amendment to Salary Continuation Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(5)
10.13	Change in Control Agreement between the Company and Douglas J. Swirsky dated September 18, 2006.*(6)
10.14	Amendment to Change in Control Agreement between the Company and Douglas J. Swirsky dated December 9, 2008.*(5)
10.15	Salary Continuation Agreement between the Company and Douglas E. Brough dated February 1, 2010.*(14)
10.16	Salary Continuation Agreement between the Company and Bryan T. Butman dated October 15, 2002.*(14)
10.17	Amendment to Salary Continuation Agreement between the Company and Bryan T. Butman dated December 9, 2008.*(15)
10.18	Form of Indemnification and Advancement of Expenses Agreement dated December 10, 2003.*(3)
10.19	Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(7)
10.20	Amendment, dated January 24, 2012, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(14)
10.21
Second Amendment, dated January 12, 2013, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.+(15)

10.22	Amendment No. 1, dated November 10, 2015, to Research Collaboration and License Agreement, dated January 13, 2010, by and between GenVec, Inc. and Novartis Institutes for BioMedical Research, Inc.(22)
10.23	Amended and Restated License Agreement, dated June 23, 1998, between the Company and the Cornell Research Foundation.+(1)
10.24	Amendment to Amended and Restated License Agreement, dated March 18, 2002, between the Company and the Cornell Research Foundation.+(2)
10.25	Agreement for the Supply of Services related to Development Materials, dated August 4, 2010, between Novartis Pharma AG and GenVec, Inc.+(9)
10. 26	Equity Distribution Agreement, dated February 11, 2014, between the Company and Roth Capital Partners.(16)
10.27	Form of Securities Purchase Agreement dated as of May 4, 2016.(21)
10.28	Lease Agreement, dated November 15, 2013, between the Company and ARE-Maryland No. 30, LLC. (filed herewith)
10.29	First Amendment to Lease Agreement, dated December 19, 2014, between the Company and ARE-Maryland No. 30, LLC. (filed herewith)
10.30	Second Amendment to Lease Agreement, dated February 11, 2015, between the Company and ARE-Maryland No. 30, LLC. (filed herewith)
10.31	Third Amendment to Lease Agreement, dated July 27, 2015, between the Company and ARE-Maryland No. 30, LLC. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm. (filed herewith)
24.1	Power of Attorney. (filed herewith)
31.1	Rule 13a-14(a) Certification by Principal Executive Officer. (filed herewith)

EXHIBIT NUMBER	DESCRIPTION
31.2	Rule 13a-14(a) Certification by Principal Financial Officer. (filed herewith)
32.1	Rule 13a-14(b) Certification by Principal Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)
32.2	Rule 13a-14(b) Certification by Principal Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(2)
Incorporated by reference to our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 31, 2003.

(3)
Incorporated by reference to our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2004.

(4)
Incorporated by reference to our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 17, 2008.

(5)
Incorporated by reference to our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 16, 2009.

(6)
Incorporated by reference to our Current Report on Form 8-K (File No: 0-24469) filed with the Securities and Exchange Commission on September 19, 2006.

(7)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 19, 2010.

(8)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on June 18, 2010.

(9)
Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 6, 2010.

(10)
Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on August 9, 2011.

(11)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on August 12, 2011.

(12)
Incorporated by reference to our Proxy Statement on Schedule 14A (File No. 0-24469) filed with the Securities and Exchange Commission on November 4, 2014.

(13)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on July 17, 2012.

(14)
Incorporated by reference to our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 15, 2012.

(15)
Incorporated by reference to our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 22, 2013.

(16)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on February 13, 2014.

(17)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on November 16, 2015.

(18)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on November 27, 2013.

(19)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 24, 2017.

(20)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on December 1, 2016.

(21)
Incorporated by reference to our Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on May 10, 2016.

(22)
Incorporated by reference to our Annual Report on Form 10-K (File No. 0-24469) filed with the Securities and Exchange Commission on March 9, 2016.

(23)
Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 0-24469) filed with the Securities and Exchange Commission on November 10, 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENVEC, INC.
By:	/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky President, Chief Executive Officer and Director
Date:	March 6, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
	TITLE	DATE
/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky	President, Chief Executive Officer, Corporate Secretary, and Director (Principal Executive Officer)	March 6, 2017
/s/ JAMES V. LAMBERT James V. Lambert	Sr. Director, Accounting & Finance, Corporate Controller, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2017
* Michael Richman	Director	March 6, 2017
* Wayne T. Hockmeyer, Ph.D.	Director	March 6, 2017
* William N. Kelley, M.D.	Director	March 6, 2017
* Marc R. Schneebaum	Director	March 6, 2017
* Stefan D. Loren, Ph.D.	Director	March 6, 2017
* Quinterol J. Mallette, M.D.	Director	March 6, 2017
*By:	/s/ DOUGLAS J. SWIRSKY Douglas J. Swirsky, attorney-in-fact

GENVEC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of GenVec, Inc.
We have audited the accompanying balance sheet of GenVec, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Dixon Hughes Goodman LLP
Baltimore, Maryland
March 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of GenVec, Inc.
We have audited the accompanying balance sheet of GenVec, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenVec, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Stegman & Company
Baltimore, Maryland
March 9, 2016

GENVEC, INC.
BALANCE SHEETS
	As of December 31,
	2016	2015
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,667	$7,015
Investments, at fair value	3,498	1,661
Accounts receivable, net	22	166
Prepaid expenses and other	271	245
Total current assets	7,458	9,087
Property and equipment, net	191	279
Other assets	58	97
Total assets	$7,707	$9,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$957	$1,096
Accrued expenses and other	890	598
Total current liabilities	1,847	1,694
Warrant liabilities, at fair value	1,059	—
Other liabilities	96	89
Total liabilities	3,002	1,783
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at December 31, 2016 or 2015	—	—
Common stock, $0.001 par value; 55,000 shares authorized; 2,274 and 1,726 shares issued and outstanding at December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	295,333	292,523
Accumulated other comprehensive loss	(3)	(5)
Accumulated deficit	(290,627)	(284,840)
Total stockholders’ equity	4,705	7,680
Total liabilities and stockholders’ equity	$7,707	$9,463

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Years ended December 31,
	2016	2015
	(in thousands, except per share data)
Revenues	$511	$885
Operating expenses:
General and administrative	5,227	4,901
Research and development	2,499	2,551
Total operating expenses	7,726	7,452
Operating loss	(7,215)	(6,567)
Other income/(expense):
Change in fair value of warrant liabilities	1,655	—
Financing expense	(250)	—
Interest and other income, net	23	22
Total other income, net	1,428	22
Net loss	$(5,787)	$(6,545)
Basic and diluted net loss per share	$(2.78)	$(3.90)
Shares used in computation of basic and diluted net loss per share	2,080	1,678
Comprehensive Loss:
Net loss	$(5,787)	$(6,545)
Unrealized holding gain on securities	2	28
Comprehensive loss	$(5,785)	$(6,517)

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
	(in thousands)
Balance, January 1, 2015	1,727	$2	$291,624	$(33)	$(278,295)	$13,298
Net loss	—	—	—	—	(6,545)	(6,545)
Unrealized change in investments, net	—	—	—	28	—	28
Common stock issued under shelf registration, net of issuance costs	(1)	—	(24)	—	—	(24)
Stock-based compensation	—	—	923	—	—	923
Balance, December 31, 2015	1,726	$2	$292,523	$(5)	$(284,840)	$7,680
Net loss	—	—	—	—	(5,787)	(5,787)
Unrealized change in investments, net	—	—	—	2	—	2
Common stock issued under shelf registration, net of issuance costs	548	—	2,029	—	—	2,029
Stock-based compensation	—	—	781	—	—	781
Balance, December 31, 2016	2,274	$2	$295,333	$(3)	$(290,627)	$4,705

See accompanying notes to financial statements.

GENVEC, INC.
STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,787)	$(6,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	97
Non-cash adjustments for financing expense	250	—
Bad debt expense	—	24
Non-cash charges for stock-based compensation	781	923
Non-cash consideration for release of security interest	4	—
Change in fair value of warrant liabilities	(1,655)	—
Impairment of long lived assets	16	—
Gain on sale of long lived assets	—	(18)
Changes in current assets and liabilities, net	311	(509)
Changes in non-current assets, net	7	89
Net cash used in operating activities	(5,983)	(5,939)
Cash flows provided by investing activities:
Purchases of property and equipment	(19)	(100)
Proceeds from sale of property and equipment	—	18
Purchases of investment securities	(3,483)	—
Proceeds from sale or maturity of investment securities	1,644	5,092
Net cash provided by/(used in) investing activities	(1,858)	5,010
Cash flows from financing activities:
Proceeds/(costs) from issuance of common stock and warrants	4,493	(24)
Net cash provided by/(used in) financing activities	4,493	(24)
Change in cash and cash equivalents	(3,348)	(953)
Beginning balance of cash and cash equivalents	7,015	7,968
Ending balance of cash and cash equivalents	$3,667	$7,015

See accompanying notes to financial statements.

GENVEC, INC.
NOTES TO FINANCIAL STATEMENTS
(1)
ORGANIZATION, BUSINESS DESCRIPTION AND LIQUIDITY

GenVec, Inc. (“GenVec”, “we”, “our”, or the “Company”) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerse™ gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. We are pioneers in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. The Company’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, “Novartis”) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.
A key component of the Company’s strategy is to develop and commercialize our product candidates through collaborations. The Company is working with prominent companies and organizations such as Novartis, Merial (a unit of Boehringer Ingelheim), Washington University in St. Louis, and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that address the prevention and treatment of a number of significant human and animal health concerns. The Company’s combination of internal and partnered development programs addresses therapeutic areas such as hearing loss and balance disorders, oncology, bleeding disorders, as well as vaccines against infectious diseases including respiratory syncytial virus (“RSV”), herpes simplex virus (“HSV”), malaria; and in the area of animal health we are developing vaccines against foot-and-mouth disease (“FMD”).
The Company’s AdenoVerse gene delivery technology has the important advantage of localizing protein delivery in the body. This is accomplished by using our adenovector platform to locally deliver genes to cells, which then direct production of the desired protein. This approach reduces side effects typically associated with systemic delivery of proteins. For therapeutics, the goal is for the protein produced to have meaningful effect in treating the cause, manifestation, or progression of the disease. For vaccines, the goal is to induce an immune response against a target protein or antigen. This is accomplished by using an adenovector to deliver a gene that causes production of an antigen, which then stimulates the desired immune reaction by the body.
The Company’s research and development activities yield product candidates that utilize our technology platform and represent potential commercial opportunities. For example, preclinical research in hearing loss and balance disorders indicates that the delivery of the atonal gene using the Company’s adenovector technology may have the potential to restore hearing and balance function. We are currently working with Novartis on the development of novel treatments for hearing loss and balance disorders that emerged from these research and development efforts. There are currently no effective therapeutic treatments available for patients who have lost all balance function, and hearing loss remains a major unmet medical problem.
We have multiple vaccine candidates that leverage our core adenovector technology including our preclinical vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology (“LMIV”) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health (the “NIAID”).
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
On February 24, 2016, the Company received notification that it would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with NASDAQ’s minimum bid price requirement, referred to herein as the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of the Company’s common stock was required to meet or exceed $1.00 per share for at least 10 consecutive business days. On August 23, 2016, the Company received notice that it had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. NASDAQ’s determination in the August 23, 2016 notice was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the minimum bid price requirement, and the Company’s written notice to NASDAQ of its intention to cure the minimum bid price deficiency, including by effecting a reverse stock split, if necessary.
On October 20, 2016, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio within the range of one-for-three to one-for-ten, as determined by the Company’s board of directors. On December 1, 2016, the Company effected the reverse stock split at a ratio of one-for-ten, whereby each 10 shares of common stock were combined into one share of common stock. The reverse stock split was intended to enable the Company to regain compliance with the Bid Price Requirement. On December 15, 2016, the Company received a notice from NASDAQ stating that it had regained compliance.
On January 24, 2017, the Company, Intrexon Corporation, a Virginia corporation (“Intrexon”), and Intrexon GV Holding, Inc., a Delaware corporation and wholly owned subsidiary of Intrexon (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and on the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”). The Company will survive the Merger as a wholly owned subsidiary of Intrexon. See Note 11, “Subsequent Events”, for more information about the Merger.
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
Management has determined the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about our ability to continue as a going concern for the next twelve months. The report of our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph, which expresses substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty. If the merger with Intrexon is not consummated, our ability to continue as a going concern may depend on our ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There are no assurances that these future funding and operating efforts will be successful. If management is unsuccessful in these efforts, our current capital is not expected to be sufficient to fund our operations for the next twelve months. Our financial statements as of December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

(2)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for strategic collaborations and research contract revenues, research and development activities, and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.
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
(d)
FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, as reflected in the accompanying balance sheets, approximate fair value except as noted on the face of the statements. Financial instruments consist of cash and cash equivalents, investments, accounts receivable, and accounts payable.
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
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2016 and 2015.
(i)
NET LOSS PER SHARE

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the years ended December 31, 2016 and 2015 all common stock equivalent shares associated with our stock option plans, unvested restricted shares, and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.
(j)
COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net loss and unrealized holding gains and losses from available-for-sale securities.
(k)
STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period during which service is required to be provided. We estimate grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation cost amounted to $0.8 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively.
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
(n)
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”), issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The amendments in this ASU require the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The standard also allows the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the standard allows for a policy election to account for tax forfeitures as they occur rather than on an estimated basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard as of December 31, 2016. Based upon our evaluation, the adoption of this ASU did not have a material effect on our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The Company adopted this standard as of December 31, 2016 and the adoption of this standard did not have any impact on the Company’s financial position, results of operations, or disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this ASU is permitted for financial statements that have not been previously issued. The Company adopted this standard as of December 31, 2016 and the adoption of this standard did not have any impact on the Company’s financial position, results of operations, or disclosures.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Topic 205),” which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new standard, disclosures are required when conditions or events give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The Company adopted this standard as of December 31, 2016 and the adoption of this standard resulted to additional disclosures in our financial statements.
Recently Issued Accounting Pronouncements
In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this standard may have on our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business entities, ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2015-16 provides that the amendments in the update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently evaluating the impact this standard may have on our financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in accounting principles generally accepted in the United States of America on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016-8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014-09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the impact of adopting these standards and at this point, nothing has come to the Company’s attention that would indicate the adoption of these standards will have a material impact on the Company’s financial statements, however the adoption of these standards will have a material impact on the Company’s disclosures.

There are no other applicable new accounting pronouncements issued by but not effective until after December 31, 2016 that the Company believes could have a significant effect on our financial position or results of operations.
(o)
RECLASSIFICATIONS

On February 24, 2016, we received notification that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with NASDAQ’s minimum bid price requirement (the “Bid Price Requirement”), and on August 23, 2016, we received notice that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance with the Bid Price Requirement, the closing bid price of our common stock was required to meet or exceed $1.00 per share for at least 10 consecutive business days. On December 1, 2016, we effected a reverse stock split, referred to herein as the reverse stock split, of its outstanding common stock at a ratio of one-for-ten, whereby each 10 shares of common stock were combined into one share of common stock. The reverse stock split was intended to enable us to regain compliance with the Bid Price Requirement. On December 15, 2016, we received a notice from NASDAQ stating that we had regained compliance.
Certain prior year share and per share information have been reclassified to conform to the current year presentation.
(3)
FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value we utilize FASB Accounting Standards Codification (“ASC”) Section 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:
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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the balance sheet at December 31, 2016:
	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Corporate notes and bonds	$3,498	$—	$3,498	$—
Total assets at fair value	$3,498	$—	$3,498	$—
Liabilities:
Warrant liabilities	$1,059	$—	$—	$1,059
Total liabilities at fair value	$1,059	$—	$—	$1,059

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the balance sheet at December 31, 2015:
	Total Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
Assets:
Corporate notes and bonds	$1,593	$—	$1,593
Equity securities	68	68	—
Total assets at fair value	$1,661	$68	$1,593

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
All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The change in accumulated other comprehensive loss were net unrealized gains of  $2,000 and $28,000 for the years ended December 31, 2016 and 2015, respectively.
A summary of investments is shown below:
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Investments
Corporate and agency notes	$3,496	$2	$—	$3,498
Total investments	$3,496	$2	$—	$3,498
December 31, 2015
Investments
Corporate and agency notes and equity securities	$1,666	$—	$(5)	$1,661
Total investments	$1,666	$—	$(5)	$1,661

As of December 31, 2016, the Company also had a Level 3 liability associated with the warrants issued in connection with the Company’s May 2016 registered offering, described in Note 8 below. The warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include the following: a weighted average 5.73 year remaining life for the warrants, 2.00% risk-free interest rate, a 113.14% expected volatility and no dividend yield. Changes in fair value are recorded against operations in the reporting period in which they occur; increases and decreases in fair value are recorded in other income/(expense) as a change in fair value. The change in fair value was a gain of  $1.7 million for the year ended December 31, 2016.
The following table sets for the a reconciliation of changes in the year ended December 31, 2016 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:
Warrant Liabilities
(in thousands)
Balance at January 1, 2016	$—
Warrant issuances	2,714
Change in fair value	(1,655)
Balance at December 31, 2016	$1,059

(4)
PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:
	2016	2015
	(in thousands)
Equipment	$863	$881
Leasehold improvements	80	66
Furniture and fixtures	111	105
	1,054	1,052
Less accumulated depreciation and amortization	(863)	(773)
	$191	$279

Depreciation and amortization expense related to property and equipment was $0.1 million for each of the years ended December 31, 2016 and 2015, respectively. In the fourth quarter of 2016, we determined a piece of laboratory equipment had been impaired and recognized a loss of  $16,000. The Company determined the fair value based on a quoted market price. In the fourth quarter of 2015, we sold laboratory equipment and recognized a gain on the sales of  $18,000.
(5)
ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following at December 31:
	2016	2015
	(in thousands)
Payroll, compensation, and benefits	$684	$450
Professional fees	190	131
Other	16	17
Total accrued expenses	$890	$598

(6)
STRATEGIC COLLABORATIONS AND RESEARCH CONTRACTS

We have established collaborations and research contracts with pharmaceutical and biotechnology companies and governmental agencies to enhance our ability to discover, evaluate, develop, and commercialize multiple product opportunities as well as other licensing arrangements. Revenue earned under these contracts is summarized as follows:
	2016	2015
	(in thousands)
Hearing Program	$175	$424
Foot and Mouth Disease Program	100	180
Malaria Program	236	131
Other strategic collaborations and research grants	—	150
	$511	$885

(a)
NOVARTIS

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
From September 2010 through October 2014, we achieved four milestones resulting in aggregate payments from Novartis of  $5.6 million. There were no milestones achieved in 2015 or 2016.
The achieved milestones are as follows:
Milestone Event	Date	Amount
(1) Successful completion of certain preclinical development activities	September 2010	$300,000
(2) Successful completion of certain preclinical development activities	December 2011	300,000
(3) Non-rejection by the FDA of the IND filed by Novartis for CGF166	February 2014	2,000,000
(4) First patient treated in a clinical trial with CGF166	October 2014	3,000,000
As of February 28, 2017, milestones remaining available under the agreement include $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones.
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
In addition, the agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. For the years ended December 31, 2016 and 2015 we recognized $0.1 million and $0.2 million, respectively, for work performed under the Agreement.

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board (“DSMB”) in accordance with criteria in the trial protocol. On April 28, 2016, we were notified by Novartis, based on a review of safety and efficacy data from the nine patients currently enrolled in the study, that the DSMB recommended that the trial continue, subject to approval by the FDA. On July 25, 2016, we announced we were notified by Novartis, that the FDA had lifted the clinical hold on the trial. In February 2017, we were notified that the first patient in the fourth cohort of the trial had been dosed.
In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. During the years ended December 31, 2016 and 2015 we recognized $0.1 million and $0.2 million, respectively, for services performed under this agreement.
(b)
U.S. DEPARTMENT OF HOMELAND SECURITY (“DHS”)

In February 2010, the Company signed a contract with the DHS to continue the development of adenovector-based vaccines against FMD. Under this contract, the Company was to receive $3.8 million in program funding the first year and an additional $2.1 million if DHS exercises its renewal options under the contract. Under this contract, we were to use our adenovector technology to develop additional FMD-serotype candidate vaccines and also explore methods to increase the potency and simplify the production process of adenovector-based FMD vaccines. For the year ended December 31, 2015, we recognized $0.2 million for services performed under this agreement. As of December 31, 2015, $5.8 million in revenue has been recognized under this contract since inception. Work under this agreement was completed in February 2015.
(c)
VACCINE RESEARCH CENTER

In March 2012, we received a grant from the NIAID, valued at approximately $600,000 to identify novel highly protective antigens for malaria vaccine development. We recognized $0.2 million and $0.1 million, respectively, in revenue for the years ended December 31, 2016 and 2015. Work under this agreement was completed in March 2016.
(d)
OTHER STRATEGIC COLLABORATIONS

In September 2016, we entered into a second amendment to our previously disclosed license agreement with Merial. Under the terms of the amendment we provided Merial with certain biological materials and granted Merial the right to use the underlying GenVec technology to further develop and advance FMD vaccine product candidates. We recognized $0.1 million in revenue for the year ended December 31, 2016. We have entered into other research grants with the government and recognized revenue derived from other collaborations. Revenue recognized under these collaborations and other licensing arrangements totaled $0.2 million for the year ended December 31, 2015.
(7)
COMMITMENTS AND CONTINGENCIES

(a)
LEASE AGREEMENTS

We have a non-cancelable operating lease for our facility in Gaithersburg, MD through June 30, 2021. Rent expense under all operating leases was approximately $0.2 million for each of the years ended December 31, 2016 and 2015.

Future minimum lease payments as of December 31, 2016 under our non-cancelable operating leases are as follows (in thousands):
2017	$390
2018	$380
2019	$387
2020	$395
2021	$200
(b)
LICENSE AGREEMENT

In November 2001, we entered into an exclusive, worldwide license agreement with Baylor College of Medicine for the rights related to the Atoh1 gene. Under the terms of the license agreement, we agreed to pay a non-refundable initial license fee of  $50,000 at the time of execution of the license agreement and we also agreed to pay a minimum annual license maintenance fee, non-reducible product royalties based on net sales, which percentage is in the low single digits, and tiered milestone payments based on our achievement of certain clinical and regulatory related milestones for these rights. Our ability to meet the milestones is dependent on a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims.
(c)
WASHINGTON UNIVERSITY AGREEMENT

In December 2016, we entered into an exclusive option agreement with Washington University in St. Louis to license intellectual property and technology related to gene editing and pulmonary endothelial cell targeting. If the option is exercised, the license will allow broad utilization of technology. The Company plans to initially focus on research utilizing the technology to develop treatments for hemophilia. Under the terms of the agreement we agreed to pay $0.3 million over the two year term of the agreement, this agreement may be terminated by either party upon written notice.
(8)
STOCKHOLDERS’ EQUITY

(a)
CAPITAL STOCK

On December 1, 2016, the Company effected a 1 for 10 reverse stock split of the Company’s outstanding stock. All share and per share amounts herein have been retroactively restated to reflect the split.
On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the “2014 shelf registration statement”), with the Securities and Exchange Commission which was declared effective February 11, 2014 and allowed us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants.
On February 11, 2014, we entered into an Equity Distribution Agreement (the “EDA”) with Roth Capital Partners, LLC (“Roth Capital Partners”), pursuant to which we may sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners. Sales of shares pursuant to the EDA, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by us and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. Sales under the EDA were made pursuant to the 2014 shelf registration statement. As of March 31, 2014, we had sold 72,168 shares pursuant to the EDA for gross proceeds of approximately $2.6 million. We have not sold any shares under the EDA since that date.
On March 18, 2014, we sold 287,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the “2014 RDO”), at a price of  $31.50 per share, resulting in gross proceeds of approximately $9.0 million.

On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement, we sold 547,195 shares of our common stock (the “Shares”), at a purchase price of  $9.1375 per share (together with the 2014 RDO, the “Registered Direct Offerings”). In a private placement concurrent with the sale of the Shares, we sold to the investors who purchased the Shares warrants to purchase 410,396.8 shares of our common stock (the “Warrants”). The Shares and Warrants were sold pursuant to a securities purchase agreement for aggregate gross proceeds of  $5.0 million. Subject to certain ownership limitations, the Warrants became exercisable on November 10, 2016 at an exercise price equal to $8.30 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.
In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase an aggregate of 38,303.7 shares of our common (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $11.422 per share of common stock.
The net proceeds from the sale of the Shares and the Warrants are $4.5 million after deducting certain fees due to the placement agent and our estimated transaction expenses.
As of December 31, 2016, pursuant to the EDA and the Registered Direct Offerings, we have sold 906,363 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014, for gross proceeds of  $16.6 million. These sales resulted in proceeds, net of issuance costs of approximately $15.1 million. The shelf registration statement expired on February 11, 2017.
On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement. On August 23, 2016, we received notification from NASDAQ that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days. NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we have demonstrated an ability to maintain long-term compliance. If we did not regain compliance by February 21, 2017, the Listing Qualifications Department of NASDAQ indicated it would provide written notification to us that our common stock would be delisted. At that time, we could appeal the delisting determination to a NASDAQ Hearings Panel (the “Panel”). Our common stock would remain listed pending the Panel’s decision.
On December 15, 2016, we received a notice from NASDAQ stating that the Company has regained compliance with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 5450(a)(1) because the closing bid price of the Company’s common stock met or exceeded $1.00 per share for at least 10 consecutive business days. The notice further stated that the NASDAQ matter relating to the Company’s non-compliance with the minimum bid price requirement, which the Company initially disclosed under Item 3.01 of its Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2016, is now closed.
Effective September 7, 2011, we entered into a Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the Stockholder Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by the Company’s common stock certificates or book entry notations, will not be traded separately from the common stock, and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2016.
In connection with the execution of our merger agreement with Intrexon Corporation (“Intrexon”), we amended the rights plan to provide that none of Intrexon, its merger subsidiary or any of their respective associates or affiliates shall become an Acquiring Person under the rights plan and to otherwise exempt the merger from triggering provisions or rights under the rights plan.
In addition to the common stock reflected on our balance sheets, the following items are reflected in the capital accounts as of December 31, 2016 and 2015:
•
5,000,000 shares of  $0.001 par value preferred stock have been authorized; none are issued or outstanding.

(b)
STOCK-BASED COMPENSATION

Stock Incentive Plans
Our stockholders approved the 2015 Omnibus Incentive Plan (the “2015 Plan”) in November 2015. The 2015 Plan increased the number of shares of common stock that are available to be issued through grants or awards made thereunder or through the exercise of options granted by 150,000 shares. At December 31, 2016, there were 99,379 shares available for future issuance and 289,193 outstanding options under the 2015 Plan, the 2011 Omnibus Incentive Plan (the “2011 Plan”), the CEO Incentive Plan, and the 2002 Stock Incentive Plan (the “2002 Plan”).
Stock options granted under the 2015 Plan generally have a contractual term of 10 years and vest ratably over a four-year service period, when the option is fully exercisable. The Compensation Committee administers the 2015 Plan, approves the individuals to whom options, restricted stock, or other awards will be granted, and determines the terms of the awards, including the number of shares granted and exercise price of each option.
The 2015 Plan amends and restates the 2011 Plan, which was approved in June 2011 as the replacement to the 2002 Plan, which was approved in June 2002. There were 80,500 outstanding options and no outstanding restricted stock awards under the 2015 Plan at December 31, 2016. There were 171,033 outstanding options and no outstanding restricted stock awards under the 2011 Plan at December 31, 2016. There were 29,327 outstanding options and no outstanding restricted stock awards under the 2002 Plan at December 31, 2016. Options outstanding under the 2015 Plan at December 31, 2016 expire through 2026. Options outstanding under the 2011 Plan at December 31, 2016 expire through 2025. Options outstanding under the 2002 Plan at December 31, 2016 expire through 2021.
As of December 31, 2016 there are no unvested restricted stock awards under the 2015 Plan, the 2011 Plan or the 2002 Plan.
In May 2012, the Company granted an Inducement Award to purchase shares of common stock to our then President and Chief Executive Officer pursuant to a CEO inducement award agreement. The Inducement Award allowed for the purchase of up to 25,000 shares of common stock at an exercise price per share equal to $25.40. The option has a ten-year term and vested ratably over a four-year service period, when the option was to be fully exercisable. When the former CEO departed the Company, she forfeited her unvested shares as of September 3, 2013. There are 8,333 outstanding options awards under the CEO inducement plan at December 31, 2016.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options for the years ended December 31, 2016 and 2015, which was allocated as follows:
	Years ended December 31,
	2016	2015
	(in thousands)
General and administrative	$520	$554
Research and development	261	369
	$781	$923

We use the Black-Scholes option pricing model to value stock options. The estimated fair value of employee stock options granted during the 12 months ended December 31, 2016 and 2015 was calculated using the Black-Scholes model with the following weighted-average assumptions:
	2016	2015
Range of risk-free interest rate	1.41% – 1.51%	1.42% – 1.87%
Expected dividend yield	0.00%	0.00%
Range of expected volatility	101.66% – 114.88%	103.44% – 103.64
Expected life (years)	6.48	6.30
The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants. The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.
The volatility assumptions for 2016 and 2015 are based on the volatility for the most recent one-year period as well as an estimate of the volatility over the expected life of 6.48 years and 6.30 years, respectively. The expected life of employee stock options represents the weighted average combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint between the applicable vesting date and the full contractual term.
The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. The Company used 14.9% and 18.3% forfeiture rates for the options granted in 2016 and 2015, respectively.
The weighted-average fair value of the options granted for the years ended December 31, 2016 and 2015 are $4.32 and $22.75, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Stock Options
The activity of the plans from January 1, 2015 to December 31, 2016 is as follows:
	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at January 1, 2015	167	47.43
Granted	57	27.92
Cancelled	(1)	182.75
Outstanding at December 31, 2015	223	41.49
Granted	71	5.28
Cancelled	(5)	136.34
Stock options outstanding at December 31, 2016	289	$30.95	6.9	$—
Vested or expected to vest at December 31, 2016	274	$31.95	6.8	$—
Exercisable at December 31, 2016	184	$40.98	5.8	$—

Unrecognized stock-based compensation expense related to stock options was approximately $0.1 million as of December 31, 2016. This amount is expected to be expensed over a weighted average period of 2.1 years. There were no stock options exercised during the years ended December 31, 2016 or 2015.
The following table summarizes information about our stock options outstanding at December 31, 2016:
	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00 – $100.00	274	7.2	$21.65	169	$26.72
$100.01 – $200.00	5	1.3	171.39	5	171.39
$200.01 – $300.00	8	2.0	235.74	8	235.74
$300.01 – $410.00	2	0.3	410.00	2	410.00
	289	6.9 years	$30.95	184	$40.98

As of December 31, 2016 options covering 183,647 shares were exercisable at $3.80 to $410.00 per share (average $40.98 per share) and there were 99,379 shares available for future issuance under the 2015 Plan.
(c)
WARRANTS

On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement (as defined in Note 6 below), we sold 547,195 shares of our common stock (the “Shares”), at a purchase price of  $9.1375 per share. In a private placement concurrent with the sale of the Shares, we sold to the investors who purchased the Shares warrants to purchase 410,396.8 shares of common stock (the “Warrants”). The Shares and the Warrants were sold pursuant to a securities purchase agreement for aggregate gross proceeds of  $5.0 million. Subject to certain ownership limitations, the Warrants became exercisable on November 10, 2016 at an exercise price equal to $8.30 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.
In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase an aggregate of 38,303.7 shares of our common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $11.422 per share of common stock.

A summary of the allocation of the proceeds of the offering is shown below:
(in thousands)
Allocated to warrant liabilities	$2,511
Allocated to common stock and additional paid-in capital	2,489
Total allocated gross proceeds	$5,000

The closing costs of  $699,861 included the 38,303.7 Placement Agent Warrants valued at $202,862, and $496,999 for placement agent and other fees. Based upon the estimated fair value of the Shares and Warrants in units, the Company allocated $250,279 to financing expense and $449,582 as stock issuance costs.
The table below sets forth the Warrants and Placement Agent Warrants as of December 31, 2016:
Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status
May 2016	410,396.8	$8.30	11/10/2022	Exercisable
May 2016	38,303.7	$11.4220	5/4/2021	Exercisable
	448,700.5

The Warrants contain a provision for liquidated damages in the event that there is a failure to deliver shares of common stock within three days of receiving a notice to exercise. As a result of this liquidated damages provision, the Warrants require liability classification in accordance with ASC 480 and are recorded at fair value. The fair value of the Warrants has been determined under a Black-Scholes pricing model; assuming a weighted average 5.73 year remaining life for the warrants, 2.00% risk-free interest rate, a 113.14% expected volatility and no dividend yield, the weighted average fair value of warrant liability as of December 31, 2016 is $6.56. Changes in fair value are recorded against operations in the reporting period in which they occur; increases or decreases in fair value are recorded to other income/(expense) as a change in fair value of warrant liabilities.
On February 1, 2015, 42,000 warrants with an exercise price of  $275.00 issued in February 2009 expired. There were no warrants exercised during the years ended December 31, 2016 or 2015, respectively.
(9)
INCOME TAXES

For the years ended December 31, 2016 and 2015 there is no provision for income taxes included in the statements of operations. We have incurred operating losses, but have not recorded an income tax benefit for 2016 and 2015 as we have recorded a valuation allowance against our net operating losses and other net deferred tax assets due to uncertainties related to the ability to realize these tax assets. A reconciliation of tax credits computed at the statutory federal tax rate (34%) on operating loss before income taxes to the actual income tax expense is as follows:
	2016	2015
	(in thousands)
Tax provision computed at the statutory rate	$(1,968)	$(2,225)
State income taxes, net of federal income tax provision	(315)	(356)
Book (income) / expenses not taxable or deductible	(548)	3
Nondeductible compensation expense	153	151
Credits and Other	11	(386)
Change in valuation allowance for deferred tax assets	2,667	2,813
Income tax expense	$—	$—

The Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported accumulated net losses to date, we have provided a full valuation allowance against our deferred tax assets.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:
	2016	2015
	(in thousands)
Net operating loss carryforwards	$104,742	$102,229
Research and experimentation tax credit	14,568	14,568
Property and equipment, principally due to differences in depreciation	(73)	(78)
Deferred compensation expense	1,218	1,063
Other	157	153
Total deferred tax assets	120,612	117,935
Valuation allowance	(120,612)	(117,935)
Net deferred tax assets	$—	$—

The difference reflected in the change in the valuation allowance as it appears in the analysis of deferred tax assets in comparison to the reconciliation of income tax expense is the result of the tax impact of other comprehensive income.
At December 31, 2016, we have net operating loss carryforwards of approximately $266 million for federal income tax purposes, which expire beginning on 2018 through 2036. We have research and experimentation tax credit carryforwards of  $14.6 million at December 31, 2016 which will expire beginning in 2018 through 2030.
Our NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (the “IRC”). NOL and tax credit carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. The amount of U.S. loss carryforward that can be used by the Company each year is limited due to changes in the Company’s ownership that occurred in 2003. Thus a portion of the Company’s loss carryforward may expire unused.
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
As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. At December 31, 2016 and 2015, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2016 and 2015.
We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2013.

(10)
QUARTERLY RESULTS (UNAUDITED)

Our unaudited quarterly information is as follows:
2016 (unaudited)	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$290	$26	$173	$22
Operating loss	$(1,859)	$(1,714)	$(1,530)	$(2,111)
Net loss	$(1,860)	$(1,195)	$(1,207)	$(1,525)
Basic and diluted net loss per share	$(1.08)	$(0.59)	$(0.53)	$(0.67)
2015 (unaudited)	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$405	$127	$193	$160
Operating loss	$(1,536)	$(1,875)	$(1,511)	$(1,645)
Net loss	$(1,529)	$(1,869)	$(1,505)	$(1,642)
Basic and diluted net loss per share	$(0.90)	$(1.10)	$(0.90)	$(1.00)
The net income/(loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income/ (loss) per share for the four quarters may not equal the loss per share for the respective 12-month period.
Included in the fourth quarter of 2016 is an increase to our 2016 incentive compensation expense of approximately $341,000.
(11)
SUBSEQUENT EVENTS

On January 24, 2017, the Company, Intrexon and Merger Sub entered into the Merger Agreement, pursuant to which, and on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company. The Company will survive the Merger as a wholly owned subsidiary of Intrexon.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock (the “GenVec Shares”) issued and outstanding immediately prior to the Effective Time (other than shares held directly by Intrexon or Merger Sub and shares owned by our stockholders who have properly exercised their appraisal rights under Delaware law) will be converted into the right to receive merger consideration consisting of  (i) 0.297 validly issued, fully paid and non-assessable shares of Intrexon’s common stock (and, if applicable, cash in lieu of fractional shares of Intrexon common stock), plus (ii) one contingent payment right, in each case, subject to any withholding of taxes required by applicable law (the “Merger Consideration”). Each contingent payment right will represent the right to receive an amount equal to (a) fifty percent (50%) of  (x) all milestone payments, if any, actually received by us or our successor or any of our or our successor’s affiliates (including Intrexon) from Novartis for any milestones that are achieved or occur during the period ending 36 months after the closing date and (y) all royalty payments, if any, actually received by us or our successor or any of our or our successor’s affiliates (including Intrexon) from Novartis during the period ending 36 months after the closing date, in each case, under the Research Collaboration and License Agreement, dated January 13, 2010, as amended, between Novartis and us divided by (b) all then-outstanding contingent payment rights (which may include contingent payment rights issued upon exercise of certain warrants), subject to any withholding of taxes required by applicable law. Immediately prior to the public announcement of the Merger, the exchange ratio for the stock portion of the Merger Consideration represented an implied value of  $7.00 per GenVec Share based on Intrexon’s five-day volume weighted average price as of January 23, 2017.
The Merger Agreement may be terminated by mutual written consent of Intrexon and us, and by either party if  (i) the requisite stockholder approval has not been obtained at the meeting of our stockholders, (ii) any governmental order permanently restraining, enjoining or prohibiting the Merger becomes final and non-appealable, or any law is in effect that prevents or makes illegal the Merger, (iii) the Merger is not consummated by July 24, 2017 (the “Outside Date”), or (iv) the other party breaches any of its representations, warranties, covenants or agreements in the Merger Agreement such that conditions to close the Merger that relate to compliance with representations and warranties and other obligations under the Merger Agreement are not reasonably capable of being satisfied while the breach is continuing and the breach is not cured (or is not capable of cure) within certain time frames specified in the Merger Agreement (a “Specified Breach”). In addition, Intrexon may terminate the Merger Agreement if our board of directors effects a change in its recommendation with respect to the Merger (a “Change of Board Recommendation”), and we may terminate the Merger Agreement if our board of directors effects a Change of Board Recommendation in order to accept a superior proposal and substantially concurrently with termination we enter into a letter of intent or agreement with respect to such superior proposal.
If the Merger Agreement is terminated by either party as a result of a Change of Board Recommendation, then we must pay Intrexon a termination fee equal to $550,000 (the “Termination Fee”). The Termination Fee is also payable if the Merger Agreement is terminated by (i) either party as a result of the Merger not being consummated by the Outside Date or (ii) Intrexon based solely on a Specified Breach by us of any covenant or agreement in the Merger Agreement and, in either case, an acquisition proposal has been announced publicly or made to us after the date of the Merger Agreement but prior to the termination thereof, and we enter into a letter of intent or agreement in respect of, or consummate, an acquisition proposal within 12 months of termination of the Merger Agreement. We will also be obligated to pay Intrexon an expense reimbursement of up to $400,000 (the “Expense Reimbursement”) if the Merger Agreement is terminated by Intrexon because of a Specified Breach by us of any covenant or agreement in the Merger Agreement and within six (6) months after the date of such termination we enter into a definitive agreement with a third party in respect of any acquisition proposal. In addition, if we willfully breach our non-solicitation covenants, then in circumstances in which an Expense Reimbursement is paid, we will also be obligated to pay Intrexon an additional $200,000 (the “Additional Expense Amount”). If we pay Intrexon the Expense Reimbursement, including the Additional Expense Amount to the extent applicable, and the Termination Fee thereafter becomes payable, then the Termination Fee will be reduced by the amount of the previously paid Expense Reimbursement and the Additional Expense Amount, as applicable.