Form 10-Q
period 2017-03-31
GENVEC INC
filed 2017-05-10
CIK 934473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of April 30, 2017, the registrant had 2,273,632 shares of common stock, $0.001 par value, outstanding.

GENVEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENVEC, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,536	$3,667
Investments, at fair value	1,749	3,498
Accounts receivable, net	84	22
Prepaid expenses and other	224	271
Total current assets	4,593	7,458
Property and equipment, net	255	191
Other assets	58	58
Total assets	$4,906	$7,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,635	$957
Accrued expenses and other	560	890
Total current liabilities	2,195	1,847

Warrant liabilities, at fair value	2,034	1,059
Other liabilities	94	96
Total liabilities	4,323	3,002

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at March 31, 2017 or December 31, 2016	-	-
Common stock, $0.001 par value; 55,000 shares authorized; 2,274 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	295,482	295,333
Accumulated other comprehensive loss	(1)	(3)
Accumulated deficit	(294,900)	(290,627)
Total stockholders’ equity	583	4,705
Total liabilities and stockholders’ equity	$4,906	$7,707

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per share data)

Revenues	$114	$290

Operating expenses:
General and administrative	2,654	1,412
Research and development	767	737
Total operating expenses	3,421	2,149

Operating loss	(3,307)	(1,859)

Other income/(expense):
Change in fair value of warrant liabilities	(975)	-
Interest and other income/(expense), net	9	(1)
Total other expense, net	(966)	(1)

Net loss	$(4,273)	$(1,860)

Basic and diluted net loss per share	$(1.88)	$(1.08)

Shares used in computation of basic and diluted net loss per share	2,274	1,726

Comprehensive Loss:

Net loss	$(4,273)	$(1,860)

Unrealized holding gain on securities available for sale	2	5

Comprehensive loss	$(4,271)	$(1,855)

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Cash flows from operating activities:
Net loss	$(4,273)	$(1,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	26
Non-cash charges for stock-based compensation	149	202
Non-cash consideration for release of security interest	-	4
Change in fair value of warrant liabilities	975	-
Changes in current assets and liabilities, net	331	(138)
Changes in non-current assets and liabilities, net	(2)	(3)
Net cash used in operating activities	(2,797)	(1,769)

Cash flows from investing activities:
Purchases of property and equipment	(87)	-
Proceeds from sale of property and equipment	1	-
Proceeds from maturities of investment securities	1,752	1,087
Net cash provided by investing activities	1,666	1,087

Change in cash and cash equivalents	(1,131)	(682)
Beginning balance of cash and cash equivalents	3,667	7,015

Ending balance of cash and cash equivalents	$2,536	$6,333

See accompanying notes to unaudited condensed financial statements.

GENVEC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(1)	General

Basis of Presentation

The (a) condensed balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements included herein have been prepared by GenVec, Inc. (“GenVec”, “we”, “our”, “us”, or the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2017 and December 31, 2016 and the results of its operations and cash flows for the three-month periods ended March 31, 2017 and March 31, 2016. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

A key component of our strategy is to develop and commercialize our product candidates through collaborations. We are working with prominent companies and organizations such as Novartis, Merial (a unit of Boehringer Ingelheim), Washington University in St. Louis, and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that addresses the prevention and treatment of a number of significant human and animal health concerns. Our combination of internal and partnered development programs address therapeutic areas such as hearing loss and balance disorders, oncology, bleeding disorders, as well as vaccines against infectious diseases, including respiratory syncytial virus (“RSV”), herpes simplex virus (“HSV”), malaria, and in the area of animal health, vaccines against foot-and-mouth disease (“FMD”).

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

We have multiple vaccine candidates that leverage our core adenovector technology, including our vaccine candidates for the prevention or treatment of RSV and HSV. We also have a program to develop a vaccine for malaria, a program in which we are currently working in collaboration with the Laboratory of Malaria Immunology and Vaccinology (“LMIV”) of the National Institute of Allergy and Infectious Diseases, National Institutes of Health (“NIAID”).

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

PLAN OF MERGER

On January 24, 2017, the Company, Intrexon Corporation, a Virginia corporation (“Intrexon”), and Intrexon GV Holding, Inc., a Delaware corporation and wholly owned subsidiary of Intrexon (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GenVec (the “Merger”). GenVec will survive the Merger as a wholly owned subsidiary of Intrexon. For more information on the Merger, the Merger Agreement and its terms and conditions, see Note 11, “Subsequent Events,” of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Except where it is clear from the context, the discussion in this Form 10-Q does not contemplate the consummation of the Merger or the integration of GenVec with Intrexon.

GOING CONCERN

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

Management has determined the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about our ability to continue as a going concern for the next twelve months. The report of our independent registered public accounting firm for the year ended December 31, 2016 included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty. If the merger with Intrexon is not consummated, our ability to continue as a going concern may depend on our ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There are no assurances that these future funding and operating efforts will be successful. If management is unsuccessful in these efforts, our current capital is not expected to be sufficient to fund our operations for the next twelve months. Our financial statements as of March 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Critical accounting estimates involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our most critical accounting estimates relate to accounting policies for strategic collaborations and research contract revenues, research and development activities, stock-based compensation, and warrant liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

Research and development revenue from fixed-price best efforts arrangements is recognized as earned based on the performance requirements of the contract. Revenue under these arrangements is recognized when delivery to and acceptance by the customer has been received. During the period of performance, recoverable contract costs are accumulated on the balance sheet in other current assets, but no revenue or profit is recorded prior to customer acceptance of the contractually stated deliverables. Recoverable contract costs that are accumulated on the balance sheets include all direct costs associated with the arrangement and an allocation of indirect costs. Payments received in advance of customer acceptance are recorded as deferred revenue. Once customer acceptance has been received, revenue and recoverable contract costs are recognized. Over the course of the arrangement, we routinely evaluate whether revenue and profitability should be recognized in the current period. Any known or probable losses on projects are charged to operations in the period in which such losses are determined.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash, or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact this standard may have on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The amendments in this ASU are effective for annual and interim periods for fiscal years beginning after December 15, 2018. The adoption of this standard is expected to have a material impact on our financial position. The Company is currently evaluating the impact this standard may have on our results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016-8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations.” The amendments in this ASU do not change the core principle of ASU No. 2014-09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the impact of adopting these standards. Nothing has come to the Company’s attention that would indicate the adoption of these standards will have a material impact on the Company’s financial statements. However, the adoption of these standards will have a material impact on the Company’s disclosures.

There are no other applicable new accounting pronouncements issued but not effective until after March 31, 2017 that the Company believes could have a significant effect on our financial position or results of operations.

(2)	Fair Value Measurements

For assets and liabilities measured at fair value, we utilize FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures” (ASC 820), which defines fair value and establishes a framework for fair value measurements. This standard establishes a three-level hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs used to measure fair value are as follows:

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet at March 31, 2017:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Corporate bonds	$1,749	$-	$1,749	$-
Total assets at fair value	$1,749	$-	$1,749	$-

Liabilities:
Warrant liabilities	$2,034	$-	$-	$2,034
Total liabilities at fair value	$2,034	$-	$-	$2,034

The following table presents information about assets and liabilities recorded at fair value on a recurring basis on the Condensed Balance Sheet at December 31, 2016:

		Quoted Prices in
		Active Markets for	Significant	Significant
	Total Carrying	Identical	Other Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Corporate notes and bonds	$3,498	$-	$3,498	$-
Total assets at fair value	$3,498	$-	$3,498	$-

Liabilities:
Warrant liabilities	$1,059	$-	$-	$1,059
Total liabilities at fair value	$1,059	$-	$-	$1,059

We determine fair value for our investments in marketable securities with Level 1 inputs through quoted market prices and have classified them as available-for-sale. Our Level 2 investments consist of corporate notes and bonds maturing at various times in 2017.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to, (i) the financial condition and business plans of the investee, including its future earnings potential, (ii) the investee’s credit rating and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We have determined there were no such impairments during the first quarter of 2017. During the first quarter of 2016, we determined that our equity security holding had incurred an other-than-temporary impairment as a result of the entity in which we held the equity being acquired by another company at a price lower than our carrying value. The stock of the entity is no longer being publicly traded. As a result of this impairment, we realized a loss of $4,000.

All unrealized holding gains or losses related to our investments in marketable securities are reflected in accumulated other comprehensive loss in stockholders’ equity. The changes in accumulated other comprehensive loss were net unrealized gains of $2,000 and $5,000 for the three months ended March 31, 2017 and 2016, respectively.

(3)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options for the three-month periods ended March 31, 2017 and March 31, 2016, which was allocated as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

General and administrative	$97	$136
Research and development	52	66
	$149	$202

We use the Black-Scholes pricing model to value stock options. No stock options were granted in 2017. The estimated fair value of employee stock options granted during the three-month periods ended March 31, 2016 was calculated using the Black-Scholes model with the following weighted-average assumptions:

For the Three
Months Ended
March 31, 2016

Risk-free interest rate	1.51%
Expected dividend yield	0.00%
Expected volatility	101.66%
Expected life (years)	6.46
Weighted-average fair value of options granted	$0.46

The risk-free interest rate assumptions are based upon various U.S. Treasury rates as of the date of the grants. The dividend yield is based on the assumption that we do not expect to declare a dividend over the life of the options.

The volatility assumptions are based on the weighted average volatility for the most recent one-year period as well as the volatility over the expected life of 6.46 years. The expected life of employee stock options represents the weighted average of combining the actual life of options that have already been exercised or cancelled with the expected life of all outstanding options. The expected life of outstanding options is calculated assuming the options will be exercised at the midpoint between the applicable vesting date and the full contractual term.

The Company estimates forfeiture rates at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover.

The weighted-average fair value of the options granted for the three-month periods ended March 31, 2016 is $0.46. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance, which fully reserves against potential deferred tax assets.

Stock Options

The following table summarizes the stock option activity for the three-month period ended March 31, 2017:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life (years)	value
	(in thousands, except exercise price and contractual term data)

Stock options outstanding, January 1, 2017	289	$30.95
Granted	-	-
Expired	(2)	261.00
Stock options outstanding at March 31, 2017	287	$29.50	6.70	$55
Vested or expected to vest at March 31, 2017 (a)	275	$30.27	6.62	$50
Exercisable at March 31, 2017	204	$35.81	5.95	$8

(a) This represents the number of vested options as of March 31, 2017, plus the number of unvested options as of March 31, 2017 that we expect to vest in the future based on our estimated forfeiture rate.

Unrecognized stock-based compensation related to stock options was approximately $0.8 million as of March 31, 2017. This amount is expected to be expensed over a weighted average period of 1.9 years. There were no options exercised during the three-month periods ended March 31, 2017 or 2016.

The following table summarizes information about our stock options outstanding and exercisable as of March 31, 2017:

	Outstanding			Exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	of shares	life (in years)	price	of shares	price
	(number of shares in thousands)

$0.00 - $7.00	70	8.97	$5.28	17	$5.60
$7.01 - $100.00	204	6.22	27.32	174	26.82
$100.01 - $200.00	5	1.02	171.39	5	171.39
$200.01 - $300.00	6	2.29	228.60	6	228.60
$300.01 - $410.00	2	0.05	410.00	2	410.00
	287	6.70	$29.50	204	$35.81

(4)	Warrants

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

The table below sets forth the Warrants and Placement Agent Warrants as of March 31, 2017:

Offering Date	Outstanding Warrants	Exercise Price	Expiration Date	Status

May 2016	410,396.8	$8.30	11/10/2022	Exercisable
May 2016	38,303.7	11.4220	5/4/2021	Exercisable
	448,700.5

The Warrants contain a provision for liquidated damages in the event that there is a failure to deliver shares of common stock within three days of receiving a notice to exercise. As a result of this liquidated damages provision, the Warrants require liability classification in accordance with ASC 480 and are recorded at fair value. The fair value of the Warrants has been determined under a Black-Scholes pricing model; assuming a weighted average 5.49 year remaining life for the warrants, 1.97% risk-free interest rate, a 104.24% expected volatility and no dividend yield, the weighted average fair value of warrant liability as of March 31, 2017 is $4.54. Changes in fair value are recorded against operations in the reporting period in which they occur; increases or decreases in fair value are recorded to other income/(expense) as a change in fair value of warrant liabilities.

(5)       Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common stock stockholders divided by the weighted average number of common stock shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three-month periods ended March 31, 2017 and 2016 all common stock equivalent shares associated with our stock option plans and stock equivalent shares associated with our warrants were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

(6)       Stockholders’ Equity

On December 1, 2016, the Company effected a 1 for 10 reverse stock split of the Company’s outstanding stock. All share and per share amounts in the unaudited condensed financial statements and accompanying notes have been retroactively restated to reflect the split.

On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the “2014 shelf registration statement”), with the SEC which was declared effective February 11, 2014 and allowed us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Due to its expiration, the 2014 shelf registration statement is no longer available for use for primary offerings by the Company.

On February 11, 2014, we entered into an Equity Distribution Agreement (the “EDA”) with Roth Capital Partners, LLC (“Roth Capital Partners”), pursuant to which we could sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners. Sales of shares pursuant to the EDA, if any, could be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by us and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. Sales under the EDA were made pursuant to the 2014 shelf registration statement. As of March 31, 2014, we had sold 72,168 shares pursuant to the EDA for gross proceeds of approximately $2.6 million. We have not sold any shares under the EDA since that date, and we would not be able to do so until a new registration statement is filed pursuant to which sales under the EDA may be made.

On March 18, 2014, we sold 287,000 shares of our common stock, par value $0.001, in a registered direct offering pursuant to the 2014 shelf registration statement (the “2014 RDO”), at a price of  $31.50 per share, resulting in gross proceeds of approximately $9.0 million.

On May 10, 2016, in a registered offering pursuant to the 2014 shelf registration statement, we sold the Shares, as defined in Note 4 above, at a purchase price of  $9.1375 per share (together with the 2014 RDO, the “Registered Direct Offerings”). In a private placement concurrent with the sale of the Shares, we sold the Warrants to the investors who purchased the Shares. The Shares and Warrants, as defined in Note 4 above, were sold pursuant to a securities purchase agreement for aggregate gross proceeds of $5.0 million. Subject to certain ownership limitations, the Warrants became exercisable on November 10, 2016 at an exercise price equal to $8.30 per share of common stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable until November 10, 2022.

In connection with the offering of the Shares and Warrants, we issued to the placement agent and its designees unregistered warrants to purchase the Placement Agent Warrants, as defined in Note 4 above. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants will expire on May 4, 2021 and have an exercise price equal to $11.422 per share of common stock.

The net proceeds from the sale of the Shares and the Warrants are $4.5 million after deducting certain fees due to the placement agent and our estimated transaction expenses.

As of March 31, 2017, pursuant to the EDA and the Registered Direct Offerings, we have sold 906,363 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014, for gross proceeds of $16.6 million. These sales resulted in proceeds, net of issuance costs of approximately $15.1 million. The 2014 shelf registration statement expired on February 11, 2017.

On February 24, 2016, we received notification from NASDAQ that the minimum bid price of our common stock had remained below $1.00 per share for 30 consecutive business days, and we therefore were not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until August 22, 2016, to regain compliance with the minimum bid price requirement. On August 23, 2016, we received notification from NASDAQ that we had been afforded a second 180 calendar day grace period, or until February 21, 2017, to regain compliance. To regain compliance, the closing bid price of our common stock must have met or exceeded $1.00 per share for at least ten consecutive business days. NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining we demonstrated an ability to maintain long-term compliance.

On December 15, 2016, we received a notice from NASDAQ stating that the Company regained compliance with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 5450(a)(1) because the closing bid price of the Company’s common stock met or exceeded $1.00 per share for at least 10 consecutive business days. The notice further stated that the NASDAQ matter relating to the Company’s non-compliance with the minimum bid price requirement, which the Company initially disclosed under Item 3.01 of its Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2016, is now closed.

Effective September 7, 2011, we entered into a stockholder rights agreement (the “Stockholder Rights Agreement”) between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Stockholder Rights Agreement was not adopted in response to any specific effort to acquire control of the Company. In connection with the adoption of the Stockholder Rights Agreement, the Company’s board of directors declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on September 7, 2011. Initially, the Rights will be represented by the Company’s common stock certificates or book entry notations, will not be traded separately from the common stock, and will not be exercisable. In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock, or upon the occurrence of certain other events, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $32 per Right, a number of shares of GenVec common stock having a value equal to two times such purchase price. The Company’s board of directors is entitled to redeem the Rights at $0.001 per Right at any time before a person or group has acquired 20% or more of the Company’s common stock. The Rights will expire on September 7, 2021, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. The Company has authorized 30,000 shares of Series B Junior Participating Preferred Stock in connection with the adoption of the Stockholder Rights Agreement. There was no Series B Junior Participating Preferred Stock issued or outstanding as of March 31, 2017.

In connection with the execution of the Merger Agreement with Intrexon, we amended the Stockholder Rights Agreement to provide that none of Intrexon, Merger Sub or any of their respective associates or affiliates shall become an Acquiring Person under the Stockholder Rights Agreement and to otherwise exempt the Merger from triggering provisions or rights under the Stockholder Rights Agreement.

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

From September 2010 through October 2014, we achieved four milestones resulting in aggregate payments from Novartis of $5.6 million. We have not achieved any milestones since October 2014.

The achieved milestones are as follows:

Milestone Event	Date	Amount
(1) Successful completion of certain preclinical development activities	September 2010	$300,000
(2) Successful completion of certain preclinical development activities	December 2011	300,000
(3) Non-rejection by the FDA of the IND filed by Novartis for CGF166	February 2014	2,000,000
(4) First patient treated in a Phase I clinical trial with CGF166	October 2014	3,000,000

As of April 30, 2017, milestones remaining available under the agreement included $21.0 million of additional clinical milestones, $45.0 million in regulatory milestones, and $135.0 million of sales-based milestones.

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

In addition, the agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. During each of the three-month periods ended March 31, 2017 and 2016, we recognized $0.1 million for work performed under the agreement.

In January 2016, we were notified by Novartis that enrollment was paused in the clinical study for CGF166. This pause was based on a review of data by the trial’s Data Safety Monitoring Board (the “DSMB”) in accordance with criteria in the trial protocol. On April 28, 2016, we were notified by Novartis, based on a review of safety and efficacy data from the nine patients currently enrolled in the study, that the DSMB recommended that the trial continue, subject to approval by the FDA. On July 25, 2016, we announced we were notified by Novartis, that the FDA had lifted the clinical hold on the trial. In February 2017, we were notified that the first patient in the fourth cohort of the trial had been dosed.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis, related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. During each of the three-month periods ended March 31, 2017 and 2016, we recognized $30,000 for services performed under this agreement.

In March 2015, we announced a collaboration with TheraBiologics, Inc. to develop cancer therapeutics leveraging both our proprietary gene delivery platform and TheraBiologics’ proprietary neural stem cell technology. Depending on the manner of commercialization, we will be entitled to profit sharing and/or royalty and milestone payments for the products being developed under the collaboration. We will contribute technology, know-how, vector construction, and technical and regulatory support to the program, and TheraBiologics will be responsible for all other development costs. We anticipate TheraBiologics will advance a second generation neural stem cell-based cancer treatment utilizing our technology into the clinic by the first half of 2018.

In April 2015, we announced a Research Collaboration Agreement with the LMIV under which we will build new vaccine candidates based on our proprietary adenovectors isolated from gorillas and designed to deliver novel antigens discovered at the LMIV.

In June 2015, we announced a multi-faceted collaboration agreement with the School of Medicine at Washington University at St. Louis (“WUSTL”) under which we and WUSTL will create modified versions of our gorilla adenovectors that incorporate specialized targeting antibodies on the surface of the vectors. These antibodies are produced only by camels, alpacas and other camelids and are smaller and more stable in intracellular environments than their mouse or human counterparts. The ultimate goal of this collaboration is to create highly targeted therapeutics and vaccines.

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

(8)	Litigation

On March 28, 2017 and April 6, 2017, putative stockholder class actions were filed in the United States District Court for the District of Delaware styled, respectively, Parshall v. GenVec, Inc., et. al., Case No. 1:17-cv-00338 (D.Del.) and Mussman v. GenVec, Inc., et al., Case No. 1:99-mc-09999 (D.Del.). Additionally, on April 10, 2017 and April 25, 2017, actions were filed in the United States District Court for the District of Maryland styled, respectively Hoose v. GenVec, Inc. et al., Case No. 8:17-cv-00987, and Pillai v. GenVec, Inc. et al., Case No. 8:17-cv-01143 (together with the Parshall and Mussman actions, the “Stockholder Actions”). The Stockholder Actions assert claims against GenVec and members of GenVec’s board of directors (the “Individual Defendants”). The Parshall action also named, and the Hoose action purports to name, Intrexon and Merger Sub as defendants. The complaints in the Stockholder Actions allege that GenVec and the Individual Defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by failing to disclose in the draft proxy statement included in the Registration Statement on Form S-4 filed by Intrexon on March 17, 2017 in connection with the Merger certain information regarding alleged potential conflicts of interest, events leading up to the signing of the merger agreement with Intrexon and Merger Sub, certain financial data regarding GenVec, and certain inputs regarding Roth Capital Partners’ fairness opinion. The complaints in the Stockholder Actions also allege the Individual Defendants violated Section 20(a) of the Securities Exchange Act of 1934, as amended, as control persons who had the ability to prevent the Registration Statement from being false and misleading. The Parshall and Hoose actions also allege that Intrexon and Merger Sub violated Section 20(a) of the Exchange Act. The actions seek, among other things, an injunction preventing consummation of the merger with Merger Sub, an award of damages, and an award of costs and expenses, including attorneys’ fees.

On April 19, 2017, the plaintiffs in the Parshall and Mussman actions voluntarily dismissed their claims. On April 25, 2017, the plaintiff in the Hoose action filed a pre-motion letter advising the court of his intention to file a motion for preliminary injunctive relief (the “April 25 Letter”). On May 4, 2017, the Hoose and Pillai actions were consolidated for all purposes.

On May 2, 2017, the parties to the Stockholder Actions entered into a Memorandum of Understanding (“MOU”) that calls for, among other things: (1) certain additional disclosures to be included in the proxy statement mailed to GenVec stockholders; (2) the withdrawal of the April 25 Letter in the Hoose action; and (3) dismissal of the Hoose and Pillai actions immediately following the vote by GenVec stockholders on the Merger. On May 4, 2017, in accordance with the MOU, the plaintiffs in the Hoose and Pillai actions advised the Court of the MOU, filed stipulations seeking to stay those actions and withdrew the April 25 Letter. GenVec and the Individual Defendants believe the Hoose and Pillai actions are without merit and, if those actions are not voluntarily dismissed pursuant to the MOU, intend to vigorously defend them. GenVec and the Individual Defendants agreed to make the additional disclosures that are the subject of the MOU to avoid the expense and inconvenience of further litigation.

(9)	Reclassifications

On December 1, 2016, the Company effected a 1 for 10 reverse stock split of the Company’s outstanding stock. All share and per share amounts in the unaudited condensed financial statements and accompanying notes have been retroactively restated to reflect the split.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	decisions we make with respect to the future and strategic direction of our Company;

•	our proposed merger with Intrexon Corporation;

•	our product candidates being in the early stages of development;

•	our ability to find collaborators and, if we find collaborators, to mutually agree on terms for our collaborations;

•	our reliance on collaborators;

•	the timing, amount, and availability of revenues from our government-funded vaccine programs;

•	uncertainties with, and unexpected results and related analyses relating to, preclinical development and clinical trials of our product candidates;

•	the timing and content of future U.S. Food and Drug Administration (“FDA”) regulatory actions related to us, our product candidates, or our collaborators;

•	our financial condition, the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations, and our ability to lower our operating costs;

•	the scope and validity of patent protection for our product candidates and our ability to commercialize technology and products without infringing the patent rights of others; and

•	our listing of our common stock on the NASDAQ Stock Market.

Further information on the factors and risks that could affect our business, financial condition and results of operations is set forth under Part II, Item 1A of this report, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our other filings with the SEC. Our filings are available on our website at www.genvec.com or at the SEC’s website, www.sec.gov.

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

OVERVIEW

GenVec, Inc. (“GenVec”, “we”, “our”, “us”, or the “Company”) is a clinical-stage biopharmaceutical company with an entrepreneurial focus on leveraging its proprietary AdenoVerse™ gene delivery platform to develop a pipeline of cutting-edge therapeutics and vaccines. We are pioneers in the design, testing and manufacture of adenoviral-based product candidates that can deliver on the promise of gene-based medicine. GenVec’s lead product candidate, CGF166, is licensed to Novartis Institutes for BioMedical Research, Inc. (together with Novartis AG and its subsidiary corporations, including Novartis Pharma AG, “Novartis”) and is currently in a Phase 1/2 clinical study for the treatment of hearing loss and balance disorders. In addition to our internal and partnered pipeline, we also focus on opportunities to license our proprietary technology platform, including vectors and production cell lines, to potential collaborators in the biopharmaceutical industry for the development and manufacture of therapeutics and vaccines.

A key component of our strategy is to develop and commercialize our product candidates through collaborations. GenVec is working with prominent companies and organizations such as Novartis, Merial (a unit of Boehringer Ingelheim), Washington University in St. Louis, and the U.S. government, as well as promising young companies such as TheraBiologics, to support a portfolio of programs that addresses the prevention and treatment of a number of significant human and animal health concerns. GenVec’s combination of internal and partnered development programs addresses therapeutic areas such as hearing loss and balance disorders, oncology, bleeding disorders, as well as vaccines against infectious diseases including respiratory syncytial virus (“RSV”), herpes simplex virus (“HSV”), malaria, and in the area of animal health, vaccines against foot-and-mouth disease (“FMD”).

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

On January 24, 2017, GenVec, Intrexon Corporation, a Virginia corporation (“Intrexon”), and Intrexon GV Holding, Inc., a Delaware corporation and wholly owned subsidiary of Intrexon (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GenVec (the “Merger”). GenVec will survive the Merger as a wholly owned subsidiary of Intrexon. For more information on the Merger, the Merger Agreement and its terms and conditions, see Note 11, “Subsequent Events,” in the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As a biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. The description of our business in this Quarterly Report on Form 10-Q should be read in conjunction with those material risks and uncertainties.

FINANCIAL OVERVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Results of Operations

GenVec’s net loss was $4.3 million or $1.88 per share on revenues of $0.1 million for the three months ended March 31, 2017. This compares to a net loss of $1.9 million or $1.08 per share on revenues of $0.3 million in the same period in the prior year. Included in our net loss for the first three months of 2017 were stock-based compensation expense and the change in the fair value of warrant liabilities of $0.1 million and $1.0 million as compared to $0.2 million and $0 for the same period in the prior year. GenVec ended the first quarter of 2017 with $4.3 million in cash, cash equivalents and liquid investments.

Revenue

Revenues for the three-month period ended March 31, 2017 were $0.1 million, which represents a decrease of 60% as compared to revenues of $0.3 million in the comparable prior year period.

Revenues for the three-month period ended March 31, 2017 were primarily derived from our collaboration with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Revenues in 2016 were also derived from our funded research and development programs with the National Institutes of Allergy and Infectious Diseases of the National Institutes of Health, and the U.S. Naval Medical Research Center, each of which use GenVec’s proprietary adenovector technology for the development of vaccines against malaria.

In January 2010, we entered into a research collaboration and license agreement with Novartis to discover and develop novel treatments for hearing loss and balance disorders. Under the terms of the agreement, we licensed the world-wide rights to our preclinical hearing loss and balance disorders program to Novartis.

In addition, the agreement allows us to receive funding from Novartis for a research program focused on developing additional adenovectors for hearing loss. The agreement accounted for $0.1 million of revenue for each of the three-month periods ended March 31, 2017 and 2016.

For more information on the agreement, its terms and the amounts paid or recognized thereunder to date, see Note 7, “Collaborative Agreements,” in Notes to Financial Statements.

In August 2010, we signed an agreement for the supply of services relating to development materials with Novartis related to our collaboration in hearing loss and balance disorders. Under this agreement, valued at $14.9 million, we agreed to manufacture clinical trial material for up to two lead product candidates. This agreement accounted for $30,000 in revenue for each of the three-month periods ended March 31, 2017 and 2016, respectively.

Revenues recognized under our various funded research projects for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Hearing loss and balance disorders	$89	$89
Malaria	-	201
Other	25	-

Total	$114	$290

The decrease in revenue for the three-month period ended March 31, 2017 is primarily attributable to the completion of our malaria program with the NIH in March 2016. We recognized $0.2 million in revenue in 2016 with no corresponding revenue in 2017.

Expenses

Operating expenses were $3.4 million for the three-month period ended March 31, 2017, which represents an increase of 59% as compared to $2.1 million in the comparable prior year period.

General and administrative expenses for the three-month period ended March 31, 2017 increased 88%, with expense of approximately $2.7 million in 2017 as compared to $1.4 million in 2016. The increase is primarily attributable to higher professional services costs generally related to our Merger with Intrexon.

Research and development expenses for the three-month period ended March 31, 2017 increased 4%, with expense of approximately $0.8 million in 2017 as compared to $0.7 million in 2016. The increase is primarily attributable to higher professional, material, and facility costs.

Other Income/(Expense)

Other income/(expense), net for the three-month period ended March 31, 2017 was a net expense of $1.0 million as compared to a net expense of $1,000 for the same period in 2016. The increase was primarily attributable to a $1.0 million change in the fair value of the warrant liabilities in connection with our May 10, 2016 registered offering.

Liquidity and Capital Resources

We have experienced significant losses since our inception. As of March 31, 2017 we have an accumulated deficit of  $294.9 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

As of March 31, 2017, cash, cash equivalents and liquid investments totaled $4.3 million as compared to $7.2 million on December 31, 2016.

For the three months ended March 31, 2017, we used $2.8 million of cash for operating activities. This consisted of a net loss for the period of $4.3 million, which included approximately $23,000 of non-cash depreciation and amortization, $0.1 million of non-cash stock-based compensation, $1.0 million for the change in the fair value of warrants issued in connection with our May 10, 2016 registered offering, $0.3 million for the net change in current assets and liabilities and $2,000 for the net change in non-current assets and liabilities. Net cash was used primarily for our internally funded research and development programs and general and administrative activities.

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

Net cash provided by investing activities during the three months ended March 31, 2017 was $1.7 million. This consisted primarily of proceeds from the sale and maturity of investments.

Net cash provided by investing activities during the three months ended March 31, 2016 was $1.1 million. This consisted primarily of proceeds from the sale and maturity of investments.

There was no cash provided by financing activities during the three months ended March 31, 2017 or 2016.

Since our initial public offering, we have raised capital by offering shares of our common stock and warrants to purchase shares of our common stock in a variety of offerings.

On January 23, 2014, we filed a $75.0 million shelf registration statement on Form S-3 (the “2014 shelf registration statement”), with the Securities and Exchange Commission, which was declared effective February 11, 2014 and allowed us to obtain financing through the issuance of any combination of common stock, preferred stock or warrants. Due to its expiration, the 2014 shelf registration statement is no longer available for use for primary offerings by the Company.

On February 11, 2014, we entered into an Equity Distribution Agreement (the “EDA”) with Roth Capital Partners, LLC (“Roth Capital Partners”), pursuant to which we could sell from time to time up to $10.0 million of shares of our common stock, par value $0.001 per share, through Roth Capital Partners. Sales of shares pursuant to the EDA, if any, could be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation directly on the NASDAQ Capital Market, or any other existing trading market for the shares or through a market maker, or, if agreed by us and Roth Capital Partners, by any other method permitted by law, including but not limited to in negotiated transactions. Sales under the EDA have been made pursuant to the 2014 shelf registration statement. As of March 31, 2014, we had sold 72,168 shares pursuant to the EDA for gross proceeds of approximately $2.6 million. We have not sold any shares under the EDA since that date, and we would not be able to do so until a new registration statement is filed pursuant to which sales under the EDA may be made.

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

As of March 31, 2017, pursuant to the EDA and the Registered Direct Offerings, we sold 906,363 shares of our common stock since the 2014 shelf registration statement became effective on February 11, 2014 for gross proceeds of $16.6 million. These sales resulted in proceeds, net of issuance costs of approximately $15.1 million. The 2014 shelf registration statement expired on February 11, 2017.

On January 24, 2017, GenVec, Intrexon Corporation and Merger Sub entered into the Merger Agreement, pursuant to which, and on the terms and conditions set forth therein, Merger Sub will merge with and into GenVec. We will survive the Merger as a wholly owned subsidiary of Intrexon. For more information on the Merger, the Merger Agreement and its terms and conditions, see Note 11, “Subsequent Events,” of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities. We currently estimate we will use approximately $4.3 million of cash during the four quarters ending March 31, 2018. Our estimate includes approximately $0.4 million in contractual obligations.

Our financial statements as of December 31, 2016 were prepared under the assumption that we will continue as a going concern for the next twelve months. The report of our independent registered public accounting firm for the year ended December 31, 2016 included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. If the Merger is not consummated, our ability to continue as a going concern may depend on our ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. If management is unsuccessful in these efforts, our current capital is not expected to be sufficient to fund our operations for the next twelve months. Our financial statements as of March 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are described in Note 7, “Commitments and Contingencies”, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies”, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2016.

There have been no material changes in our significant accounting policies or critical accounting estimates since the end of 2016.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within Note 1, “General”, of the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2017, under the supervision and with the participation of our president, chief executive officer and corporate secretary (our principal executive officer) and our vice president, accounting and finance, corporate controller and treasurer (our principal financial officer), we have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our president, chief executive officer and corporate secretary and our vice president, accounting and finance, corporate controller and treasurer have concluded that, as of March 31, 2017, these disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports filed with the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings, refer to Note 8 “Litigation” in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following discussion of risk factors, in its entirety, in addition to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as other information contained in that report, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and in the other reports we file with the SEC.

Lawsuits have been filed, and other lawsuits may be filed, against us and members of our board of directors challenging our merger with Intrexon GV Holding, Inc., and an adverse ruling in any such lawsuit may delay or prevent the completion of the merger or result in an award of damages against us.

Four putative class actions (the “Stockholder Actions”) were filed against us and members of our board of directors (the “Individual Defendants”) in connection with our proposed merger (the “Merger”) with Intrexon GV Holding, Inc. (“Merger Sub”). The complaints in the Stockholder Actions allege that GenVec and the Individual Defendants violated Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by failing to disclose in the draft proxy statement included in the Registration Statement on Form S-4 filed by Intrexon Corporation (“Intrexon”) on March 17, 2017 in connection with the Merger certain information regarding alleged potential conflicts of interest, events leading up to the signing of the merger agreement with Intrexon and Merger Sub (the “Merger Agreement”), certain financial data regarding GenVec, and certain inputs regarding Roth Capital Partners’ fairness opinion. The complaints in the Stockholder Actions also allege the Individual Defendants violated Section 20(a) of the Securities Exchange Act of 1934 as control persons who had the ability to prevent the Registration Statement from being false and misleading. Two of the Stockholder Actions also allege that Intrexon and Merger Sub violated Section 20(a) of the Exchange Act. The actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees. On April 19, 2017, the plaintiffs in two of the Stockholder Actions voluntarily dismissed their claims. On April 25, 2017, the plaintiff in one of the Stockholder Actions filed a pre-motion letter advising the court of his intention to file a motion for preliminary injunctive relief (the “April 25 Letter”). On May 2, 2017, the parties to the Stockholder Actions entered into a Memorandum of Understanding (the “MOU”) that calls for, among other things: (1) certain additional disclosures to be included in the proxy statement mailed to GenVec stockholders in connection with the Merger; (2) the withdrawal of the April 25 Letter; and (3) dismissal of the remaining Stockholder Actions immediately following the vote by GenVec stockholders on the Merger. On May 4, 2017, in accordance with the MOU, the plaintiffs in the remaining Stockholder Actions advised the Court of the MOU, filed stipulations seeking to stay those actions and withdrew the April 25 Letter. GenVec and the Individual Defendants believe the remaining Stockholder Actions are without merit and, if those actions are not voluntarily dismissed pursuant to the MOU, intend to vigorously defend them.

Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the Merger. The existence of litigation relating to the Merger could impact the likelihood of obtaining stockholder approval of the Merger. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert management’s attention away from its regular business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1*	Agreement and Plan of Merger, dated as of January 24, 2017, by and among Intrexon Corporation, Intrexon GV Holding, Inc., and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 24, 2017).

4.1	Form of Amendment No. 1 to Rights Agreement, dated as of January 24, 2017, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-24469) filed with the Securities and Exchange Commission on January 24, 2017).

31.1	Rule 13a-14(a) Certification by Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a) Certification by Principal Financial Officer. (filed herewith)

32.1	Rule 13a-14(b) Certification by Principal Executive Officer pursuant to 18 United States Code Section 1350. (filed herewith)

32.2	Rule 13a-14(b) Certification by Principal Financial Officer pursuant to 18 United States Code Section 1350. (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GenVec agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVEC, INC.
(Registrant)

Date: May 10, 2017	By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
President, Chief Executive Officer, Corporate Secretary and Director

Date: May 10, 2017	By:	/s/ James V. Lambert
James V. Lambert Vice President, Accounting and Finance, Corporate Controller and Treasurer (Principal Financial Officer and Principal Accounting Officer)

